Form 10-K
period 1998-12-31
BANK ONE CORP
filed 1999-03-29
CIK 1067092

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

               Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1998    Commission file number 333-60313

                             BANK ONE CORPORATION
            (Exact name of registrant as specified in its charter)

                               ----------------

               Delaware                              31-0738296
    (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)               Identification No.)
                           One First National Plaza
                            Chicago, Illinois 60670
          (Address of principal executive offices including zip code)
      Registrant's telephone number, including area code: (312) 732-4000

          Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of Each Exchange
Title of Each Class                                    on which Registered
-------------------                                  -----------------------
Common Stock, $0.01 par value                        New York Stock Exchange
                                                     Chicago Stock Exchange
Preferred Stock with Cumulative and Adjustable
 Dividends, Series B ($100 stated value), $0.01 par
 value                                               New York Stock Exchange
Preferred Stock with Cumulative and Adjustable
 Dividends, Series C ($100 stated value), $0.01 par
 value                                               New York Stock Exchange
7 1/2% Preferred Purchase Units                      New York Stock Exchange
7 1/4% Subordinated Debentures Due 2004              New York Stock Exchange
8.10% Subordinated Notes Due 2002                    New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                     None.

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  The aggregate market value of voting stock held by nonaffiliates of the Corporation at December 31, 1998, was approximately $60,200,000,000 (based on the average price of such stock on February 26, 1999). At December 31, 1998, the Corporation had 1,177,310,348 shares of its Common Stock, $0.01 par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Corporation's definitive proxy statement dated March 30, 1999, are incorporated by reference into Part III hereof.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              BANK ONE CORPORATION

                                Form 10-K Index

                                                                            Page
                                                                            ----
PART I

 Item 1.    Business.....................................................     2
            Description of Business......................................     2
            Employees....................................................     5
            Competition..................................................     5
            Monetary Policy and Economic Controls........................     5
            Supervision and Regulation...................................     5
            Financial Review.............................................    10
 Item 2.    Properties...................................................    87
 Item 3.    Legal Proceedings............................................    87
 Item 4.    Submission of Matters to a Vote of Security Holders..........    87
 Executive Officers of the Registrant.....................................   87

PART II

 Item 5.    Market for Registrant's Common Equity and Related Stockholder
             Matters.....................................................    88
 Item 6.    Selected Financial Data......................................    88
 Item 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................    88
 Item 7A.   Quantitative and Qualitative Disclosures About Market Risk...    88
 Item 8.    Financial Statements and Supplementary Data..................    88
 Item 9.    Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure....................................    89

PART III

 Item 10.   Directors and Executive Officers of the Registrant...........    89
 Item 11.   Executive Compensation.......................................    89
 Item 12.   Security Ownership of Certain Beneficial Owners and
             Management..................................................    89
 Item 13.   Certain Relationships and Related Transactions...............    89

PART IV

 Item 14.   Exhibits, Financial Statement Schedules and Reports on Form
             8-K.........................................................    89

                                    PART I

Item 1. Business

DESCRIPTION OF BUSINESS

                                    General

  BANK ONE CORPORATION (the "Corporation") is a multibank holding company registered under the Bank Holding Company Act of 1956 (the "BHC Act"), and is headquartered in Chicago, Illinois. The Corporation was incorporated in Delaware on April 9, 1998, to effect the merger (the "Merger") of BANC ONE CORPORATION ("BANC ONE"), an Ohio corporation and registered bank holding company, and First Chicago NBD Corporation ("FCN"), a Delaware corporation and registered bank holding company. The Merger was effected in two steps. First, BANC ONE reincorporated in Delaware by merging with and into the Corporation, its wholly owned subsidiary; immediately following that merger, FCN merged with and into the Corporation. The Merger became effective on October 2, 1998.

  Prior to the Merger, BANC ONE was a registered bank holding company that had been incorporated in the State of Delaware in 1968 and reincorporated in Ohio in 1989. FCN was the corporation resulting from the merger, effective December 1, 1995, of First Chicago Corporation, a Delaware corporation and registered bank holding company, with and into NBD Bancorp, Inc., a Delaware corporation and registered bank holding company. FCN had been incorporated under the laws of the State of Delaware in 1972.

  Through its bank subsidiaries (collectively, the "Banks"), the Corporation provides domestic retail banking, finance and credit card services; worldwide corporate and institutional banking services; and trust and investment management services. The Corporation operates banking offices in Arizona, Colorado, Florida, Illinois, Indiana, Kentucky, Louisiana, Michigan, Ohio, Oklahoma, Texas, Utah, West Virginia and Wisconsin. The Corporation also owns nonbank subsidiaries that engage in businesses related to banking and finance, including credit card and merchant processing, consumer and education finance, mortgage lending and servicing, insurance, venture capital, investment and merchant banking, trust, brokerage, investment management, leasing, community development and data processing.

  Like its predecessors, the Corporation continually evaluates its business operations and organizational structures, and routinely explores opportunities to (i) acquire financial institutions and other financial services-related businesses or assets, and (ii) enter into strategic alliances to expand the scope of its services and its customer base. When consistent with its overall business strategy, the Corporation also will sell assets or exit certain businesses or markets. In June 1998, BANC ONE completed its acquisition of First Commerce Corporation ("First Commerce"), a Louisiana-based multi-bank holding company with total assets of approximately $9.3 billion. In December 1998, through a joint venture with Boston EquiServe Limited Partnership, the Corporation formed EquiServe Limited Partnership, the largest provider of corporate shareholder services in the United States. Pursuant to the Corporation's strategy, begun in 1997, to streamline its retail delivery structure (the "Retail Delivery Initiative"), the Corporation sold 117 banking centers in 1998 and has entered into agreements to sell 22 banking centers during the first half of 1999. Additional banking center sales will be considered in the future. In addition, as a condition of regulatory approval of the First Commerce acquisition, in September 1998, the Corporation sold 25 Louisiana banking centers. Similarly, as a condition of regulatory approval of the Merger, the Corporation announced the sale of 51 banking centers in six local banking markets in Indiana. That sale, to Union Planters Corporation, was completed during the first quarter of 1999.

                               Lines of Business

  The Corporation engages primarily in five lines of business--Commercial Banking, Credit Card, Retail Banking, Finance One and Investment Management-- as well as proprietary investment activities.

Commercial Banking

  The Commercial Banking Group provides a broad range of corporate financial products to large and mid-sized corporations, financial institutions, governmental entities, nonprofit organizations and private banking customers. The Corporation is one of the leading commercial banking organizations in the United States, ranking as the number-one commercial and middle market bank in the Midwest, and the number-three commercial bank in the United States.

  One of the Corporation's subsidiaries, First Chicago Capital Markets, Inc., is a primary government bond dealer and is principally responsible for syndicating bank loans and for activities in the following types of securities: corporate, asset backed, municipal and United States government agency securities. Activities include trading, sales, underwriting, research, and maintaining an active secondary market with national sales distribution.

  Through a number of its subsidiaries, the Corporation also develops, markets and delivers cash management, operating, clearing and other noncredit products and services, both overseas and domestically. These include money transfer, collection, disbursement, documentary, remittance, trade finance, real estate and lease financing, and international securities clearing services.

  The Commercial Banking Group's customers include large and midsized companies that have greater than $5 million in annual sales and are located in various geographic segments throughout the United States and the world. Commercial Banking specializes in creating custom banking solutions to meet the unique financial needs of companies within the financial services, health care, retailing, communications, energy and utilities, and auto industries.

  Commercial Banking increasingly serves companies through its international product delivery system, which provides them with the tools they need to prosper in global markets. This global approach to relationship management and customer service relies on a network of offices, branches, subsidiaries, affiliates and representative offices across the United States and in 13 locations abroad.

  The Commercial Banking Group also provides specialized financial solutions and integrated wealth- management strategies to high net worth individuals, their families and their businesses. Private banking services range from traditional banking and credit services to custom-tailored financial planning, tax counseling, investment advisory services, estate planning, and trust and custody services.

Credit Card

  The Corporation's Credit Card operations extend nationwide and to Canada and the United Kingdom. A member of both the Visa(R) and MasterCard(R) associations, the Corporation issues credit cards primarily through its subsidiary, First USA Bank, N.A. ("First USA"). At December 31, 1998, Credit Card had more than 56 million cardmembers; with more than $70 billion in managed credit card receivables, the Corporation was the nation's largest Visa(R) and MasterCard(R) lender.

Retail Banking

  The Retail Group provides depository and related bank and financial products and services to individuals and small business customers in 14 states. The Group operates about 2,000 banking centers, providing a full range of consumer loan, deposit and other credit-related products. In addition, services are provided through 24-hour telephone banking centers, a nationwide network of automated teller machines ("ATMs") and online banking. In 1998, the Retail Group announced a strategic alliance with the Internet portal, Excite(R), to expand its existing online banking services. The Corporation is the third largest provider of loans to small businesses in the nation, and also provides small businesses with credit, deposit and cash management services. Through its consumer lending unit, the Retail Group delivers consumer loan products, including home equity loans and lines. Home equity loans have become one of the fastest-growing forms of personal credit in the United States, and the Corporation is a major provider through services such as Bank One Loan-By-Phone(R), which provides expedited approval of creditworthy applications. The ONE Card, issued through the Retail Group, is one of the country's leading debit cards for individuals, with 4.2 million cards in circulation.

Finance One

  The Finance One Group engages in consumer finance, mortgage lending, and financing through third-party intermediaries, such as automobile dealers, mortgage brokers and university financial aid offices, and does business in all 50 states. The Group is organized into two divisions, consumer financial services and indirect financial services.

  The Consumer Financial Services Division includes Banc One Financial Services, Inc., a consumer finance company that specializes in real estate-secured debt consolidation loans, and Banc One Mortgage Corporation, which originates residential first mortgages. Other businesses within this division include broker-originated home equity loans, home improvement loans, student loans and tax refund anticipation loans.

  The Indirect Financial Services Division provides automobile loans and leases, and recreational vehicle and marine loans, to consumers through a nationwide network of dealers. The division also provides wholesale services to the dealers, principally floor plan (inventory) financing and commercial real estate loans.

Investment Management

  The Investment Management Group provides investment and insurance services to individuals and institutions. Asset management and financial planning are among the Group's core activities. Assets are managed by the Group's investment advisory firm, Banc One Investment Advisors Corporation, a registered investment advisor. The Group also provides investment-related services, including retirement and custody services, securities lending, mortgage services and global corporate trust. The Group's insurance companies make available a range of insurance products, such as credit insurance, selected life insurance products, and annuities. The Group ranks as one of the nation's top 30 asset managers, with more than $120 billion in assets under management. After the investment management businesses of BANC ONE and FCN are integrated, the Group will advise one of the 25 largest mutual fund complexes in the country, the One Group Mutual Funds.

Proprietary Investments

  Primarily through certain of its nonbank subsidiaries, the Corporation engages in various noncustomer-oriented investment activities, including the Corporate Investments growth equity, tax-oriented and value-oriented portfolios.

  Growth equity investments include various forms of equity funding for acquisitions, management buyouts, growing businesses and small business ventures. Tax-oriented investment activities include investing in and advising on leases for commercial aircraft, and major industrial and power production facilities and equipment. Investments also are made in alternative energy programs and affordable housing projects qualifying for tax credits under federal tax laws. Value-oriented investments include positions in value investment markets, such as loans, trade claims and securities of distressed companies. In addition, such activities include investing in securities of companies whose debt trades below full face value of the claim, below-investment-grade tranches of commercial mortgage-backed securities, asset-backed securities, subordinated debt and other securities.

                          Risk Management Governance

  The Corporation's risk management processes are governed by a decision-making hierarchy that elevates key strategic and policy decisions to higher authorities. The highest decision-making committee within the hierarchy (excluding committees of the Board of Directors) is the Executive Risk Management Committee, which determines the Corporation's risk/return profiles. This committee includes, among others, the Chairman, the Chief Executive Officer, the Vice Chairmen, the Chief Risk Management Officer and the Chief Financial Officer.

  The Executive Risk Management Committee is supported by the Commercial Banking Risk Management Committee, which approves material product risk and portfolio management initiatives for large corporate and middle market businesses; the Consumer Banking Risk Management Committee, which serves in a similar role for consumer lines of business; the Market and Investment Risk Management Committee, which approves policies for trading, investment and capital markets activities; and the Operating Risk Forum, which assesses operating risk issues for the Corporation.

EMPLOYEES

  As of December 31, 1998, the Corporation and its subsidiaries had 91,310 employees on a full-time-equivalent basis.

COMPETITION

  The Corporation and its subsidiaries face active competition in all of their principal activities, not only from commercial banks, but also from savings and loan associations, credit unions, finance companies, mortgage companies, leasing companies, insurance companies, mutual funds, securities brokers and dealers, other domestic and foreign financial institutions, and various nonfinancial institutions.

MONETARY POLICY AND ECONOMIC CONTROLS

  The earnings of the Banks, and therefore the earnings of the Corporation, are affected by the policies of regulatory authorities, including the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). An important function of the Federal Reserve Board is to promote orderly economic growth by influencing interest rates and the supply of money and credit. Among the methods that have been used to achieve this objective are open market operations in United States government securities, changes in the discount rate for member bank borrowings, and changes in reserve requirements against bank deposits. These methods are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, interest rates on loans and securities, and rates paid for deposits.

  The Federal Reserve Board's monetary policies strongly influence the behavior of interest rates and can have a significant effect on the operating results of commercial banks. Global financial market turmoil in 1998 contributed to the decision of the Federal Reserve Board to reduce short-term interest rates somewhat toward the end of the year.

  The effects of the various Federal Reserve Board policies on the future business and earnings of the Corporation cannot be predicted. Other economic controls also have affected the Corporation's operations in the past. The Corporation cannot predict the nature or extent of any effects that possible future governmental controls or legislation might have on its business and earnings.

SUPERVISION AND REGULATION

  The following discussion sets forth certain material elements of the regulatory framework applicable to bank holding companies and their subsidiaries and provides certain specific information relevant to the Corporation. The regulatory framework is intended primarily to protect depositors and the federal deposit insurance funds and not security holders. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to those provisions. A change in the statutes, regulations or regulatory policies applicable to the Corporation or its subsidiaries may have a material effect on the business of the Corporation.

                                    General

  As a bank holding company, the Corporation is subject to regulation under the BHC Act, and to inspection, examination and supervision by the Federal Reserve Board. Under the BHC Act, bank holding companies generally may not own or control more than 5% of the voting shares or substantially all the assets of any company, including a bank, without the Federal Reserve Board's prior approval. In addition, bank holding companies generally may engage, directly or indirectly, only in banking and such other activities as are determined by the Federal Reserve Board to be closely related to banking.

  Various governmental requirements, including Sections 23A and 23B of the Federal Reserve Act, as amended, limit borrowing by the Corporation and its nonbank subsidiaries from the Banks. These requirements also limit various other transactions between the Corporation and its nonbank subsidiaries, on the one hand, and the Banks, on the other. For example, Section 23A limits to no more than 10% of its total capital the aggregate outstanding amount of any bank's loans and other "covered transactions" with any particular nonbank affiliate, and limits to no more than 20% of its total capital the aggregate outstanding amount of any bank's covered transactions with all of its nonbank affiliates. Section 23A also generally requires that a bank's loans to its nonbank affiliates be secured, and Section 23B generally requires that a bank's transactions with its nonbank affiliates be on arm's-length terms.

  Most of the Banks are national banking associations and, as such, are subject to regulation primarily by the Office of the Comptroller of the Currency ("OCC") and, secondarily, by the Federal Deposit Insurance Corporation ("FDIC") and the Federal Reserve Board. The Corporation's state-chartered Banks are subject to regulation by the Federal Reserve Board and the FDIC and, in addition, by their respective state banking departments. The Banks' operations in other countries are subject to various restrictions imposed by the laws of those countries.

                        Liability for Bank Subsidiaries

  The Federal Reserve Board has adopted a policy stating that a bank holding company is expected to act as a source of financial and managerial strength to each of its subsidiary banks and to maintain resources adequate to support each such subsidiary bank. This support may be required at times when the Corporation may not have the resources to provide it. In addition, Section 55 of the United States National Bank Act (the "NBA") permits the OCC to order the pro rata assessment of shareholders of a national bank whose capital has become impaired. If a shareholder fails within three months to pay such an assessment, the OCC can order the sale of the shareholder's stock to cover the deficiency. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank would be assumed by the bankruptcy trustee and entitled to priority of payment.

  Under the terms of the Federal Deposit Insurance Act, the FDIC can hold any FDIC-insured depository institution liable for any loss the FDIC incurs, or reasonably expects to incur, in connection with (a) the "default" of any commonly controlled FDIC-insured depository institution or (b) any assistance provided by the FDIC to any commonly controlled depository institution that is "in danger of default." An institution is deemed in "default," for this purpose, if it is placed in conservatorship or receivership, and "in danger of default" if a "default" is likely to occur absent regulatory assistance. All of the Banks are FDIC-insured depository institutions.

                             Capital Requirements

  The Corporation is subject to capital requirements and guidelines imposed on bank holding companies by the Federal Reserve Board. The OCC, the FDIC and the Federal Reserve Board impose similar capital requirements and guidelines on the Banks within their respective jurisdictions. These capital requirements establish higher capital standards for banks and bank holding companies that assume greater risks. For this purpose, a bank holding company's or a bank's assets and certain specified off-balance-sheet commitments are assigned to four risk categories, each weighted differently based on the level of credit risk that is ascribed to such assets or commitments. In addition, risk-weighted assets are adjusted for low-level recourse and market-risk-equivalent assets. A bank holding company's or a bank's capital, in turn, is divided into three tiers: core

("Tier 1") capital, which includes common equity, non-cumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred stock and related surplus (excluding auction rate issues), and minority interests in equity accounts of consolidated subsidiaries, less goodwill, certain identifiable intangible assets and certain other assets; supplementary ("Tier 2") capital, which includes, among other items, perpetual preferred stock not meeting the Tier 1 definition, mandatory convertible securities, subordinated debt and allowances for loan and lease losses, subject to certain limitations, less certain required deductions; and market risk ("Tier 3") capital, which includes qualifying unsecured subordinated debt.

  The Corporation, like other bank holding companies, is required to maintain Tier 1 and total capital (the sum of Tier 1, Tier 2 and Tier 3 capital) equal to at least 4% and 8% of its total risk-weighted assets, respectively. At December 31, 1998, the Corporation met both requirements, with Tier 1 and total capital equal to 7.9% and 11.3% of its total risk-weighted assets, respectively. Each of the Banks was in compliance with its applicable minimum capital requirement at December 31, 1998.

  The Federal Reserve Board, the FDIC and the OCC have adopted rules to incorporate market and interest-rate risk components into their risk-based capital standards. Amendments to the risk-based capital requirements, incorporating market risk, became effective January 1, 1998. Under these market risk requirements, capital is allocated to support the amount of market risk related to a financial institution's ongoing trading activities.

  The Federal Reserve Board also requires bank holding companies to maintain a minimum "leverage ratio" (Tier 1 capital to adjusted average assets). The guidelines provide for a minimum leverage ratio of 3% for bank holding companies that have the highest regulatory rating or have implemented the risk-based capital measures for market risk, or 4% for holding companies that do not meet either of these requirements. Each of the Banks is subject to similar requirements adopted by the applicable federal regulatory agency. At December 31, 1998, the Corporation's leverage ratio was 8.0%. Each of the Banks was in compliance with its applicable leverage ratio requirement as of December 31, 1998.

  Each federal banking regulator may set capital requirements higher than the minimums noted above for holding companies or institutions whose circumstances warrant it. For example, institutions experiencing or anticipating significant growth may be expected to maintain capital ratios, including tangible capital positions, well above the minimum levels. Furthermore, the Federal Reserve Board has indicated that it will consider a "tangible Tier 1 capital leverage ratio" (deducting all intangibles) and other measures of capital strength in evaluating proposals for expansion or new activities. No federal banking regulator has, however, imposed any such special capital requirement on the Corporation or the Banks.

  Failure to meet capital requirements could subject a bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business, which are described below.

  The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), among other things, identifies five capital categories for insured depository institutions (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized), and requires the respective federal regulatory agencies to implement systems for "prompt corrective action" for insured depository institutions that do not meet minimum capital requirements within such categories. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions depending on the category in which an institution is classified. Failure to meet the capital guidelines could also subject a depository institution to capital raising requirements. An "undercapitalized" depository institution must develop a capital restoration plan, and its parent holding company must guarantee that bank's compliance with the plan. The liability of the parent holding company under any such guarantee is limited to the lesser of 5% of the depository institution's assets at the time it became "undercapitalized" or the amount needed to comply with the plan. Furthermore, in the event of the bankruptcy of the parent holding company, such guarantee would take priority over the parent's general unsecured creditors. In addition, FDICIA requires the various regulatory agencies to prescribe certain non-capital standards for safety and soundness relating generally to operations and management, asset quality and executive compensation, and it permits regulatory action against a financial institution that does not meet such standards.

  As of December 31, 1998, each Bank was "well capitalized," based on the "prompt corrective action" ratios and guidelines described above. It should be noted, however, that a Bank's capital category is determined solely for the purpose of applying the OCC's (or the FDIC's) "prompt corrective action" regulations; the capital category may not constitute an accurate representation of the Bank's overall financial condition or prospects.

                             Dividend Restrictions

  Various provisions of federal and state law limit the amount of dividends the Banks can pay to the Corporation without regulatory approval. For example, approval generally is required for any national bank, or any state chartered bank that is a member of the Federal Reserve System, to pay any dividend that would cause the bank's total dividends paid during any calendar year to exceed the sum of the bank's net income during such calendar year plus the bank's retained net income for the prior two calendar years. Such a bank also generally may not pay any dividend exceeding its undivided profits then on hand without regulatory approval. At January 1, 1999, $2.0 billion of the total stockholders' equity of the Banks was available for payment of dividends to the Corporation without approval by the applicable regulatory authority.

  In addition, federal bank regulatory agencies have authority to prohibit the Banks from engaging in unsafe or unsound practices in conducting their business. The payment of dividends, depending upon the financial condition of the bank in question, could be deemed to constitute an unsafe or unsound practice. The ability of the Banks to pay dividends in the future is currently, and could be further, influenced by bank regulatory policies and capital guidelines.

                         Deposit Insurance Assessments

  The deposits of each of the Banks are insured up to regulatory limits by the FDIC and, accordingly, are subject to deposit assessments to maintain the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF") administered by the FDIC. The FDIC has adopted regulations establishing a permanent risk-related deposit insurance assessment system. Under the system, the FDIC places each insured bank in one of nine risk categories based on (a) the bank's capitalization and (b) supervisory evaluations provided to the FDIC by the institution's primary federal regulator. Each insured bank's insurance assessment rate is then determined by the risk category in which it is classified.

  The annual insurance premiums on bank deposits insured by the BIF and the SAIF vary, from $0.00 per $100 of deposits, for banks classified in the highest capital and supervisory evaluation categories, to $0.27 per $100 of deposits, for banks classified in the lowest capital and supervisory evaluation categories.

  The Deposit Insurance Funds Act of 1996 provides for assessment to be imposed on insured depository institutions with respect to deposits insured by the BIF and the SAIF (in addition to assessments currently imposed on depository institutions with respect to BIF- and SAIF-insured deposits) to pay for the cost of Financing Corporation ("FICO") funding. The FDIC's 1998 FICO assessment rates were approximately $0.012 per $100 annually for BIF-assessable deposits and $0.061 per $100 annually for SAIF-assessable deposits. The Banks held approximately $10.7 billion of SAIF-assessable deposits as of December 31, 1998. The FICO assessments do not vary depending upon a depository institution's capitalization or supervisory evaluations.

                         Depositor Preference Statute

  Federal legislation has been enacted providing that deposits and certain claims for administrative expenses and employee compensation against an insured depository institution would be afforded a priority over other general unsecured claims against such institution, including federal funds and letters of credit, in the liquidation or other resolution of the institution by any receiver.

                               Brokered Deposits

  Under FDIC regulations, no FDIC-insured depository institution can accept brokered deposits unless it (a) is well capitalized, or (b) is adequately capitalized and receives a waiver from the FDIC. In addition, these regulations prohibit any depository institution that is not well capitalized from (i) paying an interest rate on deposits in excess of 75 basis points over certain prevailing market rates, or (ii) offering "pass through" deposit insurance on certain employee benefit plan accounts unless it provides certain notice to affected depositors.

                              Interstate Banking

  Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Riegle-Neal"), subject to certain concentration limits and other requirements, (a) bank holding companies such as the Corporation are permitted to acquire banks and bank holding companies located in any state; (b) any bank that is a subsidiary of a bank holding company is permitted to receive deposits, renew time deposits, close loans, service loans and receive loan payments as an agent for any other bank subsidiary of the holding company, and
(c) banks are permitted to acquire branch offices outside their home states by merging with out-of-state banks, purchasing branches in other states, and establishing de novo branch offices in other states; provided that, in the case of any such purchase or opening of individual branches, the host state has adopted legislation "opting in" to those provisions of Riegle-Neal; and, provided that, in the case of a merger with a bank located in another state, the host state has not adopted legislation "opting out" of that provision of Riegle-Neal. The Corporation might use its authority under Riegle-Neal to acquire banks in additional states and to consolidate its bank subsidiaries under a smaller number of separate charters.

                                     Other

  The Corporation's nonbank subsidiaries and banking-related business units are subject to regulation by various state and federal regulatory agencies and self-regulatory organizations. Activities subject to such regulation include investment management, investment advisory services, commodities and securities brokerage, insurance services and products, municipal securities dealing and transfer agency services.

FINANCIAL REVIEW

                           Index To Financial Review

                                                                            Page
                                                                            ----
Selected Financial Data....................................................  11
Earnings Analysis..........................................................  12
Business Segments..........................................................  19
Risk Management............................................................  23
Liquidity Risk Management..................................................  23
Market Risk Management.....................................................  24
Credit Risk Management.....................................................  28
Derivative Financial Instruments...........................................  34
Year 2000 Readiness Disclosure.............................................  36
Capital Management.........................................................  36
Forward-Looking Statements.................................................  39
Consolidated Financial Statements..........................................  41
Notes to Consolidated Financial Statements.................................  45
Report of Independent Public Accountants...................................  76
Selected Statistical Information...........................................  77

                            Selected Financial Data

(In millions, except ratios      1998      1997      1996      1995      1994
and per-share data)            --------  --------  --------  --------  --------
Income and Expense:
Net interest income--tax-
 equivalent basis............  $  9,469  $  9,619  $  9,417  $  8,042  $  7,917
Provision for credit losses..     1,408     1,988     1,716     1,067       558
Noninterest income...........     8,071     6,694     5,994     5,478     4,327
Restructuring charges and
 merger-related costs........     1,231       337        --       267        --
Operating expense (1)........    10,314     9,403     8,681     7,948     7,729
Net income...................     3,108     2,960     3,231     2,675     2,493
Per Common Share Data:
Net income, basic............  $   2.65  $   2.48  $   2.64  $   2.17  $   2.00
Net income, diluted..........      2.61      2.43      2.57      2.12      1.96
Cash dividends declared......      1.52      1.38      1.24      1.13      1.03
Book value...................     17.31     16.03     16.64     15.28     14.19
Balance Sheet:
Loans........................   155,398   159,579   153,496   138,478   125,145
Deposits.....................   161,542   153,726   145,206   145,343   142,443
Long-term debt (2)...........    22,298    21,546    15,363    12,582    10,275
Total assets.................   261,496   239,372   225,822   228,298   215,860
Common stockholders' equity..    20,370    18,724    18,856    17,345    15,647
Total stockholders' equity...    20,560    19,050    19,507    18,143    16,568
Performance Ratios:
Return on average assets.....      1.30%     1.29%     1.43%     1.19%     1.20%
Return on average common
 equity......................      15.9      15.8      17.5      15.7      15.6
Net interest margin..........      4.52      4.75      4.70      4.07      4.30
Efficiency ratio.............      65.8      59.7      56.3      60.8      63.1
Credit Quality:
Net charge-offs to average
 loans.......................      0.97%     1.21%     1.04%     0.59%     0.48%
Allowance for credit losses
 to loans outstanding........      1.46      1.77      1.75      1.75      1.75
Nonperforming assets to loans
 and other real estate owned.      0.53      0.42      0.40      0.55      0.60
Common Stock Data:
Average shares outstanding,
 basic.......................     1,170     1,176     1,199     1,198     1,211
Average shares outstanding,
 diluted.....................     1,189     1,213     1,254     1,248     1,252
Stock price, year-end........  $  51.06  $  49.37  $  39.09  $  31.10  $  20.97
Stock dividends..............        10%       --        10%       --        10%
Dividend payout ratio........        58%       61%       38%       40%       44%

--------
(1) Noninterest expense reduced by restructuring charges and merger-related costs, including certain integration costs.
(2) Includes trust preferred capital securities.

                               Earnings Analysis

Introduction

  To better understand underlying trends and performance, the Corporation has excluded restructuring and merger-related costs as well as the effects of unusual events or transactions, to present financial performance on an "operating" basis. Operating results should be reviewed in conjunction with reported results.

  For funding and risk-management purposes, the Corporation periodically securitizes loans, primarily in support of credit card activities. The accounting for securitizations complicates the understanding of underlying trends in net interest income, net interest margin and noninterest income, as well as the underlying growth rates of reported loans. For a more complete understanding, these trends are also reviewed on a "managed" basis, which adds data on securitized credit card loans to reported data on loans. Results on a managed basis, where presented, should be read in conjunction with reported results.

  Management's discussion and analysis may contain forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. However, such performance involves risks and uncertainties that may cause actual results to differ materially from those expressed in forward-looking statements. See pages 39-40 for a full discussion of such factors.

Summary of Financial Results

  The Corporation's reported 1998 net income was $3.108 billion, or $2.61 per share, up from $2.960 billion, or $2.43 per share in 1997, and compared with $3.231 billion, or $2.57 per share, in 1996. The following table summarizes the key financial lines and ratios on a reported basis for the years presented.

                                                         1998     1997    1996
(In millions, except per-share data)                    -------  ------  ------
Net interest income--tax-equivalent basis.............. $ 9,469  $9,619  $9,417
Provision for credit losses............................   1,408   1,988   1,716
Noninterest income.....................................   8,071   6,694   5,994
Noninterest expense....................................  11,545   9,740   8,681
Net income.............................................   3,108   2,960   3,231
Earnings per share
  Basic................................................    2.65    2.48    2.64
  Diluted..............................................    2.61    2.43    2.57
Return on assets.......................................    1.30%   1.29%   1.43%
Return on common equity................................    15.9    15.8    17.5
Net interest margin....................................    4.52    4.75    4.70
Efficiency ratio.......................................    65.8    59.7    56.3

Adjustments to Operating Results on a Managed Basis

  In arriving at managed operating results for the periods presented, the Corporation has adjusted reported results as follows:

  . To reflect securitized credit card receivables as on-balance-sheet loans;

  . To exclude restructuring and merger-related costs associated with the FCN, First Commerce and First USA transactions, which totaled $1.166 billion in 1998 and $467 million in 1997, on a pretax basis;

  . To exclude gains generated in 1998 from the sale of banking facilities associated with the Retail Delivery Initiative totaling $259 million, on a pretax basis; and

  . To exclude other pretax charges of $175 million, associated with the restructuring of the Corporation's Rapid Cash retail business initiative and an impairment charge related to the Corporation's auto lease portfolio.

  The following table reconciles reported results with operating results for the years presented.

                                       1998            1997           1996
                                  --------------- -------------- --------------
                                   Net     EPS,    Net    EPS,    Net    EPS,
(In millions, except per-share    Income  diluted Income diluted Income diluted
data)                             ------  ------- ------ ------- ------ -------
Reported......................... $3,108   $2.61  $2,960  $2.43  $3,231  $2.57
Restructuring and merger-related
 costs...........................    824    0.69     329   0.27     --     --
Gains from Retail Delivery
 Initiative......................   (181)  (0.15)    --     --      --     --
Other charges....................    118    0.10     --     --      --     --
                                  ------   -----  ------  -----  ------  -----
Operating........................ $3,869   $3.25  $3,289  $2.70  $3,231  $2.57
                                  ======   =====  ======  =====  ======  =====

  A more detailed discussion of restructuring and merger-related costs and other charges begins on page 17.

Summary of Operating Results on a Managed Basis

  Earnings on an operating basis were $3.869 billion, or $3.25 per share, in 1998, compared with $3.289 billion, or $2.70 per share, in 1997, up 18% and 20%, respectively. Operating earnings for 1996 were $3.231 billion or $2.57 per share. The following table summarizes the key financial lines from an operating perspective on a managed basis.

                                                       1998     1997     1996
(In millions, except per-share data)                  -------  -------  -------
Net interest income--tax-equivalent basis............ $13,828  $12,950  $11,997
Provision for credit losses..........................   3,914    3,869    3,172
Noninterest income...................................   6,070    5,380    4,859
Noninterest expense..................................  10,315    9,409    8,670
Net income...........................................   3,869    3,289    3,231
Earnings per share
  Basic..............................................    3.29     2.76     2.64
  Diluted............................................    3.25     2.70     2.57
Return on assets.....................................    1.39%    1.26%    1.28%
Return on common equity..............................    19.8     17.6     17.5
Net interest margin..................................    5.56     5.50     5.28
Efficiency ratio.....................................    51.8     51.3     51.4

  The Corporation's operating results for 1998 reflect positive fundamental performance, including:

  . Strong managed net interest margin of 5.56%, up from 5.50% in 1997 and 5.28% in 1996;

  . Average managed loan growth of 6% over 1997 levels, with credit card loans leading the increase;

  . Sound credit quality, as exhibited by continued strong credit ratios; and

  . Improved managed fee-based revenue, with overall growth of 13% generated by increases in each major fee category.

Net Interest Income

  Net interest income includes fundamental spreads on earning assets as well as such items as loan fees, cash interest collections on problem loans, dividend income, interest reversals, and income or expense on derivatives used to manage interest rate risk. Net interest margin measures how efficiently the Corporation uses its earning assets and underlying capital.

  In order to understand fundamental trends in net interest income, average earning assets and net interest margins, it is useful to analyze financial performance on a managed portfolio basis, which treats loans sold in credit card securitization transactions as if they had not been sold.

                                                     1998      1997      1996
(In millions)                                      --------  --------  --------
Managed
  Net interest income--tax-equivalent basis....... $ 13,828  $ 12,950  $ 11,997
  Average earning assets..........................  248,621   235,420   227,421
  Net interest margin.............................     5.56%     5.50%     5.28%
Reported
  Net interest income--tax-equivalent basis....... $  9,469  $  9,619  $  9,417
  Average earning assets..........................  209,514   202,334   200,259
  Net interest margin.............................     4.52%     4.75%     4.70%

  Managed net interest income increased 7% in 1998 compared with 1997. This growth was primarily attributable to a $13.2 billion, or 6%, increase in average earning assets. In addition, net interest margin improved to 5.56%, reflecting continued growth in higher-spread consumer loans, as well as deposit growth. Average managed loans increased $11.9 billion, with higher-margin credit card loans accounting for $5.7 billion of the increase. Average commercial loans grew 7% in 1998, predominantly reflecting growth in the middle market segment. Average other consumer loans were essentially flat compared with 1997. Planned sales of residential mortgage loans were offset by growth in other segments of the consumer loan portfolio.

  Managed net interest income for 1997 increased $953 million, or 8%, from 1996, due primarily to an $8.0 billion increase in average earning assets. The managed net interest margin for 1997 increased to 5.50% from 5.28% in 1996, reflecting the growth in and positive effect of higher-margin credit card and consumer loans, as well as a decline in the level of lower-margin investment securities.

Noninterest Income

  In order to provide more meaningful trend analysis, credit card fee revenue and total noninterest income in the following table are shown on a managed basis. Credit card fee revenue excludes the net credit card servicing revenue (spread income less credit costs) associated with securitized credit card receivables.

                                                              Percent
                                                        Increase (Decrease)
                                                        ---------------------
                                   1998    1997   1996  1997-1998   1996-1997
(Dollars in millions)             ------  ------ ------ ---------   ---------
Trading profits.................. $  149  $  117 $   72         27%         63%
Equity securities gains..........    250     334    332        (25)          1
Investment securities gains......    155     101     44         53         130
                                  ------  ------ ------  ---------   ---------
  Market-driven revenue..........    554     552    448         --          23
Credit card revenue (1)..........  1,424   1,194    996         19          20
Fiduciary and investment
 management fees.................    807     746    700          8           7
Service charges on deposits......  1,255   1,219  1,129          3           8
Other service charges and
 commissions.....................  1,390   1,172  1,037         19          13
                                  ------  ------ ------  ---------   ---------
  Managed fee-based revenue......  4,876   4,331  3,862         13          12
Other............................    640     497    549         29          (9)
                                  ------  ------ ------  ---------   ---------
  Managed noninterest income--
   operating basis...............  6,070   5,380  4,859         13          11
Gains--Retail Delivery
 Initiative......................    259      --     --        N/M         N/M
Other charges....................   (110)     --     --        N/M         N/M
                                  ------  ------ ------  ---------   ---------
  Managed noninterest income--
   reported basis................ $6,219  $5,380 $4,859         16%         11%
                                  ======  ====== ======  =========   =========

--------
(1) Net credit card servicing revenue totaled $1.852 billion in 1998, $1.314 billion in 1997 and $1.135 billion in 1996.
N/M--Not meaningful.

  Managed noninterest income increased 16% in 1998, following an 11% increase in 1997. In both periods, fee-based revenue contributed to the year-over-year improvements in noninterest income. In 1998, $259 million in gains from banking center sales associated with the Retail Delivery Initiative also contributed to the growth in noninterest income.

Market-Driven Revenue
---------------------

  Market-driven revenue for 1998 reflected an economic environment that included global market volatility and uncertainty. The mix of market-driven revenue changed compared with 1997, as improvements in both trading profits and investment securities gains were offset by the year-over-year decline in equity securities gains. While more sensitive to changes in market conditions than other noninterest income components, market-driven revenue remains a core component of the commercial business and an important contributor to overall earnings growth.

  Trading profits on an operating basis increased 27% to $149 million, up from $117 million in 1997 and $72 million in 1996. Both derivative and foreign exchange trading generated favorable results in 1998. Derivative trading results in 1997 were negatively affected by losses recognized in specific portfolio positions, as well as by a volatile interest rate environment. Foreign exchange trading benefited from the volatility in foreign currency markets experienced in 1998 and 1997. The following table provides additional details on total revenue from trading businesses.

Trading Revenue (Including Related Net Interest Income)

                                                                 1998 1997 1996
(In millions)                                                    ---- ---- ----
Foreign exchange and derivatives................................ $ 84 $ 72 $ 63
Fixed income and derivatives....................................   51   11   48
Other trading...................................................  177  142  104
                                                                 ---- ---- ----
    Total....................................................... $312 $225 $215
                                                                 ==== ==== ====

  Equity securities gains totaled $250 million in 1998, down from $334 million in 1997 and $332 million in 1996. Equity securities gains were particularly strong in the first half of 1998, and included a $65 million gain on the sale of a single investment in the electrical supply industry. Equity market volatility and uncertainty in the second half of the year dampened full-year 1998 results. Investment securities gains totaled $155 million in 1998, compared with $101 million in 1997 and $44 million in 1996. The higher investment securities gains in 1998 and 1997 primarily resulted from more active management of the investment portfolio, with a focus on government and mortgage-backed securities.

Managed Fee-Based Revenue
-------------------------

  Managed fee-based revenue grew 13% in 1998, following 12% growth in 1997. Each major category of fee-based revenue posted increases in both 1998 and 1997.

  Credit card fees rose 19% to $1.424 billion in 1998, reflecting higher levels of interchange and cardholder fees, partially offset by reduced gains on credit card securitizations. Credit card receivables growth in both periods produced higher levels of account- and transaction-based fee revenue. In addition, ongoing pricing changes initiated in 1996 continued to generate increased fee levels. Securitization-related gains totaled $134 million in 1998, $188 million in 1997 and $4 million in 1996. In December 1996, the Corporation sold an interest in its merchant processing business to a third party. As a result, the Corporation's remaining interest was recorded using the equity method of accounting, and credit card fee revenue decreased by $93 million in 1997.

  Fiduciary and investment management fees include revenue generated by traditional trust products and services, investment management activities and the shareholder services business. Revenues from the shareholder services business were $94 million in 1998, $98 million in 1997 and $88 million in 1996. This relative consistency was achieved despite industry consolidation and price competition. In December 1998, the Corporation combined its shareholder services business with that of Boston EquiServe Limited Partnership, creating the nation's largest corporate shareholder services provider. The Corporation began recognizing its proportionate share of the partnership's net earnings in other noninterest income in December 1998. In 1996, the Corporation decided to exit its stand-alone global custody and master trust businesses; the exit was completed in the second quarter of 1997. Revenues from these activities totaled approximately $11 million for 1997 and $54 million for 1996.

  Service charges on deposit accounts, which include deficient balance fees, increased 3% to $1.255 billion for 1998, following an 8% increase in 1997. Growth in cash management fees was a contributing factor, due in part to the extensive cross-selling of product offerings across various customer segments.

  Other service charges and commissions increased 19% over 1997 levels. Loan syndication fees increased, as transaction flow grew in late 1998 in response to market liquidity concerns that affected commercial customers. Continued growth in other fee revenue from retail product areas, including home mortgage and investment management, also contributed to this excellent performance.

  On an operating basis, other noninterest income increased $143 million or 29% from 1997, and included gains on sales of loans of $286 million for 1998, $107 million for 1997 and $166 million for 1996. Other noninterest income for 1996 included a gain of $107 million from the sale of a portion of the Corporation's investment in its merchant processing segment of the credit card business. Reported other noninterest income in 1998 included $259 million in gains from banking center sales associated with the Retail Delivery Initiative, as well as charges totaling $110 million for asset valuation adjustments, primarily associated with the Corporation's auto leasing portfolio.

Noninterest Expense

  On an operating basis, noninterest expense in 1998 was $10.314 billion, up 10% from $9.403 billion in 1997. Operating expense for 1997 was 8% higher than in 1996. Growth in identified businesses, specifically credit card, contributed to the year-over-year growth in operating expense. Technology initiatives, including Year 2000 readiness, systems and other reengineering projects, also added to the overall expense growth.

                                                               Percent
                                                         Increase (Decrease)
                                                         ---------------------
                                   1998     1997   1996  1997-1998   1996-1997
(Dollars in millions)             -------  ------ ------ ---------   ---------
Salaries and employee benefits
  Salaries......................  $ 3,770  $3,551 $3,363          6%          6%
  Employee benefits.............      707     673    663          5           2
                                  -------  ------ ------
    Total salaries and employee
     benefits...................    4,477   4,224  4,026          6           5
Net occupancy and equipment
 expense........................      845     739    738         14          --
Depreciation and amortization...      680     693    694         (2)         --
Outside service fees and
 processing.....................    1,349   1,145    956         18          20
Marketing and development.......    1,024     837    568         22          47
Communication and
 transportation.................      781     711    652         10           9
Other...........................    1,262   1,054  1,047         20           1
Less: Merger-related integration
 included above.................     (104)     --     --        N/M         N/M
                                  -------  ------ ------  ---------   ---------
Noninterest expense--operating
 basis..........................   10,314   9,403  8,681         10           8
Merger-related and restructuring
 costs..........................    1,166     337     --        N/M         N/M
Other business restructuring
 costs..........................       65      --     --        N/M         N/M
                                  -------  ------ ------  ---------   ---------
Noninterest expense--reported
 basis..........................  $11,545  $9,740 $8,681         19%         12%
                                  =======  ====== ======  =========   =========

--------
N/M -- Not meaningful.

  Salary and benefit costs were $4.477 billion in 1998, up 6% compared with $4.224 billion in 1997. The increases in 1998 and 1997 reflect staffing increases to support growth in certain business activities as well as annual salary increases and higher performance-based initiatives in certain business units.

  Occupancy and equipment expense was up 14 percent over 1997 levels, reflecting the outsourcing of various property management services and the implementation and ongoing support of an expanded ATM delivery network, including the Rapid Cash retail banking initiative. Expense growth in this area was mitigated by banking center sales associated with the Retail Delivery Initiative. This initiative was restructured at the end of 1998, resulting in $65 million of restructuring costs, which should produce future expense savings in this area.

  Outside service fees and processing expense increased 18% in 1998 and 20% in 1997 and included consulting and implementation costs incurred to support Year 2000 readiness, as well as other technology and reengineering initiatives in various businesses. Increased credit card transaction volume and account generation required higher levels of support and processing costs.

  Year 2000 readiness costs totaled $185 million in 1998 and $50 million in 1997, and are included in various noninterest expense categories. See "Year 2000 Readiness Disclosure" on page 36.

  Marketing and development expense increased significantly in both 1998 and 1997. Credit card marketing efforts accounted for much of the increase. A record 10.1 million new accounts were added in 1998, higher than the 9.7 million new accounts added in 1997.

  Other operating expense increased significantly during 1998, reflecting the cost to support growth in transaction-driven business activities and the higher level of technology-driven and business reengineering project initiatives.

Applicable Income Taxes

  The following table shows the Corporation's income before income taxes, applicable income taxes and effective tax rate for each of the past three years.

                                                          1998    1997    1996
(Dollars in millions)                                    ------  ------  ------
Income before income taxes.............................. $4,465  $4,427  $4,842
Applicable income taxes.................................  1,357   1,467   1,611
Effective tax rates.....................................   30.4%   33.1%   33.3%

  Tax expense for all three years included benefits for tax-exempt income, tax-advantaged investments and general business tax credits offset by the effect of nondeductible expenses, including goodwill. An increasing level of transaction activity in tax-advantaged products during 1998 produced a lower effective tax rate than in prior periods.

Merger-Related Costs and Other Charges

BANC ONE/FCN Merger
-------------------

  The Corporation estimates that net restructuring charges and merger-related costs of approximately $1.25 billion ($837 million after-tax) will be incurred in connection with the BANC ONE/FCN Merger. Actions incorporated in the business combination and restructuring plan are targeted for implementation over a 12-18 month period following the Merger. Merger-related and restructuring costs recorded in the fourth quarter of 1998 totaled $984 million ($697 million after-tax), or 59 cents per share, consisting of a restructuring charge of $636 million and merger-related costs of $348 million. An additional $526 million of merger-related costs is expected to be incurred during 1999. Gains on the required Indiana banking center divestitures, which were completed during the 1999 first quarter, were approximately $260 million.

  The $636 million restructuring charge included $421 million of personnel-related expenses, $80 million of transaction costs and $135 million of exit costs, including asset write-offs and the settlement or recognition of obligations under existing contractual arrangements. Personnel-related items consisted primarily of severance and benefits costs for separated employees, and costs associated with the "change in control" provisions included in certain of the Corporation's stock plans. The benefit package available to affected employees has been approved by management and communicated on a corporate-wide basis. Trends in total headcount for the Corporation will reflect growth in support of line of business strategies and reductions based on eliminated positions resulting from the Merger. The net reduction in full-time positions is expected to represent about 4-5% of September 30, 1998, headcount over the next year. Facilities and equipment costs include the net cost associated with the closing and divestiture of identified banking facilities, and from the consolidation of headquarters and operational facilities. Other merger-related transaction costs include investment banking fees, registration and listing fees, and various accounting, legal and other related transaction costs.

  Merger-related costs of $348 million included $294 million related to the accounting consequences of changes in business practices. Of this total, $260 million resulted from the modification, in light of the Merger, of a contractual relationship to purchase credit card accounts. Previously capitalized costs under this account sourcing agreement will be amortized over a one-year period. On a going forward basis, such costs will be expensed as incurred. Merger-related costs also included $54 million of business and systems integration costs. Additional costs, totaling approximately $526 million, are estimated to be incurred during 1999.

First Commerce Corporation Acquisition
--------------------------------------

  In connection with the First Commerce acquisition, the Corporation identified second quarter 1998 restructuring and merger-integration charges of $182 million ($127 million after-tax), or 10 cents per share, of which $127 million was recorded as a restructuring charge, $44 million represented integration costs and $11 million was associated with Year 2000 compliance. The restructuring charge of $127 million associated with the First Commerce acquisition consisted of employee benefits, severance and retention costs, and other merger-related costs.

First USA, Inc. Acquisition
---------------------------

  In connection with the First USA acquisition, the Corporation recognized second quarter 1997 merger-related costs and restructuring charges of $371 million ($261 million after-tax), or 21 cents per share, of which $241 million was recorded as a separate component of noninterest expense and $130 million as additional provision for credit losses.

  The restructuring costs associated with the First USA acquisition totaled $241 million and consisted of employee benefits, severance and stock option vesting costs; professional services costs; premiums to redeem preferred securities of a subsidiary trust; asset-related write-downs and other transaction-related costs.

  The $130 million additional provision for credit losses primarily reflected the reclassification of $2.0 billion of credit card loans previously classified as held for sale to the loan portfolio, in connection with the effort to consolidate the BANC ONE and First USA credit card master trusts, and to conform credit card charge-off policies.

Other Charges
-------------

  The Corporation recorded other charges totaling $175 million ($118 million after-tax), or 10 cents per share, in the fourth quarter of 1998, resulting from its continuing review of the strategies and practices of its ongoing businesses. These charges included $110 million in asset valuation adjustments, primarily reflecting an estimate of impairment inherent in the Corporation's auto lease portfolio, resulting from recent changes in both business dynamics and economic factors. In addition, the Corporation restructured its Rapid Cash business to position it for future growth and profitability. Costs totaling $65 million were incurred, including write-offs of certain ATM assets and the restructuring or settlement of vendor contracts.

  In the second quarter of 1997, the Corporation recorded restructuring charges totaling $96 million ($68 million after-tax), or 6 cents per share, to streamline the retail delivery system by consolidating approximately 200 banking centers over a 12-month period and to halt development of the Strategic Banking System, a retail deposit banking system.

                               Business Segments

Highlights

  The 1998 financial performance of the Corporation's major business lines-- Commercial Banking, and the consumer units of Credit Card, Retail Banking and Finance One--are summarized below. Detailed descriptions of the major business lines can be found beginning on page 2. The results of Investment Management, a key product line that includes insurance sales, are allocated to Commercial Banking, Credit Card and Retail Banking where the relevant customer business resides. For reference, the earnings of Investment Management are also shown separately. Previous years' results for all business lines are not available.

                                                                 Managed Average
                                                                 Average Common
                                                   Net           Assets  Equity
                                               Income ($MM) ROE   ($B)    ($B)
                                               ------------ ---  ------- -------
Commercial Banking............................    $1,510     20% $146.7   $ 7.5
Credit Card...................................     1,162     20    62.7     5.7
Retail Banking................................       592     21    32.8     2.9
Finance One...................................       313     18    34.1     1.7
Other activities/unallocated..................       292    N/A     2.6     1.7
                                                  ------    ---  ------   -----
  Total Operating.............................     3,869     20   278.9    19.5
Merger-related and special items..............      (761)   --      --      --
                                                  ------    ---  ------   -----
  Total BANK ONE..............................    $3,108     16% $278.9   $19.5
                                                  ======    ===  ======   =====
Investment Management (included above)........    $  250     35% $  --    $ 0.7

--------
N/A--Not applicable

Business Segment Management

  The Corporation manages its lines of business based on risk, return and growth. The reported returns on equity are on a risk-adjusted basis, with risk being differentiated through the capital allocation process. Therefore, returns will tend to converge within a relatively limited range. The capital framework is based on a targeted AA debt rating for the Corporation, which is considerably more conservative than that of peer competitors in most business lines. Ongoing capital allocation to business lines will be based not only on risk, but on growth expectations as well. Businesses with higher growth potential will attract more capital and resources than those with lower growth rates. Overall, this discipline aims to support superior growth and superior total returns for the Corporation.

Description of Methodology

  Although the Corporation's internal profitability reporting systems were not combined in 1998, the line-of-business results were developed under a consistent management accounting framework. A comprehensive project was initiated in the second half of 1998 to evaluate the management accounting practices of both predecessor organizations against the industry's "best practices." This study will continue in 1999 to achieve common standards for management reporting across the Corporation. Where significant differences in methodology existed, conforming adjustments were made in 1998 results. Further policy refinements may cause restatements of 1998 data in future reporting periods.

  Key elements of the management reporting process include:

  . Funds Transfer Pricing--To determine net interest income for the business units, a detailed process of charging/crediting for assets/liabilities is employed. This system is designed to be consistent with the Corporation's asset and liability management principles.

  . Cost Allocation--Costs of support units are fully allocated to the business lines. Allocation processes will become more standardized in 1999 for these indirect expenses and overhead costs.

  . Capital Attribution--Common equity is assigned to the business units based on the underlying risk of their activities. Four forms of risk are measured: credit, market, operational and lease residual. The risk tolerance used in this framework is consistent with that required for a AA debt rating. See page 37 for more information on economic capital.

Other Disclosure Issues

  More detailed results for the lines of business follow, preceded by explanatory comments.


  . The merger-related and special charges, and banking center gains in 1998 totaling $1.082 billion pretax are not attributed to any line of business; results are presented on an operating basis. See "Merger-Related Costs and Other Charges" beginning on page 17 for additional disclosure regarding these items.

  . All disclosures are on a managed basis; securitized credit card receivables, and related income statement line items, are presented as if these were on-balance-sheet loans.

  . The "other" category includes noncore business activities, predominantly investments, as well as unallocated capital and certain one-time corporate items.

  The "Earnings Analysis" section beginning on page 12 provides more information about the reconciliation of reported results to operating or managed results.


Commercial Banking                                                  1998 Results
--------------------------------------------------------------------------------
(In millions)
Net interest income (FTE)..........................................   $ 2,944
Provision for credit losses........................................       224
Noninterest income.................................................     2,417
Noninterest expense................................................     3,015
Net income.........................................................     1,510
Return on equity...................................................        20%
Efficiency ratio...................................................        56%
(In billions)
Average loans......................................................   $  77.1
Average assets.....................................................     146.7
Average common equity..............................................       7.5

--------
FTE--Fully taxable equivalent.

  Commercial Banking is the Corporation's largest earnings contributor, serving business customers ranging in size from middle market to mid-sized companies to large corporations. Commercial Banking also serves high-net-worth customers in its private banking division. Product offerings in this business line include traditional credit products, corporate finance, treasury services, investment management and capital markets products. Other contributors to Commercial Banking's earnings are the results of leveraged and equipment leasing, proprietary investing and venture capital activities. Credit risk constitutes the largest portion of the capital assigned to this business.

  For 1998, net income was $1.510 billion and return on equity reached 20%. Looking ahead to the next two years, Commercial Banking aims to grow earnings consistently 10-15% and produce returns of 15-20%.

Consumer Businesses

  The Corporation serves a number of different consumer customer markets with a variety of products and through multiple delivery channels. For 1998, this business was managed in three separate segments: Credit Card, Retail Banking and Finance One. As the Corporation's strategy evolves, changes may be made in this organizational structure.

Credit Card                                                        1998 Results
-------------------------------------------------------------------------------
(In millions)
Net interest income (FTE).........................................   $ 6,450
Provision for credit losses.......................................     3,302
Noninterest income................................................     1,473
Noninterest expense...............................................     2,847
Net income........................................................     1,162
Return on managed receivables.....................................       1.9%
Return on equity..................................................        20%
Efficiency ratio..................................................        36%
(In billions)
Average loans.....................................................     $61.0
Average assets....................................................      62.7
Average common equity.............................................       5.7

  The world's leading credit card company, First USA contributed $1.162 billion, or 30% of corporate earnings for 1998. Return on managed receivables was 1.9%. Innovative marketing--including an aggressive Internet strategy--is expected to generate continued double-digit growth in outstandings. Credit Card's near-term earnings targets are net income growth of 15-20% and return on equity of 20-25%.

  Capital is maintained at 9% of managed receivables. Many competitors in the credit card business have debt ratings well below AA and, on average, carry capital ratios of 5-6% of managed receivables. On this capitalization basis, the return on equity for Credit Card would have been about 30% for 1998.

Retail Banking                                                      1998 Results
--------------------------------------------------------------------------------
(In millions)
Net interest income (FTE)..........................................    $3,159
Provision for credit losses........................................       131
Noninterest income.................................................     1,449
Noninterest expense................................................     3,573
Net income.........................................................       592
Return on equity...................................................        21%
Efficiency ratio...................................................        78%
(In billions)
Average loans......................................................    $ 28.3
Average assets.....................................................      32.8
Average deposits...................................................      91.4
Average common equity..............................................       2.9

  With average loans of more than $28 billion and deposits of $91 billion generated through an extensive banking center network, ATMs, online banking and other channels, the Retail Banking Group is one of the nation's premier providers of financial services to individuals and small businesses. It earned $592 million for 1998 and generated a 21% return on equity. More than half of the capital allocation is related to operational risk and goodwill. Earnings growth is targeted at 10-15% for the 1999 and 2000 time periods, which is expected to be produced largely by merger synergies and gains in cost efficiency. The return on equity goal is 15-20%.

Finance One                                                         1998 Results
--------------------------------------------------------------------------------
(In millions)
Net interest income (FTE)..........................................    $1,131
Provision for credit losses........................................       299
Noninterest income.................................................       338
Noninterest expense................................................       691
Net income.........................................................       313
Return on equity...................................................       18%
Efficiency ratio...................................................       47%
(In billions)
Average loans......................................................     $33.3
Average assets.....................................................      34.1
Average common equity..............................................       1.7

  In 1998, the activities of Finance One--direct and indirect auto financing, secured consumer finance, mortgage lending and other forms of secured financing--produced net income of $313 million, or 8% of corporate operating earnings. Return on equity was 18% and average loans grew to $33 billion. Finance One looks for continued earnings growth of 15-20% in the next two years and ongoing returns of 15-20%.

Investment Management                                               1998 Results
--------------------------------------------------------------------------------
(In millions)
Total revenue......................................................    $1,194
Noninterest expense................................................       811
Net income.........................................................       250
Return on equity...................................................        35%
Efficiency ratio...................................................        68%
(In billions)
Assets under management ...........................................    $122.3
Average common equity..............................................       0.7
(In millions)
Net income attribution:
Commercial.........................................................    $  135
Credit Card........................................................        68
Retail Banking.....................................................        47

  Investment Management products are sold to retail and institutional customers across the Corporation's business lines. Mutual funds, insurance, annuities, and personal and corporate trust services form the core of this business, which produced $250 million in net income for 1998. This business plans to grow earnings 20-25% and generate a return on equity of 25% or greater. Investment Management attracts a small amount of operational risk capital.

                                                     1998 Results
                                        --------------------------------------
Other Activities and
Corporate/Unallocated                   Other Activities Corporate/Unallocated
--------------------------------------- ---------------- ---------------------
(In millions)
Net interest income (FTE)..............       $ 54               $ 90
Provision for credit losses............         --                (42)
Noninterest income.....................        251                142
Noninterest expense....................        157                 32
Net income.............................         97                195
(In billions)
Average loans..........................        0.2                 --
Average assets.........................        2.6                 --
Average common equity..................        0.2                1.5

  The earnings of other activities totaled $97 million, derived principally from noncore investing. Capital of $1.5 billion is not specifically assigned to business units. This amount includes capital to cover corporate structural interest-rate risk. Also, certain gains on sales of premises and other corporate assets, as well as tax credits, are included in the Corporate/Unallocated category.

  See Note 6--Operating Segments for additional disclosure regarding the Corporation's business segments.

                                Risk Management

  The Corporation's various business activities generate liquidity, market and credit risks.

  . Liquidity risk is the possibility of being unable to meet all current and future financial obligations in a timely manner.

  . Market risk is the possibility that changes in future market rates or prices will make the Corporation's positions less valuable.

  . Credit risk is the possibility of loss from a customer's failure to perform according to the terms of a transaction.

  Compensation for assuming these risks is reflected in interest income, trading profits and fee income. In addition, these risks are factored into the allocation of capital to support various business activities, as discussed in the "Capital Management" section, beginning on page 36.

  The Corporation is a party to transactions involving financial instruments that create risks that may or may not be reflected on a traditional balance sheet. These financial instruments can be subdivided into three categories:

  . Cash financial instruments, which are generally characterized as on-balance-sheet transactions, and include loans, bonds, stocks and deposits.

  . Credit-related financial instruments, which include such instruments as commitments to extend credit and standby letters of credit.

  . Derivative financial instruments, which include such instruments as interest rate, foreign exchange, equity price and commodity price contracts, including forwards, swaps and options.

  The Corporation's risk management policies are intended to identify, monitor and limit exposure to liquidity, market and credit risks that arise from each of these financial instruments.

                           Liquidity Risk Management

  Liquidity is managed in order to preserve stable, reliable and cost-effective sources of cash to meet all current and future financial obligations in a timely manner. The Corporation considers strong capital ratios, credit quality and core earnings as essential to retaining high credit ratings and, consequently, cost-effective access to market liquidity. In addition, a portfolio of liquid assets, consisting of federal funds sold, deposit placements and selected highly marketable investment securities, is maintained to meet short-term demands on liquidity.

  The Consolidated Statement of Cash Flows, on page 44, presents data on cash and cash equivalents provided and used in operating, investing and financing activities.

  The Corporation's ability to attract wholesale funds on a regular basis and at a competitive cost is fostered by strong ratings from the major credit rating agencies. As of December 31, 1998, the Corporation and its principal banks had the following long- and short-term debt ratings.

Credit Ratings

                                                                       Senior
                                                         Short-Term     Long-
                                                            Debt      Term Debt
December 31, 1998                                       ------------ -----------
                                                        S &          S &
                                                         P   Moody's  P  Moody's
                                                        ---- ------- --- -------
The Corporation (Parent)............................... A-1    P-1   A+    Aa3
Principal Banks........................................ A-1+   P-1   AA-   Aa2

  The Treasury department is responsible for identifying, measuring and monitoring the Corporation's liquidity profile. The position is evaluated monthly by analyzing the composition of the liquid asset portfolio, performing various measures to determine the sources and stability of the wholesale purchased funds market, tracking the exposure to off-balance-sheet draws on liquidity, and monitoring the timing differences in short-term cash flow obligations.

  Access to a variety of funding markets and customers in the retail and wholesale sectors is vital both to liquidity management and to cost minimization. A large retail customer deposit base is one of the significant strengths of the Corporation's liquidity position. In addition, a diversified mix of short- and long-term funding sources from the wholesale markets is maintained through active participation in global capital markets and by securitizing and selling assets such as credit card receivables.

  The following table shows the total funding source mix for the periods indicated.

Deposits and Other Purchased Funds

                                      1998     1997     1996     1995     1994
December 31 (In millions)           -------- -------- -------- -------- --------
Domestic offices
  Demand........................... $ 39,854 $ 35,954 $ 33,479 $ 31,653 $ 30,463
  Savings..........................   62,645   58,946   56,359   52,463   51,637
  Time
    Under $100,000.................   24,483   28,815   30,955   31,184   29,267
    $100,000 and over..............   11,819   11,329   10,312   10,753   10,780
Foreign offices....................   22,741   18,682   14,101   19,290   20,296
                                    -------- -------- -------- -------- --------
      Total deposits...............  161,542  153,726  145,206  145,343  142,443
Federal funds purchased and
 securities under repurchase
 agreements........................   23,164   20,346   21,662   24,906   23,613
Commercial paper...................    2,113    1,507    2,446      941    1,479
Other short-term borrowings........   14,824   11,299   10,593   12,781   12,006
Long-term debt (1).................   22,298   21,546   15,363   12,582   10,275
                                    -------- -------- -------- -------- --------
      Total other purchased funds..   62,399   54,698   50,064   51,210   47,373
                                    -------- -------- -------- -------- --------
      Total........................ $223,941 $208,424 $195,270 $196,553 $189,816
                                    ======== ======== ======== ======== ========

--------
(1) Includes trust preferred capital securities.

                            Market Risk Management

Overview

  Market risk refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices, commodity prices and other market-driven rates, prices or volatilities. The Corporation has developed risk-management policies to monitor and limit exposure to market risk. Through its trading activities, the Corporation strives to take advantage of profit opportunities available in interest and exchange rate movements. In asset and liability management activities, policies are in place that are designed to closely manage structural interest rate and foreign exchange rate risk. Disclosures about the fair value of financial instruments, which reflect changes in market prices and rates, can be found in Note 21--Fair Value of Financial Instruments.

Trading Activities

  The Corporation's trading activities are primarily customer-oriented. Cash instruments are sold to satisfy customers' investment needs. Derivative contracts are initially entered into to satisfy the risk management needs of customers. In general, the Corporation then enters into offsetting positions to reduce market risk. In order to accommodate customers, an inventory of capital markets instruments is carried, and access to market liquidity is maintained by making bid-offer prices to other market makers. The Corporation may also take proprietary positions in various capital markets cash instruments and derivatives, and these positions are designed to profit from anticipated changes in market factors.

  Many trading positions are kept open for brief periods of time, often less than one day. Other positions may be held for longer periods. Trading positions are valued at estimated fair value. Realized and unrealized gains and losses on these positions are included in noninterest income as trading profits.

  The Corporation manages its market risk through a value-at-risk measurement and control system, through stress testing, and through dollar limits imposed on trading desks and individual traders. Value-at-risk is intended to measure the maximum fair value the Corporation could lose on a trading position, given a specified confidence level and time horizon. The overall market risk that any line of business can assume, as measured by value-at-risk, is approved by the Risk Management Committee of the Board of Directors. Value-at-risk limits and exposure are monitored on a daily basis for each significant trading portfolio. Stress testing is similar to value-at-risk except that the confidence level is geared to capture more extreme, less frequent market events.

  The following table shows average, high and low value-at-risk derived from the four quarter-ends of 1998, along with value-at-risk figures for December 31, 1998, and December 31, 1997. The activities covered by the table include trading activities and certain other activities, primarily investment securities classified as available-for-sale, that are managed principally as trading risk. During 1998, the Corporation modified the confidence level used for the calculation of value-at-risk to 99% from 99.87%. This change was made to make the value-at-risk figures more comparable to those of other financial institutions, and to gain consistency with regulatory requirements. All amounts in the following table are calculated at the 99% confidence level.

Value-At-Risk

                                      1998   1998 1998 December 31, December 31,
                                     Average High Low      1998         1997
(In millions)                        ------- ---- ---- ------------ ------------
Risk Type
  Interest rate.....................   $23   $27  $16      $27          $20
  Exchange rate.....................     2     2    1        2            5
  Equity............................     2     3    1        2            2
  Commodity.........................    --     1   --       --            1
  Diversification benefit...........                        (2)          (2)
                                                           ---          ---
Aggregate portfolio market risk.....                       $29          $26
                                                           ===          ===

  The Corporation's value-at-risk calculation measures potential losses in fair value using a 99% confidence level and a one-day time horizon. Value-at-risk is calculated using various statistical models and techniques for cash and derivative positions including options. Through the use of observed statistical correlations, the Corporation is able to recognize risk-reducing diversification benefits across certain trading portfolios. However, the reported value-at-risk remains somewhat overstated because not all offsets and correlations are fully considered in the calculation.

  Interest rate risk was the predominant type of market risk incurred during 1998. As of December 31, 1998, before taking diversification benefits into account, approximately 87% of primary market risk exposures were related to interest rate risk. Exchange rate, equity and commodity risks accounted for 6%, 6% and 1%, respectively, of primary market risk exposures.

  Approximately 49% of interest rate risk was generated by U.S. Treasury securities and mortgage-backed securities. Interest rate derivatives accounted for 21% of total interest rate risk. About 11% of interest rate risk was generated by municipal securities, and 10% by corporate securities. The remaining interest rate risk was derived from money market, foreign exchange and various other trading activities.

  Within the category of exchange rate risk, 82% of the risk was generated by foreign exchange spot, forward and option trading. Of the exchange rate risk arising from these activities, 60% related to major currency exposures and 40% to minor currencies. The remaining exchange rate risk was largely from interest rate and equity derivatives trading.

  Equity price risk was primarily generated by equity derivatives trading activities in Chicago, London and Tokyo.

  Commodity price risk was generated by the Corporation's commodity derivatives desk in Chicago, which specializes in those products eligible for bank trading under regulatory requirements.

  At December 31, 1998, market risk exposures were 11% higher than at year-end 1997. This increase is attributable to a 35% increase in reported interest rate risk, primarily reflecting increased positions in U. S. Treasury, mortgage-backed and municipal securities. It should also be noted that increased market volatility in the second half of 1998 had the effect of increasing value-at-risk calculations, which are a function of historical volatility.

Structural Interest Rate Risk Management

  Interest rate risk exposure in the Corporation's non-trading activities (i.e., asset liability management ("ALM") position) is created from repricing, option and basis risks that exist in on- and off-balance-sheet positions. Repricing risk occurs when interest-rate-sensitive financial asset or liability positions reprice at different times as interest rates change. Basis risk arises from a shift in the relationship of the rates on different financial instruments. Option risk is due to "embedded options" often present in customer products including interest rate, prepayment and early withdrawal options; administered interest rate products; deposit products with no contractual maturity structure; and certain off-balance sheet sensitivities. These embedded option positions are complex risk positions that are difficult to offset completely and, thus, represent the primary risk of loss to the Corporation.

  The Corporation's policies strictly limit which business units are permitted to assume interest rate risk. The level of interest rate risk that can be taken is closely monitored and managed by a comprehensive risk control process. The Market and Investment Risk Management Committee, consisting of senior executives of the finance group, credit and market risk oversight units, and line of business units, are responsible for establishing the market risk parameters acceptable for the Corporation's ALM position. Through these parameters the Committee balances the return potential of the ALM position against the desire to limit volatility in earnings and/or economic value. The ALM position is measured and monitored using sophisticated and detailed risk management tools, including earnings simulation modeling and economic value of equity sensitivity analysis, to capture both near-term and longer-term interest rate risk exposures. The Committee establishes the risk measures, risk limits, policy guidelines and the internal control mechanisms (collectively referred to as the Interest Rate Risk Policy) for managing overall ALM exposure. The Interest Rate Risk Policy is reviewed and approved by a committee of the Board of Directors.

  Earnings simulation analysis, or earnings-at-risk, measures the sensitivity of pretax earnings to various interest rate movements. The base-case scenario is established using the forward yield curve. The comparative scenarios assume an immediate parallel shock of the forward curve in increments of plus or minus 100 basis point rate movements. Additional scenarios are analyzed, including more gradual rising or falling rate changes and non-parallel rate shifts. The interest rate scenarios are used for analytical purposes and do not necessarily represent management's view of future market movements. Estimated earnings for each scenario are calculated over a forward-looking 12 month horizon.

  The Corporation's earnings sensitivity profile as of year-end 1998 and 1997 is stated below.

                                                                    Immediate
                                                                 Change in Rates
                                                                 ---------------
                                                                 -100 bp +100 bp
Pretax earnings change                                           ------- -------
December 31, 1998...............................................  1.5%   (1.8)%
                                                                  ====   ======
December 31, 1997...............................................  1.7%   (1.4)%
                                                                  ====   ======

  Assumptions are made in modeling the sensitivity of earnings to interest rate changes. For residential mortgage whole loans, mortgage-backed securities and collateralized mortgage obligations, the earnings simulation model captures the expected prepayment behavior under changing interest rate environments. Additionally, the model measures the impact of interest rate caps and floors on adjustable-rate products. Assumptions regarding the interest rate or balance behavior of indeterminate maturity products (savings, money market, NOW and demand deposits) reflect management's best estimate of expected future behavior. Sensitivity of service fee income to market interest rate levels, such as those related to securitized credit card receivables and cash management products, is included as well.

  For some embedded option positions, the risk exposure occurs at a time period beyond the 12 months captured in earnings sensitivity analysis. Management utilizes a market value of equity sensitivity technique to capture the risk in these longer-term risk positions. This analysis involves calculating future cash flows over the full life of all current assets, liabilities and off-balance-sheet positions under hundreds of different rate paths. The discounted present value of all cash flows represents the Corporation's economic value of equity. The change in this economic value of equity to shifts in the yield curve allows management to measure longer-term repricing and option risk in the portfolio. Interest rate risk in trading activities and other activities, primarily certain investment securities classified as available-for-sale, is managed principally as trading risk.

  Access to the derivatives market is an important element in maintaining the Corporation's desired interest rate risk position. In general, the assets and liabilities generated through ordinary business activities do not naturally create offsetting positions with respect to repricing, basis or maturity characteristics. Using off-balance-sheet instruments, principally plain vanilla interest rate swaps (ALM swaps), the interest rate sensitivity of specific on-balance-sheet transactions, as well as pools of assets or liabilities, is adjusted to maintain the desired interest rate risk profile. At December 31, 1998, the notional value of ALM interest rate swaps totaled $26.1 billion, including $13.5 billion against specific transactions and $12.6 billion against specific pools of assets or liabilities.

Asset and Liability Management Derivatives--Notional Principal

                                             Pay Fixed
                           Receive Fixed      Receive
December 31, 1998 (In      Pay Floating      Floating      Basis Swaps
millions)                 --------------- --------------- -------------  Total
                          Specific  Pool  Specific  Pool  Specific Pool  Swaps
                          -------- ------ -------- ------ -------- ---- -------
Swaps associated with:
  Loans.................. $    --  $5,327  $  341  $2,825   $ --   $400 $ 8,893
  Investment securities..     273      --   1,213      --    154     --   1,640
  Deposits...............      20   3,421      --      --     --     --   3,441
  Funds borrowed
   (including long-term
   debt).................  11,060      --     375     100     50    552  12,137
                          -------  ------  ------  ------   ----   ---- -------
    Total................ $11,353  $8,748  $1,929  $2,925   $204   $952 $26,111
                          =======  ======  ======  ======   ====   ==== =======

  Swaps used to adjust the interest rate sensitivity of specific transactions will not need to be replaced at maturity, since the corresponding asset or liability will mature along with the swap. However, swaps against the asset and liability pools will have an impact on the overall risk position as they mature and may need to be reissued to maintain the same interest rate risk profile. These swaps could create modest earnings sensitivity to changes in interest rates.

  The notional amounts, expected maturity, and weighted average pay and receive rates for the ALM swap position at December 31, 1998, are summarized below. For generic swaps, the maturities are contractual. In the table below, the variable interest rates--which generally are the prime rate, federal funds rate or the one-month, three-month and six-month London interbank offered rates ("LIBOR") in effect on the date of repricing--are assumed to remain constant. However, interest rates will change and consequently will affect the related weighted average information presented in the table.

Asset and Liability Management Swaps--Maturities and Rates

December 31, 1998 (Dollars   1999     2000    2001    2002    2003   Thereafter  Total
       in millions)         -------  ------  ------  ------  ------  ---------- -------
Receive fixed/pay floating
 swaps
  Notional amount.........  $ 8,452  $2,117  $1,754  $1,422  $2,056    $4,300   $20,101
  Weighted average
    Receive rate..........     6.16%   6.27%   6.64%   6.84%   6.26%     6.70%     6.39%
    Pay rate..............     5.36%   5.22%   5.34%   5.48%   5.42%     5.41%     5.34%
Pay fixed/receive floating
 swaps
  Notional amount.........  $ 1,622  $1,560  $  305  $  629  $  266    $  472   $ 4,854
  Weighted average
    Receive rate..........     5.37%   5.38%   5.43%   5.39%   5.53%     5.25%     5.38%
    Pay rate..............     6.13%   6.10%   6.21%   5.89%   6.14%     6.05%     6.09%
Basis swaps
  Notional amount.........  $   755  $  197  $   50  $   --  $   --    $  154   $ 1,156
                            -------  ------  ------  ------  ------    ------   -------
Total notional amount.....  $10,829  $3,874  $2,109  $2,051  $2,322    $4,926   $26,111
                            =======  ======  ======  ======  ======    ======   =======

Foreign Exchange Risk Management

  Whenever possible, foreign currency-denominated assets are funded with liability instruments denominated in the same currency. If a liability denominated in the same currency is not immediately available or desired, a forward foreign exchange contract is used to fully hedge the risk due to cross-currency funding.

  To minimize the earnings and capital impact of translation gains or losses measured on an after-tax basis, the Corporation uses forward foreign exchange contracts to hedge the exposure created by investments in overseas branches and subsidiaries.

                            Credit Risk Management

  The Corporation has developed policies and procedures to manage the level and composition of risk in its credit portfolio. The objective of this credit risk management process is to quantify and manage credit risk on a portfolio basis as well as to reduce the risk of a loss resulting from a customer's failure to perform according to the terms of a transaction.

  Customer transactions create credit exposure that is reported both on and off the balance sheet. On-balance-sheet credit exposure includes such items as loans. Off-balance-sheet credit exposure includes unfunded credit commitments and other credit-related financial instruments. Credit exposure resulting from derivative financial instruments are reported both on and off the balance sheet; see page 35 for more details.

Selected Statistical Information

                                1998      1997      1996      1995      1994
(Dollars in millions)         --------  --------  --------  --------  --------
At year-end
  Loans outstanding.......... $155,398  $159,579  $153,496  $138,478  $125,145
  Nonperforming loans........      729       609       536       661       614
  Other real estate owned....       90        61        71        99       140
  Nonperforming assets.......      819       670       607       760       754
  Allowance for credit
   losses....................    2,271     2,817     2,687     2,422     2,192
  Nonperforming assets/loans
   outstanding and other real
   estate owned..............     0.53%     0.42%     0.40%     0.55%     0.60%
  Allowance for credit
   losses/loans outstanding..     1.46      1.77      1.75      1.75      1.75
  Allowance for credit
   losses/nonperforming
   loans.....................      312       463       501       366       357
For the year
  Average loans.............. $154,952  $155,926  $146,094  $130,614  $117,145
  Net charge-offs............    1,498     1,887     1,522       768       561
  Net charge-offs/average
   loans.....................     0.97%     1.21%     1.04%     0.59%     0.48%

  For analytical purposes, the Corporation's portfolio is divided into commercial, consumer and credit card segments.

Loan Composition

                                      1998     1997     1996     1995     1994
December 31 (In millions)           -------- -------- -------- -------- --------
Commercial
  Domestic
    Commercial..................... $ 53,362 $ 48,458 $ 44,791 $ 40,587 $ 36,914
    Real estate
      Construction.................    5,108    4,639    4,387    3,820    3,191
      Other........................   17,787   16,545   16,016   15,106   14,105
    Lease financing................    6,236    4,537    4,258    3,335    2,631
  Foreign..........................    5,945    5,127    4,160    3,984    3,452
                                    -------- -------- -------- -------- --------
        Total commercial...........   88,438   79,306   73,612   66,832   60,293
Consumer
  Residential real estate..........   12,215   15,221   14,862   14,665   13,651
  Home equity......................   13,589   12,867   12,079    9,384    7,823
  Automotive (1)...................   20,634   17,998   17,293   15,946   16,030
  Student..........................    3,129    3,219    3,304    2,856    2,779
  Other............................    8,359    8,303    7,491    7,270    7,309
                                    -------- -------- -------- -------- --------
        Total consumer.............   57,926   57,608   55,029   50,121   47,592
Credit card (2)....................    9,034   22,665   24,855   21,525   17,260
                                    -------- -------- -------- -------- --------
        Total...................... $155,398 $159,579 $153,496 $138,478 $125,145
                                    ======== ======== ======== ======== ========

--------
(1) Includes auto lease receivables.
(2) During 1998, the Corporation's certificated retained interest in credit card securitizations were reclassified to investment securities-- available-for-sale. At December 31, 1998, the certificated retained interest totaled $16.7 billion.

Allowance for Credit Losses

  The allowance for credit losses is maintained at a level that in management's judgment is adequate to provide for estimated probable credit losses inherent in various on- and off-balance-sheet financial instruments. The level of the allowance reflects management's formal review and analysis of potential credit losses, as well as prevailing economic conditions.

Analysis of Allowance for Credit Losses

                                            1998    1997   1996   1995    1994
(In millions)                              ------  ------ ------ ------  ------
Balance, beginning of year................ $2,817  $2,687 $2,422 $2,192  $2,222
Provision for credit losses...............  1,408   1,988  1,716  1,067     558
Charge-offs
  Commercial
    Domestic
      Commercial..........................    222     200    174    137     118
      Real estate
       Construction.......................      3       3      3      7       4
       Other..............................     25      19     28     41      54
      Lease financing.....................     20      12     15     13       9
    Foreign...............................     52      --      2      1       9
                                           ------  ------ ------ ------  ------
      Total commercial....................    322     234    222    199     194
  Consumer
    Residential mortgage..................     26      18      8      9      10
    Home equity...........................     48      34     24      9       8
    Automotive............................    281     311    248    165     123
    Other.................................    246     256    209    127     102
                                           ------  ------ ------ ------  ------
      Total consumer......................    601     619    489    310     243
  Credit card.............................  1,022   1,544  1,216    616     522
                                           ------  ------ ------ ------  ------
      Total charge-offs...................  1,945   2,397  1,927  1,125     959
Recoveries
  Commercial
    Domestic
      Commercial..........................     68      97     87    105     119
      Real estate
       Construction.......................      3       6     10      6       8
       Other..............................     23      29     27     21      23
      Lease financing.....................      5       3      4      6       4
    Foreign...............................      1      12     15      9      44
                                           ------  ------ ------ ------  ------
      Total commercial....................    100     147    143    147     198
  Consumer
    Residential mortgage..................      4       7      4      5       8
    Home equity...........................      7       7      4      4       3
    Automotive............................    113     122     98     70      63
    Other.................................     64      63     55     39      40
                                           ------  ------ ------ ------  ------
      Total consumer......................    188     199    161    118     114
  Credit card.............................    159     164    101     92      86
                                           ------  ------ ------ ------  ------
      Total recoveries....................    447     510    405    357     398
Net charge-offs...........................  1,498   1,887  1,522    768     561
Other.....................................   (456)     29     71    (69)    (27)
                                           ------  ------ ------ ------  ------
Balance, end of year...................... $2,271  $2,817 $2,687 $2,422  $2,192
                                           ======  ====== ====== ======  ======

   As part of the BANC ONE/FCN Merger integration, the accounting and credit practices associated with the Credit Card businesses were conformed, including the balance sheet classification of the Corporation's investment in its interest (seller's interest) in securitized credit card receivables, the timing of charge-offs and the appropriate reserves that should be maintained against remaining credit risk. Conforming these practices in the fourth quarter of 1998 resulted in the transfer of $375 million from the allowance for credit losses to a securities valuation account. As a result, such investment securities (seller's interest and the interest only strip) are carried at fair value. The remaining transfer was primarily related to First USA's contribution of its $1.6 billion private-label credit card portfolio to a new joint venture formed with GE Capital Corporation. During 1997, an additional $130 million provision for credit losses was taken as a result of the reclassification of credit card loans and to conform credit card charge-off policies.

Nonperforming Assets

  At December 31, 1998, nonperforming assets totaled $819 million, compared with $670 million at year-end 1997 and $607 million at year-end 1996. Nonperforming assets at December 31, 1998, included $729 million of nonperforming loans and $90 million of other real estate owned.

  Nonaccrual loans at year-end 1998 included $41 million of foreign loans, compared with $26 million of foreign loans at year-end 1997.

  The following table shows a breakout of nonperforming assets for the past five years.

                                         1998    1997    1996    1995    1994
December 31 (Dollars in millions)       ------   -----   -----   -----   -----
Nonaccrual loans......................  $  729    $608    $528    $637    $584
Accrual renegotiated loans............      --       1       8      24      30
                                        ------   -----   -----   -----   -----
    Total nonperforming loans (1).....     729     609     536     661     614
Other real estate owned...............      90      61      71      99     140
                                        ------   -----   -----   -----   -----
    Total nonperforming assets........  $  819    $670    $607    $760    $754
                                        ======   =====   =====   =====   =====
Nonperforming assets/loans outstanding
 and other real estate owned..........    0.53%   0.42%   0.40%   0.55%   0.60%
                                        ======   =====   =====   =====   =====

--------
(1) The amount of interest on nonperforming loans that would have been recorded in 1998 totaled $76 million. Of this amount, $28 million was actually recorded in 1998.

Consumer Risk Management

  Consumer loans consist of credit card receivables as well as residential mortgage and home equity loans, automobile financing, student loans and other forms of consumer installment credit. The consumer and credit card loan portfolio decreased during the year to $67.0 billion at year-end 1998. Including securitized credit card receivables, the consumer portfolio increased $10.3 billion, or 9%, to $128.0 billion at December 31, 1998.

Consumer and Credit Card Loans

                                        1998     1997     1996    1995    1994
December 31 (In millions)             -------- -------- -------- ------- -------
Credit card (1)...................... $  9,034 $ 22,665 $ 24,855 $21,525 $17,260
Residential real estate..............   12,215   15,221   14,862  14,665  13,651
Home equity..........................   13,589   12,867   12,079   9,384   7,823
Automotive (2).......................   20,634   17,998   17,293  15,946  16,030
Student..............................    3,129    3,219    3,304   2,856   2,779
Other consumer.......................    8,359    8,303    7,491   7,270   7,309
                                      -------- -------- -------- ------- -------
  Total owned........................   66,960   80,273   79,884  71,646  64,852
Securitized credit card..............   60,993   37,414   29,303  25,179  15,955
                                      -------- -------- -------- ------- -------
  Total managed...................... $127,953 $117,687 $109,187 $96,825 $80,807
                                      ======== ======== ======== ======= =======

--------
(1) During 1998, the Corporation's certificated retained interest in credit card securitizations were reclassified to investment securities-- available-for-sale. At December 31, 1998, the certificated retained interest totaled $16.7 billion.
(2) Includes auto lease receivables.

  Consumer risk management uses sophisticated risk assessment tools across each of the consumer lines of business, including credit cards, loans secured by real estate, automobile loans and leases, and other unsecured loans. With these tools, management targets the product and price offering that best matches the consumer risk profile.

  Management continues to proactively manage the risk/reward relationship of each consumer loan portfolio segment, such that profitability targets and required rates of return on investment are achieved.

  For the credit card portfolio, loss potential is tested using expected levels of losses based on delinquencies and other risk characteristics of the portfolio. For the other segments of the consumer portfolio, reserve factors are based on historical loss rates, delinquency trends and other relevant risk factors.

Managed Credit Card Receivables

                                                        1998     1997     1996
(Dollars in millions)                                  -------  -------  -------
Average balances
  Credit card loans................................... $15,628  $22,880  $22,926
  Securitized credit card receivables.................  44,904   31,992   26,533
                                                       -------  -------  -------
    Total average managed credit card receivables..... $60,532  $54,872  $49,459
                                                       =======  =======  =======
Total net charge-offs (including securitizations)..... $ 3,369  $ 3,391  $ 2,609
                                                       =======  =======  =======
Net charge-offs/average total managed receivables.....    5.57%    6.18%    5.28%
Credit card delinquency rate at period end
  30 or more days.....................................    4.47     4.90     4.96
  90 or more days.....................................    1.98     2.11     2.07

  Managed credit card receivables (i.e., those held in the portfolio and those sold to investors through securitization) were $70.0 billion at December 31, 1998, up 17% from year-end 1997. Average managed credit card receivables were $60.5 billion for 1998, up 10% from 1997. The Corporation purchased the credit card operations of Chevy Chase Bank, FSB, including $4.8 billion of managed credit card loans, on September 30, 1998.

  The managed credit card charge-off rate of 5.57% in 1998 was down from 6.18% in 1997, including the effect of charge-off policy conformance changes in the fourth quarter of 1998. Without conforming such practices, the 1998 charge-off ratio would have been 5.74%, still improved from that of 1997. In addition, 30- and 90-day delinquency rates at year-end 1998 improved from those of a year ago.

  For 1999, credit card performance is expected to remain stable or improve modestly. Debt service burdens have eased following the decline in interest rates during 1998 and continued real wage growth. The growth rate of personal bankruptcies slowed in 1998, but bankruptcy filings remain at historically high levels. Competition for new creditworthy customers remains intense. Management continues to review credit limits, close high-risk unprofitable accounts, tighten new account solicitation criteria, monitor authorization criteria, and review policies and procedures for delinquency management and collection.

Other Consumer Loans

                                                       1998     1997     1996
(Dollars in millions)                                 -------  -------  -------
Average balances..................................... $57,206  $56,410  $51,792
                                                      =======  =======  =======
Total net charge-offs................................ $   413  $   420  $   328
                                                      =======  =======  =======
Net charge-offs/average balances.....................    0.72%    0.74%    0.63%
                                                      =======  =======  =======

  Other consumer loans, primarily loans secured by real estate as well as auto loans and leases, continued to exhibit sound credit quality. The net charge-off rate for non-credit card consumer loans in 1998 was 0.72%, down two basis points from 1997. The composition of the consumer loan portfolio provides broad diversification of risk from both a product and geographic perspective. Centralized underwriting and sophisticated risk-assessment tools and collection practices contributed to this sound credit performance.

Commercial Risk Management

  The commercial risk portfolio includes all domestic and foreign commercial credit exposure. Credit exposure includes the credit risks associated with both on- and off-balance-sheet financial instruments.

  Commercial loans increased 12% from $79.3 billion at December 31, 1997, to $88.4 billion at December 31, 1998. Nonperforming commercial assets increased $149 million to $819 million at year-end 1998, from $670 million at December 31, 1997. Commercial net charge-offs were $222 million, or 0.27% of average loans, in 1998, compared with $87 million, or 0.11%, in 1997.

  In the commercial portfolio, credit quality is rated according to defined levels of credit risk. The lower categories of credit risk are equivalent to the four bank regulatory classifications: Special Mention, Substandard, Doubtful and Loss. These categories define levels of credit deterioration at which it may be increasingly difficult for the Corporation to be repaid fully without restructuring the credit.

  Each quarter, the Corporation conducts an asset-by-asset review of significant lower-rated credit or country exposure. Potential losses are identified during this review, and reserves are adjusted accordingly.

Commercial Real Estate

  Commercial real estate consists primarily of loans secured by real estate as well as certain loans that are real estate-related. A loan is categorized as real estate-related when 80% or more of the borrower's revenues are derived from real estate activities and the loan is not collateralized by cash or marketable securities.

  At December 31, 1998, commercial real estate loans totaled $22.9 billion, or 26% of commercial loans, compared with $21.2 billion, or 27% of commercial loans, at December 31, 1997. During 1998, net charge-offs in the commercial real estate portfolio segment were $2 million, compared with net recoveries of $13 million in 1997. Nonperforming commercial real estate assets, including other real estate owned, totaled $337 million, or 1.5% of related assets, at December 31, 1998, compared with $280 million, or 1.3% of related assets, at December 31, 1997.

Foreign Outstandings

  At December 31, 1998, there were no countries for which cross-border and net local currency claims exceeded 1% of total assets. The table below presents a breakout of foreign outstandings for year-end 1997 and 1996, when such outstandings to Japan exceeded 1.0% of total assets. The amounts have been prepared using the Federal Financial Institutions Examination Council's reporting guidelines. Under the guidelines, local country claims, which include both local and nonlocal currency activity, are reported net of local country liabilities. Included in claims are loans, balances with banks, acceptances, securities, equity investments, accrued interest and other monetary assets. The 1997 cross-border claims presented below included $641 million of current credit exposure on derivative contracts, net of master netting agreements. Current credit exposure on derivative contracts is not included in the reported 1996 amounts.

                                 Cross-Border Claims
                              -------------------------           Total Cross-
                                     Governments        Net Local Border & Net
                                      & Official         Country  Local Country
                  December 31 Banks  Institutions Other  Claims      Claims
(In millions)     ----------- ------ ------------ ----- --------- -------------
Japan (1)........    1997     $4,225     $--      $386     $--       $4,611
                     1996      3,782      --        22      --        3,804

--------
(1) At year-end 1997 and 1996, local country claims were reduced by local country liabilities of $83 million and $161 million, respectively.

  At December 31, 1998, Germany was the only country for which cross-border and net local country claims totaled between 0.75% and 1.0% of total assets. Such outstandings totaled $2.194 billion and included $982 million of current credit exposure on derivative contracts.

  At December 31, 1997, and December 31, 1996, there were no countries for which cross-border and net local country claims totaled between 0.75% and 1.0% of total assets.

                       Derivative Financial Instruments

  The Corporation uses a variety of derivative financial instruments in its trading, asset and liability management, and corporate investment activities. These instruments include interest rate, currency, equity and commodity swaps, forwards, spot, futures, options, caps, floors, forward rate agreements, and other conditional or exchange contracts, and include both exchange-traded and over-the-counter contracts. See Note 20(c), beginning on page 69, for a discussion of the nature and terms of derivative financial instruments.

Notional Principal or Contractual Amounts of Derivative Financial Instruments

  The following tables represent the gross notional principal or contractual amounts of outstanding derivative financial instruments used in certain activities. These amounts indicate the volume of transaction activity, and they do not represent the market or credit risk associated with these instruments. In addition, such volumes do not reflect the netting of offsetting transactions.

                                                              Asset and
                                                              Liability
                                                      Trading Management Total
December 31, 1998 (In billions)                       ------- ---------- ------
Interest rate contracts.............................. $1,182     $26     $1,208
Foreign exchange contracts...........................    251       3        254
Equity contracts.....................................      9      --          9
Commodity contracts..................................      2      --          2
                                                      ------     ---     ------
    Total............................................ $1,444     $29     $1,473
                                                      ======     ===     ======

December 31, 1997 (In billions)
Interest rate contracts.............................. $  826     $37     $  863
Foreign exchange contracts...........................    422       2        424
Equity contracts.....................................     12      --         12
Commodity contracts..................................      3      --          3
                                                      ------     ---     ------
    Total............................................ $1,263     $39     $1,302
                                                      ======     ===     ======

Accounting for Derivative Financial Instruments

  Derivative financial instruments used in trading activities are valued at estimated fair value. Such instruments include swaps, forwards, spot, futures, options, caps, floors and forward rate agreements and other conditional or exchange contracts in the interest rate, foreign exchange, equity and commodity markets. The estimated fair values are based on quoted market prices or pricing and valuation models on a present value basis using current market information. Realized and unrealized gains and losses are included in noninterest income as trading profits. Where appropriate, compensation for credit risk and ongoing servicing is deferred and recorded as income over the terms of the derivative financial instruments.

  Derivative financial instruments used in ALM activities, principally interest rate swaps, are typically classified as synthetic alterations or anticipatory hedges and are required to meet specific criteria. Such interest rate swaps are designated as ALM derivatives, and are linked to and adjust the interest rate sensitivity of a specific asset, liability, firm commitment, or anticipated transaction or a specific pool of transactions with similar risk characteristics. Interest rate swaps that do not meet these and the following criteria are designated as derivatives used in trading activities and are accounted for at estimated fair value.

  Synthetic Alteration--(1) the asset or liability to be converted creates exposure to interest rate risk; (2) the swap is effective as a synthetic alteration of the balance sheet item; (3) the start date of the swap does not extend beyond that point in time at which it is believed that modeling systems produce reliable interest rate sensitivity information; and (4) the related balance sheet item, from trade date to final maturity, has sufficient balances for alteration.

  Anticipatory Hedge--(1) the transaction to be hedged creates exposure to interest rate risk; (2) the swap acts to reduce inherent rate risk by moving closer to being insensitive to interest rate changes; (3) the swap is effective as a hedge of the transaction; (4) the significant characteristics and expected terms of the anticipated transaction are identified; and (5) it is probable that the anticipated transaction will occur.

  Income or expense on most ALM derivatives used to manage interest rate exposure is recorded on an accrual basis, as an adjustment to the yield of the linked exposures over the periods covered by the contracts. This matches the income recognition treatment of that exposure, generally assets or liabilities carried at historical cost, that are recorded on an accrual basis. If an interest rate swap is terminated early or dedesignated as an ALM derivative, any unrecognized gain or loss at that point in time is deferred and amortized as an adjustment of the yield on the linked interest rate exposure position over the remaining periods originally covered by the swap. If all or part of a linked position is terminated, e.g., a linked asset is sold or prepaid, or if the amount of an anticipated transaction is likely to be less than originally expected, the related pro rata portion of any unrecognized gain or loss on the swap is recognized in earnings at that time, and the related pro rata portion of the swap is subsequently accounted for at estimated fair value.

  Purchased option, cap and floor contracts are reported in derivative product assets, and written option, cap and floor contracts are reported in derivative product liabilities. For other derivative financial instruments, an unrealized gain is reported in derivative product assets, and an unrealized loss is reported in derivative product liabilities. However, fair value amounts recognized for derivative financial instruments executed with the same counterparty under a legally enforceable master netting arrangement are reported on a net basis. Cash flows from derivative financial instruments are reported net as operating activities.

Income Resulting from Derivative Financial Instruments

  A discussion of the Corporation's income from derivatives used in trading activities is included in the "Trading Revenue" table on page 15.

  The Corporation uses interest rate derivative financial instruments to reduce structural interest rate risk and the volatility of net interest margin. Net interest margin reflects the effective use of these derivatives. Without their use, net interest income would have been lower by $78 million in 1998, lower by $54 million in 1997 and higher by $16 million in 1996.

  Deferred gains, net of deferred losses, on interest rate swaps terminated early or dedesignated as ALM derivatives totaled $178 million as of December 31, 1998. This amount will be amortized as an adjustment to interest income or expense on the linked interest rate exposure position. The net adjustment will be $55 million in 1999, $48 million in 2000, $35 million in 2001 and $40 million thereafter.

Credit Exposure Resulting from Derivative Financial Instruments

  The Corporation maintains risk management policies that monitor and limit exposure to credit risks. For a further discussion of credit risks, see the "Credit Risk Management" section, beginning on page 28.

  Credit exposure from derivative financial instruments arises from the risk of a customer default on the derivative contract. The amount of loss created by the default is the replacement cost or current fair value of the defaulted contract. The Corporation utilizes master netting agreements whenever possible to reduce its credit exposure from customer default. These agreements allow the netting of contracts with unrealized losses against contracts with unrealized gains to the same customer, in the event of a customer default. The table below shows the impact of these master netting agreements.

                                                                1998      1997
December 31 (In millions)                                     --------  --------
Gross replacement cost....................................... $ 25,411  $ 15,052
  Less: Adjustment due to master netting agreements..........  (17,692)  (10,035)
                                                              --------  --------
Current credit exposure......................................    7,719     5,017
  Less: Unrecognized net gains due to nontrading activity....     (765)     (394)
                                                              --------  --------
Balance sheet exposure....................................... $  6,954  $  4,623
                                                              ========  ========

  Current credit exposure represents the total loss that the Corporation would have suffered had every counterparty been in default on those dates. These amounts are reduced by the unrealized and unrecognized gains on derivatives used in asset and liability management activities to arrive at the balance sheet exposure.

                        Year 2000 Readiness Disclosure

  The Corporation continues to execute project plans established by its predecessor companies to assure Year 2000 readiness. Project costs are estimated to reach $350 million over the life of the project. Year 2000 costs incurred through year-end 1998 were approximately $235 million.

  The inventory and assessment phase has been completed for all information and non-information technology. At December 31, 1998, 87% of the Corporation's affected information technology applications were tested and returned to production. The Corporation expects that all information technology applications, systems and equipment will be Year 2000 compliant by mid-1999. Ongoing facilities and equipment improvements are expected to result in Year 2000 readiness for non-information systems technology by mid-1999.

  Year 2000 readiness is highly dependent on external entities and is not limited to operating risk. The Corporation is working extensively with external entities to ensure that their systems will be Year 2000 compliant; however, the Corporation bears risk and could be adversely affected if outside parties, such as customers, vendors, utilities and government agencies, do not appropriately address Year 2000 readiness issues. In addition, the Corporation may have increased credit risk related to customers whose ability to repay debt is impaired due to Year 2000 readiness costs or risk or whose collateral becomes impaired due to lack of Year 2000 readiness.

  Detailed contingency plans exist for critical business system applications to mitigate potential problems or delays associated with systems replacements or vendor delivery dates. Critical business processes have been identified, and the most reasonable recovery strategies have been selected. Contingency plans have been documented and validated for effectiveness. The Corporation will continue to review and validate the scope and content of its contingency plans throughout 1999.

                              Capital Management

  Capital represents the stockholders' investment on which the Corporation strives to generate attractive returns. It is the foundation of a cohesive risk management framework and links return with risk. Capital supports business growth and provides protection to depositors and creditors.

  Key capital management objectives are to:

  . generate attractive returns to enhance shareholder value;

  . maintain a capital base commensurate with overall risk profile;

  . maintain strong capital ratios relative to peers; and

  . meet or exceed all regulatory guidelines.

  In conjunction with the annual financial planning process, a capital plan is established to ensure that the Corporation and all of its subsidiaries have capital structures consistent with prudent management principles and regulatory requirements.

Economic Capital

  An important aspect of risk management and performance measurement is the ability to evaluate the risk and return of a business unit, product or customer consistently across all lines of business. Accordingly, the Corporation is developing an economic capital framework to attribute capital based on the amount and type of risk inherent in its underlying businesses. The capital allocation used in the "Business Segments" section, beginning on page 19, reflects the first phase in the development of this framework. The new capital framework under development will include features from each, and will also draw upon leading industry practices in risk measurement. Under the new process, the following principles will be maintained:

  . An equal amount of capital will be assigned for each measured unit of risk.

  . Risk is defined in terms of "unexpected" losses over the life of the exposure, measured at a confidence interval consistent with that level of capitalization necessary to achieve a targeted debt rating, currently AA. Unexpected losses are in excess of those normally incurred and for which reserves are maintained.

  . Business units will be assessed a uniform charge against allocated capital, representing the Corporation's hurdle rate on equity investments. Returns on capital in excess of the hurdle rate contribute to increases in shareholder value.

  Four forms of risk will be measured--credit, market, operational and lease residual. Credit capital will be determined through an analysis of both historical loss experience and market expectations. Market risk capital will be set consistent with exposure limits established by the Corporation's risk oversight committees. Operational risk is intended to incorporate event and technology risks, as well as the general business risks arising from operating leverage. It will be determined by examining the capital structure of publicly traded companies engaged in comparable business activities, and by reviewing the business-specific costs surrounding operational enterprises. Finally, residual risk covers the potential for losses arising from the disposition of assets returned at the end of lease contracts. This price risk will be analyzed based upon historical loss experiences and market factors, as well as by reviewing event-specific scenarios.

Selected Capital Ratio Review

  The Corporation aims to maintain regulatory capital ratios, including those of the principal banking subsidiaries, in excess of the well-capitalized guidelines under federal banking regulations. The Corporation has maintained a well-capitalized regulatory position over the past four years. In addition, the principal banking subsidiaries of the Corporation have met or exceeded the well-capitalized guidelines for the past two years, as shown in Note 13-- Dividends and Capital Restrictions.

  The tangible common equity to managed assets ratio is also monitored, with a current target range of 5-7%. This ratio adds securitized credit card loans to reported total assets and is calculated net of total intangible assets.

Selected Capital Ratios

                                                               Well-Capitalized
                                                     Corporate    Regulatory
                             1998  1997  1996  1995   Targets     Guidelines
December 31                  ----  ----  ----  ----  --------- ----------------
Risk-based capital ratios
 (1)
  Tier 1....................  7.9%  8.2%  9.5%  9.0%      --          6.0%
  Total..................... 11.3  12.3  13.6  13.0       --         10.0
Leverage ratio (1)(2).......  8.0   7.8   8.9   7.8       --          3.0
Tangible common
 equity/tangible managed
 assets.....................  5.8   6.2   6.9   6.4      5-7%          --
Double leverage ratio (1)...  108   107   107   108      120%*         --
Dividend payout ratio.......   58    61    38    40    35-40%          --
Common equity/total assets..  7.8   7.8   8.3   7.6       --           --
Tangible common equity
 ratio......................  6.8   7.2   7.8   7.1       --           --
Stockholders' equity/total
 assets.....................  7.9   8.0   8.6   7.9       --           --

--------
(1) Includes trust preferred capital securities.
(2) Minimum regulatory guideline is 3.0%.
   *less than or equal to

  The components of the Corporation's regulatory risk-based capital and risk-weighted assets are shown below:

                                               1998     1997     1996     1995
December 31 (In millions)                    -------- -------- -------- --------
Regulatory risk-based capital
Tier 1 capital.............................. $ 19,495 $ 17,958 $ 19,241 $ 16,862
Tier 2 capital..............................    8,295    9,000    8,196    7,504
                                             -------- -------- -------- --------
    Total capital........................... $ 27,790 $ 26,958 $ 27,437 $ 24,366
                                             ======== ======== ======== ========
Total risk-weighted assets.................. $244,473 $219,557 $202,213 $186,758
                                             ======== ======== ======== ========

  In arriving at Tier 1 and total capital, such amounts are reduced by goodwill and other nonqualifying intangible assets as shown below:

Intangible Assets

                                                    1998   1997   1996    1995
December 31 (In millions)                          ------ ------ ------- -------
Goodwill.......................................... $1,075 $1,120 $   920 $   808
Other nonqualifying intangibles...................    637    109      61      97
                                                   ------ ------ ------- -------
    Subtotal......................................  1,712  1,229     981     905
Qualifying intangibles............................    984    473     278     391
                                                   ------ ------ ------- -------
    Total intangibles............................. $2,696 $1,702 $ 1,259 $ 1,296
                                                   ====== ====== ======= =======

  The increase in identified intangible assets primarily relates to the credit card business, reflecting premiums associated with credit card portfolio acquisitions and credit card affinity arrangements.

Dividends

  The Corporation's common dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain an adequate capital level and alternative investment opportunities. The common dividend payout ratio is currently targeted in the range of 35-40% of operating earnings over time. In January 1999, the Corporation increased its quarterly common cash dividend to $0.42 per share. This represented a 10.5% increase over the previous $0.38 per share dividend rate.

  On January 20, 1998, and January 23, 1996, BANC ONE declared a 10% common stock dividend to shareholders of record on February 12, 1998, and February 21, 1996, respectively.

Double Leverage

  Double leverage is the extent to which the Corporation's debt is used to finance investments in subsidiaries. Currently, the Corporation intends to limit its double leverage to no more than 120% at any time. Double leverage was 108% at December 31, 1998, and 107% at December 31, 1997. Trust Preferred Capital Securities of $1.003 billion were included in capital for purposes of this calculation.

Other Capital Activities

  BANC ONE and FCN rescinded their stock repurchase programs on May 14, 1997, and April 10, 1998, respectively.

  On April 16, 1998, the Corporation redeemed all of the shares of its Series C Convertible Preferred Stock at the redemption price of $51.05 per share plus the amount of any dividends accrued and unpaid.

  On November 17, 1997, the Corporation redeemed all shares outstanding of its 8.45% Cumulative Preferred Stock, Series E, and the corresponding redemptions of the related depositary shares, each representing a one-twenty-fifth interest in a share of the Series E Preferred Stock. The redemption price was $25.27 per depositary share, which included accrued and unpaid dividends of $0.27 per depositary share.

  On May 2, 1997, the Corporation redeemed all shares outstanding of its 6 1/4% mandatory convertible preferred stock. The liquidation value was $31.875 per share. All of the mandatory convertible preferred stock was converted to shares of the Corporation's common stock.

  On April 1, 1997, the Corporation redeemed all shares outstanding of its 5 3/4% Cumulative Convertible Preferred Stock, Series B, and the corresponding redemption of the related depositary shares, each representing a one-hundredth interest in a share of the Convertible Preferred Stock. The redemption price was approximately $52.44 per depositary share, which included accrued and unpaid dividends of approximately $0.72 per depositary share. Essentially all of the Series B Preferred Stock was converted to shares of the Corporation's common stock prior to the redemption date.

  During 1998 and 1997, the Corporation strengthened its capital position through the issuance of $500 million and $900 million, of subordinated debt, respectively.

                          Forward-Looking Statements

  Certain statements contained in this Annual Report on Form 10-K that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"), including, without limitation, the statements specifically identified as forward-looking statements within this document. In addition, certain statements in future filings by the Corporation with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of the Corporation which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans and objectives of the Corporation or its management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as "believes," "anticipates," "expects," "intends," "targeted" and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

  In particular, the Annual Report on Form 10-K contains forward-looking statements that include, but are not limited to: (i) anticipated trends in the credit card industry, especially pertaining to credit card losses; (ii) the adequacy of the allowance for credit losses; (iii) interest rate risk management; (iv) Year 2000 readiness issues; and (v) the effect of legal proceedings on the Corporation's consolidated financial position, liquidity or results of operations. The Annual Report on Form 10-K also contains forward-looking statements with respect to the BANC ONE/FCN Merger.

  Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to: (i) local, regional and international economic conditions; (ii) the effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board; (iii) inflation, interest rate, market and monetary fluctuations; (iv) the timely development and acceptance of new products and services and perceived overall value of these products and services by users;
(v) changes in consumer spending, borrowing and saving habits; (vi) technological changes (including Year 2000 readiness issues); (vii) acquisitions and integration of acquired businesses; (viii) the ability to increase market share and control expenses; (ix) changes in the competitive environment among financial services companies; (x) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Corporation and its subsidiaries must comply; (xi) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as the Financial Accounting Standards Board; (xii) changes in the Corporation's organization, compensation and benefit plans; (xiii) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; and (xiv) the Corporation's success at managing the risks involved in the foregoing.

  Factors pertaining to the BANC ONE/FCN Merger that could cause actual results to differ from those contemplated by such forward-looking statements include, but are not limited to: (i) the magnitude and timing of expected cost savings, revenue enhancements, and restructuring and merger-integration charges being materially different from those anticipated; and (ii) costs or difficulties related to the integration of the businesses of BANC ONE and FCN being greater than expected.

  Such forward-looking statements speak only as of the date on which such statements are made. The Corporation undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made, or to reflect the occurrence of unanticipated events.

                           Consolidated Balance Sheet

                     BANK ONE CORPORATION and Subsidiaries

                                                         1998      1997
December 31 (Dollars in millions)                      --------  --------
Assets
Cash and due from banks..............................  $ 19,878  $ 15,380
Interest-bearing due from banks......................     4,642     6,910
Federal funds sold and securities under resale
 agreements..........................................     9,862     9,168
Trading assets.......................................     5,345     5,246
Derivative product assets............................     6,954     4,623
Investment securities (fair value--$44,852 in 1998
 and $26,054 in 1997)................................    44,852    26,039
Loans (net of unearned income--$3,707 in 1998 and
 $3,049 in 1997)
  Commercial.........................................    88,438    79,306
  Consumer...........................................    57,926    57,608
  Credit card........................................     9,034    22,665
Allowance for credit losses..........................    (2,271)   (2,817)
                                                       --------  --------
  Loans, net.........................................   153,127   156,762
Bank premises and equipment, net.....................     3,340     3,426
Customers' acceptance liability......................       333       741
Other assets.........................................    13,163    11,077
                                                       --------  --------
    Total assets.....................................  $261,496  $239,372
                                                       ========  ========
Liabilities
Deposits
  Demand.............................................  $ 39,854  $ 35,954
  Savings............................................    62,645    58,946
  Time...............................................    36,302    40,144
  Foreign offices....................................    22,741    18,682
                                                       --------  --------
    Total deposits...................................   161,542   153,726
Federal funds purchased and securities under
 repurchase agreements...............................    23,164    20,346
Other short-term borrowings..........................    16,937    12,806
Long-term debt.......................................    21,295    20,543
Guaranteed preferred beneficial interest in the
 Corporation's junior subordinated debt..............     1,003     1,003
Acceptances outstanding..............................       333       741
Derivative product liabilities.......................     7,147     4,629
Other liabilities....................................     9,515     6,528
                                                       --------  --------
    Total liabilities................................   240,936   220,322
Stockholders' Equity
Preferred stock......................................       190       326
Common stock--$0.01 par value........................        12        12
Number of Common Shares (in          1998      1997
thousands)                         --------- ---------
Authorized.......................  2,500,000 2,500,000
Issued...........................  1,179,297 1,218,812
Outstanding......................  1,177,310 1,168,189
Surplus..............................................    10,769    12,584
Retained earnings....................................     9,528     8,063
Accumulated other adjustments to stockholders'
 equity..............................................       239       209
Deferred compensation................................       (94)     (137)
Treasury stock at cost, 1,987,000 shares in 1998 and
 50,623,000 shares in 1997...........................       (84)   (2,007)
                                                       --------  --------
    Total stockholders' equity.......................    20,560    19,050
                                                       --------  --------
    Total liabilities and stockholders' equity.......  $261,496  $239,372
                                                       ========  ========

       The accompanying notes are an integral part of this balance sheet.

                         Consolidated Income Statement

                     BANK ONE CORPORATION and Subsidiaries

                                                           1998    1997    1996
For the Year (In millions, except per-share data)         ------- ------- -------
Interest Income
Loans, including fees.................................... $14,106 $14,790 $13,828
Bank balances............................................     331     451     465
Federal funds sold and securities under resale
 agreements..............................................     423     350     546
Trading assets...........................................     367     330     423
Investment securities--taxable...........................   2,136   1,443   1,609
Investment securities--tax-exempt........................     161     181     193
                                                          ------- ------- -------
    Total................................................  17,524  17,545  17,064
Interest Expense
Deposits.................................................   4,943   4,991   4,857
Federal funds purchased and securities under repurchase
 agreements..............................................   1,090   1,073   1,268
Other short-term borrowings..............................     737     786     799
Long-term debt...........................................   1,407   1,234     895
                                                          ------- ------- -------
    Total................................................   8,177   8,084   7,819
Net Interest Income......................................   9,347   9,461   9,245
Provision for credit losses..............................   1,408   1,988   1,716
                                                          ------- ------- -------
Net Interest Income After Provision for Credit Losses....   7,939   7,473   7,529
Noninterest Income
Trading profits..........................................     141     117      72
Equity securities gains..................................     250     334     332
Investment securities gains..............................     155     101      44
                                                          ------- ------- -------
  Market-driven revenue..................................     546     552     448
Credit card revenue......................................   3,276   2,508   2,131
Fiduciary and investment management fees.................     807     746     700
Service charges and commissions..........................   2,645   2,391   2,166
                                                          ------- ------- -------
  Fee-based revenue......................................   6,728   5,645   4,997
Other income.............................................     797     497     549
                                                          ------- ------- -------
    Total................................................   8,071   6,694   5,994
Noninterest Expense
Salaries and employee benefits...........................   4,477   4,224   4,026
Net occupancy and equipment expense......................     845     739     738
Depreciation and amortization............................     680     693     694
Outside service fees and processing......................   1,349   1,145     956
Marketing and development................................   1,024     837     568
Communication and transportation.........................     781     711     652
Merger-related and restructuring charges.................   1,062     337      --
Other....................................................   1,327   1,054   1,047
                                                          ------- ------- -------
    Total................................................  11,545   9,740   8,681
Income Before Income Taxes...............................   4,465   4,427   4,842
Applicable income taxes..................................   1,357   1,467   1,611
                                                          ------- ------- -------
Net Income............................................... $ 3,108 $ 2,960 $ 3,231
                                                          ======= ======= =======
Net Income Attributable to Common Stockholders' Equity... $ 3,094 $ 2,921 $ 3,170
                                                          ======= ======= =======
Earnings Per Share
  Basic.................................................. $  2.65 $  2.48 $  2.64
  Diluted................................................ $  2.61 $  2.43 $  2.57

         The accompanying notes are an integral part of this statement.

                 Consolidated Statement of Stockholders' Equity

                     BANK ONE CORPORATION and Subsidiaries

                                                               Accumulated
                                                                  Other
                                                              Adjustments to                            Total
                          Preferred Common          Retained  Stockholders'    Deferred   Treasury  Stockholders'
                            Stock   Stock  Surplus  Earnings      Equity     Compensation  Stock       Equity
(In millions)             --------- ------ -------  --------  -------------- ------------ --------  -------------
Balance--December 31,
 1995...................    $ 798    $12   $10,683  $ 7,269       $ 245         $ (69)    $  (795)     $18,143
Net income..............                              3,231                                              3,231
Change in fair value,
 investment securities--
 available-for-sale, net
 of taxes...............                                           (156)                                  (156)
Translation gain(loss),
 net of taxes...........                                             (1)                                    (1)
                                                                                                       -------
Net income and changes
 in accumulated other
 adjustments to
 stockholders' equity...                                                                                 3,074
Cash dividends declared
 On common stock........                               (587)                                              (587)
 On preferred stock.....                                (16)                                               (16)
 On common stock by
  pooled affiliates.....                               (545)                                              (545)
 On preferred stock by
  pooled affiliates.....                                (45)                                               (45)
Conversion of preferred
 stock..................     (147)              44      (25)                                  125           (3)
Issuance of stock.......                       (25)                                            85           60
Acquisition of
 subsidiaries...........                        71                                            657          728
Purchase of common
 stock..................                                                                   (1,415)      (1,415)
Purchase of treasury
 stock..................                                 91                                                 91
Cancellation of shares
 held in treasury.......                      (790)                                           790           --
Awards granted, net of
 forfeitures and
 amortization...........                                                          (12)                     (12)
Other...................                        47                                (13)                      34
                            -----    ---   -------  -------       -----         -----     -------      -------
Balance--December 31,
 1996...................      651     12    10,030    9,373          88           (94)       (553)      19,507
Net income..............                              2,960                                              2,960
Change in fair value,
 investment securities--
 available-for-sale, net
 of taxes...............                                            122                                    122
Translation gain(loss),
 net of taxes...........                                             (1)                                    (1)
                                                                                                       -------
Net income and changes
 in accumulated other
 adjustments to
 stockholders'equity....                                                                                 3,081
Cash dividends declared
 On common stock........                               (769)                                              (769)
 On preferred stock.....                                (12)                                               (12)
 On common stock by
  pooled affiliates.....                               (568)                                              (568)
 On preferred stock by
  pooled affiliates.....                                (27)                                               (27)
Conversion of preferred
 stock..................     (225)             (67)                                           292           --
Redemption of preferred
 stock..................     (100)                                                                        (100)
Issuance of stock.......                        56       (4)                                   77          129
Acquisition of
 subsidiaries...........                        51                                            487          538
Conversion of stock
 appreciation rights to
 stock options..........                        10                                                          10
Purchase of common
 stock..................                                                                   (2,752)      (2,752)
Cancellation of shares
 held in treasury.......                      (442)                                           442           --
10% common stock
 dividend at fair market
 value..................                     2,890   (2,890)                                                --
Awards granted, net of
 forfeitures and
 amortization...........                                                          (14)                     (14)
Other...................                        56                                (29)                      27
                            -----    ---   -------  -------       -----         -----     -------      -------
Balance--December 31,
 1997...................      326     12    12,584    8,063         209          (137)     (2,007)      19,050
Net income..............                              3,108                                              3,108
Change in fair value,
 investment securities--
 available-for-sale, net
 of taxes...............                                             15                                     15
Translation gain(loss),
 net of taxes...........                                             15                                     15
                                                                                                       -------
Net income and changes
 in accumulated other
 adjustments to
 stockholders' equity...                                                                                 3,138
Cash dividends declared
 On common stock........                             (1,228)                                            (1,228)
 On preferred stock.....                                 (5)                                                (5)
 On common stock by
  pooled affiliates.....                               (401)                                              (401)
 On preferred stock by
  pooled affiliates.....                                 (9)                                                (9)
Conversion of preferred
 stock..................     (136)             136                                                          --
Issuance of stock.......                      (189)                                           430          241
Acquisition of
 subsidiaries...........                                                                        2            2
Purchase of common
 stock..................                                                                     (375)        (375)
Cancellation of shares
 held in treasury.......                    (1,866)                                         1,866           --
Awards granted, net of
 forfeitures and
 amortization...........                                                           29                       29
Other...................                       104                                 14                      118
                            -----    ---   -------  -------       -----         -----     -------      -------
Balance--December 31,
 1998...................    $ 190    $12   $10,769  $ 9,528       $ 239         $ (94)    $   (84)     $20,560
                            =====    ===   =======  =======       =====         =====     =======      =======

         The accompanying notes are an integral part of this statement.

                      Consolidated Statement of Cash Flows

                     BANK ONE CORPORATION and Subsidiaries

                                                    1998      1997      1996
For the Year (In Millions)                        --------  --------  --------
Cash Flows from Operating Activities:
Net income......................................  $  3,108  $  2,960  $  3,231
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
 Provision for credit losses....................     1,408     1,988     1,716
 Depreciation and amortization..................       680       693       694
 Equity securities gains........................      (250)     (334)     (332)
 Investment securities gains....................      (155)     (101)      (44)
 Net (increase) decrease in trading assets......      (180)       67     3,017
 Net (increase) decrease in net derivative
  product assets................................       187       246      (251)
 Gain on sale of banks and branch offices.......      (343)      (60)      (31)
 Net (increase) in other assets.................    (2,290)   (1,901)     (339)
 Net increase (decrease) in other liabilities...       (35)      934      (422)
 Merger-related and restructuring charges.......     1,026       337        --
 Other noncash adjustments......................     1,112       306       277
                                                  --------  --------  --------
Net cash provided by operating activities.......     4,268     5,135     7,516
Cash Flows from Investing Activities:
Net (increase) decrease in federal funds sold
 and securities under resale agreements.........      (695)   (4,252)    7,511
Securities available for sale:
 Purchases......................................   (27,077)  (24,479)  (10,655)
 Maturities.....................................     7,336     5,109     7,023
 Sales..........................................    18,543    22,006     8,107
Securities held to maturity:
 Purchases......................................        --      (503)   (1,790)
 Maturities.....................................       104       582     1,041
Credit card receivables securitized.............    10,323     7,365     7,259
Net (increase) in loans.........................   (20,427)  (14,413)  (20,667)
Loan recoveries.................................       447       510       405
Additions to bank premises and equipment........      (824)     (633)     (657)
Net cash and cash equivalents due to mergers,
 acquisitions and dispositions..................    (2,337)      128      (116)
All other investing activities, net.............    (4,854)     (486)        1
                                                  --------  --------  --------
Net cash (used in) investing activities.........   (19,461)   (9,066)   (2,538)
Cash Flows from Financing Activities:
Net increase in deposits........................    10,548     8,705       363
Net increase (decrease) in federal funds
 purchased and securities under repurchase
 agreements.....................................     2,819    (1,319)   (3,244)
Net increase (decrease) in other short-term
 borrowings.....................................     3,992      (234)     (682)
Proceeds from issuance of long-term debt........    19,062    23,455     6,005
Repayment of long-term debt.....................   (18,062)  (17,767)   (3,991)
Cash dividends paid.............................    (1,322)   (1,380)   (1,180)
Proceeds from issuance of common and treasury
 stock..........................................       161        27        76
Purchase of treasury stock......................      (375)   (2,789)   (1,479)
Payment for redemption of preferred stock.......        --      (100)       --
All other financing activities, net.............        (4)   (2,554)   (4,256)
                                                  --------  --------  --------
Net cash provided by (used in) financing
 activities.....................................    16,819     6,044    (8,388)
Effect of Exchange Rate Changes on Cash and Cash
 Equivalents....................................       604       (92)      (63)
Net Increase (Decrease) in Cash and Cash
 Equivalents....................................     2,230     2,021    (3,473)
Cash and Cash Equivalents at Beginning of Year..    22,290    20,269    23,742
                                                  --------  --------  --------
Cash and Cash Equivalents at End of Year........  $ 24,520  $ 22,290  $ 20,269
                                                  ========  ========  ========
Other Cash Flow Disclosures:
 Interest paid..................................  $  8,281  $  8,077  $  7,957
 State and federal income taxes paid............       680       842     1,304

         The accompanying notes are an integral part of this statement.

                  Notes to Consolidated Financial Statements

                     BANK ONE CORPORATION and Subsidiaries

NOTE 1--Summary of Significant Accounting Policies

  Consolidated financial statements of the Corporation have been prepared in conformity with generally accepted accounting principles. Management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes that could differ from actual results. Certain prior-year financial statement information has been reclassified to conform with the current year's financial statement presentation. Consolidated financial statements for all periods presented have been restated to include the results of operations, financial position and changes in cash flows for each acquisition accounted for as a pooling of interests. Adjustments have been made to conform accounting policies upon integration of each acquired entity.

(a) Principles of Consolidation

  The Corporation's consolidated financial statements include all accounts of the Corporation (the "Parent Company") and all significant majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

(b) Trading Activities

  Trading assets and liabilities are carried at fair value. Realized and unrealized gains and losses related to trading activities are included in noninterest income as trading profits.

  Trading profits include interest rate, exchange rate, equity price and commodity price trading results from both cash and derivative financial instruments. More information on the Corporation's trading revenue is shown in the "Trading Revenue" table on page 15.

(c) Investment Securities

  Debt and equity investment securities classified as available-for-sale are carried at fair value. Fair value for venture capital investments that are publicly traded is estimated using quoted market prices adjusted for market liquidity and sale restrictions. Fair value for venture capital investments that are not publicly traded is estimated based on the investees' financial results, conditions and prospects, values of comparable public companies, market liquidity and sales restrictions. Unrealized and realized gains and losses related to venture capital investments and realized gains and losses, including other than temporary impairments, on other available-for-sale equity securities are included in noninterest income as equity securities gains. Unrealized gains and losses, net of taxes, on all other available-for-sale securities are included in accumulated other adjustments to stockholders' equity. Realized gains and losses, including other than temporary impairments, on held-to-maturity and available-for-sale investment debt securities are included in investment securities gains. The security with the highest cost is used to calculate realized gains or losses unless specific securities are identified.

  Debt securities classified as held-to-maturity are carried at cost. The interest method is used to amortize premiums or accrete discounts.

(d) Loans

  Loans typically are carried at cost. Unearned income includes deferred loan origination fees reduced by loan origination costs. Loans held for sale are carried at the lower of cost or fair value. Unrealized losses and realized gains or losses resulting from loan sales typically are included in other income.

  Loan origination and commitment fees typically are deferred and amortized over the life of the related loan. Loan origination fees and costs on credit card and other revolving loans are typically deferred and amortized into interest income using a straight-line method over one year. Other credit-related fees, such as syndication management fees, commercial letter of credit fees, and fees on unused, available lines of credit, are recorded as service charges and commissions as earned.

  Loans, including lease financing receivables, are considered nonperforming when placed on nonaccrual status, or when renegotiated at terms that represent an economic concession to the borrower. Nonperforming loans are generally identified as impaired loans.

  Management places a commercial loan on nonaccrual status when the collection of contractual principal or interest is deemed doubtful or it becomes 90 days or more past due and is not well-secured and in the process of collection. Accrued but uncollected interest is reversed and charged against interest income. Subsequently, the commercial loan is accounted for on a cash basis. Cash payments received are recognized either as interest income or as a reduction of principal when collection of principal is doubtful. A commercial loan is returned to accrual status only when all the principal and interest amounts contractually due are reasonably assured of repayment within a reasonable time frame and when the borrower has demonstrated payment performance. Subsequently, the commercial loan is accounted for on an accrual basis.

  A charge-off on a commercial loan is recorded in the reporting period in which either an event occurs that confirms the existence of a loss or it is determined that a loan or a portion of a loan is uncollectible.

  Consumer loans are typically charged off rather than placed on nonaccrual status. The timing and amount of the charge-off will depend on the type of consumer loan, giving consideration to available collateral. A credit card loan is charged off after it becomes approximately 180 days past due or earlier in the event of bankruptcy notification. Other consumer loans have delinquency periods ranging from approximately 120 to 180 days past due prior to a charge-off being recorded. In certain circumstances, charge-offs are recorded only after obtaining control of the underlying collateral, which could exceed 180 days. Accrued but uncollected interest on a consumer loan generally is reversed against interest income when the loan is charged off.

  An economic concession on a renegotiated loan may represent forgiveness of principal and/or interest or a below-market interest rate offered to the borrower to maximize recovery of the loan. Generally, this occurs when the borrower's cash flow is insufficient to service the loan under its original terms. Subject to the above nonaccrual policy, interest on these loans is accrued at the reduced rates.

(e) Allowance for Credit Losses

  Management maintains the allowance for credit losses at a level it believes is adequate to provide for estimated probable credit losses inherent in on- and off-balance-sheet credit exposure. The allowance for credit losses attributable to off-balance-sheet credit exposure is not material. Management judges adequacy by formally reviewing and analyzing potential problem credits, which entails assessing current and historical loss experience, loan portfolio trends, prevailing economic and business conditions, specific loan review and other relevant factors. The allowance for credit losses is increased by provisions for credit losses charged to expense and is decreased by charge-offs, net of recoveries.

(f) Loan Securitizations

  The Corporation actively packages and sells loan receivables, primarily credit card receivables, as securities to investors. From these securitizations, the Corporation receives (1) a fee for servicing loans and
(2) net interest revenues generated by the loans in excess of the interest due investors and net credit losses. Fees that are received in excess of the contractual servicing rate, as well as the excess net interest revenue, are considered financial assets, effectively interest-only strips.

  Certain estimates are inherent in determining the fair value of the interest-only strip, including interest rates, charge-offs and receivable lives. These estimates and assumptions are subject to change.

  Upon securitization, a gain on the sale of the receivables transferred is recorded in credit card revenue. The Corporation's retained interest resulting from credit card securitizations includes both the interest-only strip and its interest (seller's interest) in the securitized receivables. The retained interest is included in investment securities--available-for-sale. Transaction costs are generally deferred and amortized as a reduction to credit card revenue over the terms of the related securitizations.

(g) Mortgage Banking Activities

  Servicing rights, which are acquired through purchase or originated and retained after the underlying mortgage loans are transferred through sale or securitization, are separately recognized in other assets. Mortgage servicing assets are amortized into service charges and commissions in proportion to, and over the period of, the estimated net servicing income on the underlying mortgage loans or securities. Mortgage servicing assets are stratified by both product type and interest rate range for purposes of evaluating and measuring impairment based on their fair value. Any impairment resulting from declines in fair value are included in service charges and commissions.

(h) Other Real Estate Owned

  Other real estate owned includes assets that have been received in satisfaction of debt. Other real estate is initially recorded and subsequently carried at the lower of cost or fair value less estimated selling costs. Any valuation adjustments required at the date of transfer are charged to the allowance for credit losses. Subsequently, unrealized losses and realized gains and losses on sale typically are included in other income. Operating results from other real estate are recorded in other noninterest expense.

(i) Intangible Assets

  Intangible assets include goodwill resulting from acquisitions accounted for by the purchase method and identifiable intangible assets, such as customer lists, core deposits and credit card relationships. Goodwill is equal to an acquired company's acquisition cost less the net fair value amount assigned to identifiable assets acquired and liabilities assumed.

  Intangible assets are reported in other assets and are amortized into other noninterest expense on an accelerated or straight-line basis over the period the Corporation expects to benefit from such assets. Goodwill is amortized over estimated periods ranging from five to 40 years. Refer to Note 4-- Acquisitions for further details. Intangible assets are periodically reviewed for possible impairment.

(j) Derivative Financial Instruments

  For a discussion of the Corporation's accounting policies for derivative financial instruments, see the "Derivative Financial Instruments" section, beginning on page 34.

(k) Foreign Currency Translation

  If a foreign installation's functional currency is the U.S. dollar, then its local currency financial statements are remeasured to U.S. dollars. Remeasurement effects and the results of related hedging transactions are included in other income.

  If a foreign installation's functional currency is its local currency, then its local currency financial statements are translated to U.S. dollars. Translation adjustments, related hedging results and applicable income taxes are included in accumulated other adjustments to stockholders' equity.

(l) Income Taxes

  Deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in rates is recognized as income or expense in the period that includes the enactment date.

(m) Cash Flow Reporting

  The Corporation uses the indirect method, which reports cash flows from operating activities by adjusting net income to reconcile to net cash flows from operating activities. Cash and cash equivalents consist of cash and due from banks, whether interest-bearing or not. Net reporting of cash transactions has been used when the balance sheet items consist predominantly of maturities of three months or less, or where otherwise permitted. Other items are reported on a gross basis.

(n) Stock-Based Compensation

  In 1996, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." Under the provisions of this Statement, the Corporation elected to retain its current method of measuring and recognizing costs related to employee stock compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and to disclose the pro forma effect of applying the fair value method contained in SFAS No. 123. Information on the Corporation's stock-based compensation plans is included in
Note 17--Stock-Based Compensation.

(o) New Accounting Pronouncements

  In October 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise," which became effective January 1, 1999. The Statement requires the Corporation to classify as trading assets any retained mortgage-backed securities that it commits to sell before or during the securitization process. This Statement is not expected to have a material effect on the Corporation's consolidated financial position and results of operations.

  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes new accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those derivatives at fair value. The accounting for the gains or losses resulting from changes in the value of those derivatives will depend on the intended use of the derivative and whether it qualifies for hedge accounting. This Statement will significantly change the accounting treatment for derivatives the Corporation uses in its asset and liability management activities. The transition adjustments resulting from adopting this Statement will be reported in net income or accumulated other adjustments to stockholders' equity, as appropriate, as the effect of a change in accounting principle and presented in a manner similar to the cumulative effect of a change in accounting principle. The Corporation is required to adopt this Statement on January 1, 2000. The Corporation is in the process of evaluating the impact of this new Statement.

  In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 supersedes the disclosure requirements in SFAS No. 87, "Employers' Accounting for Pensions," No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The Corporation adopted SFAS No. 132 on December 31, 1998. Pension and other postretirement benefits disclosures have been revised in accordance with SFAS No. 132. The statement had no effect on the Corporation's consolidated financial position or results of operations since it only addresses disclosure requirements.

  In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement requires certain disclosures about an entity's operating segments in annual and interim financial reports. It also requires certain related disclosures about products and services, geographic areas and major customers. The Corporation adopted SFAS No. 131 on December 31, 1998.

  In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." The Corporation adopted SFAS No. 130 on January 1, 1998. The Statement defines comprehensive income as including net income and certain other items that affect stockholders' equity. The other items include "fair value adjustment on investment securities available for sale" and "accumulated translation adjustment," which are reported in "Accumulated other adjustments to stockholders' equity" on the Corporation's Consolidated Balance Sheet. The Corporation has elected to disclose these items in its Notes to Consolidated Financial Statements. Since the Statement solely relates to display and disclosure requirements, it had no effect on the Corporation's financial results.

NOTE 2--Earnings Per Share

  In 1997, the Corporation adopted SFAS No. 128, "Earnings Per Share." As required, all prior periods presented were restated. The Statement replaces primary earnings per share ("EPS") with earnings per common share ("Basic EPS"). Basic EPS is computed by dividing income available to common stockholders by the average number of common shares outstanding for the period.

  The Statement also requires presentation of EPS assuming dilution. The diluted EPS calculation includes shares that could be issued under outstanding stock options and employee stock purchase plans, and common shares that would result from the conversion of convertible preferred stock and convertible debentures. In the diluted calculation, net income is not reduced by dividends related to convertible preferred stock, since such dividends would not be paid if the preferred stock were converted to common stock. In addition, interest on convertible debentures (net of tax) is added to net income, since this interest would not be paid if the debentures were converted to common stock.

                                                         1998    1997    1996
(In millions)                                           ------  ------  ------
Basic:
  Net income........................................... $3,108  $2,960  $3,231
  Preferred stock dividends............................    (14)    (39)    (61)
                                                        ------  ------  ------
  Net income attributable to common stockholders'
   equity.............................................. $3,094  $2,921  $3,170
                                                        ======  ======  ======
Diluted:
  Net income........................................... $3,108  $2,960  $3,231
  Interest on convertible debentures, net of tax.......      7       7       6
  Preferred stock dividends excluding dividends on
   convertible preferred stock.........................    (12)    (19)    (20)
                                                        ------  ------  ------
  Diluted income available to common stockholders...... $3,103  $2,948  $3,217
                                                        ======  ======  ======
Average shares outstanding.............................  1,170   1,176   1,199
Dilutive Shares:
  Stock options........................................     12      17      15
  Convertible preferred stock..........................      1      14      35
  Convertible debentures...............................      4       4       4
  Employee stock purchase plans........................      2       2       1
                                                        ------  ------  ------
  Average shares outstanding, assuming full dilution...  1,189   1,213   1,254
                                                        ======  ======  ======
Earnings per share:
  Basic................................................ $ 2.65  $ 2.48  $ 2.64
                                                        ------  ------  ------
  Diluted.............................................. $ 2.61  $ 2.43  $ 2.57
                                                        ======  ======  ======

NOTE 3--BANC ONE/FCN Merger

  On October 2, 1998, BANC ONE and FCN each merged into the Corporation, at that time a wholly owned subsidiary of BANC ONE formed in 1998 to effect the Merger. Each share of BANC ONE common stock was converted into one share of the Corporation's common stock. Each share of FCN common stock was converted into the right to receive 1.62 shares of the Corporation's common stock. In aggregate, 291 million shares of FCN were converted into 471 million shares of the Corporation's common stock. Each share of preferred stock of FCN outstanding immediately prior to the Merger was converted into one share of a series of corresponding preferred stock of the Corporation with substantially the same terms. The transaction was accounted for as a pooling of interests.

  Previously reported financial information for BANC ONE and FCN is shown in the table below.

                                                                  1997    1996
(In millions)                                                    ------- -------
Revenue
  BANC ONE...................................................... $13,219 $12,099
  FCN...........................................................  10,098  10,117
Net Income
  BANC ONE...................................................... $ 1,306 $ 1,673
  FCN...........................................................   1,525   1,436

  To conform with consistent methods of accounting, reclassifications of certain revenue and expense items were made. In addition, the accounting treatment for the postretirement transition obligation identified with the implementation of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," has been conformed. The December 31, 1994, balance of retained earnings was decreased by $70 million to reflect a consistent up-front recognition of the postretirement transition obligation. Noninterest expense was reduced by $6 million, and net income was increased by $4 million for each year presented.

NOTE 4--Acquisitions

  On September 30, 1998, the Corporation purchased the credit card operation of Chevy Chase Bank, FSB. The portfolio included $4.8 billion in managed credit card loans and 2.8 million Visa(R) and Master Card(R) credit card accounts. At the purchase date, a credit card account premium of $291 million was recognized on the balance sheet and is being amortized over seven years using the straight-line method.

  On June 12, 1998, the Corporation completed its acquisition of First Commerce Corporation ("First Commerce") located in New Orleans, Louisiana, resulting in the issuance of approximately 56 million shares of the Corporation's common stock valued at $3.5 billion for all the outstanding shares of First Commerce common stock, in a tax-free exchange. Each share of First Commerce common stock was exchanged for 1.408 shares of the Corporation's common stock. First Commerce was a multi-bank holding company with total assets of approximately $9.3 billion and stockholders' equity of approximately $805 million at June 12, 1998. The acquisition was accounted for as a pooling of interests.

  On June 27, 1997, the Corporation completed its acquisition of First USA, Inc. ("First USA"). The Corporation issued approximately 163 million shares of the Corporation's common stock for all the outstanding common stock of First USA in a tax-free exchange. Each share of First USA common stock was exchanged for the right to receive 1.1659 shares of the Corporation's common stock. First USA, a financial services company specializing in the credit card business, had $24.6 billion in managed credit card receivables and 17.8 million cardholders at June 27, 1997, compared to $22.2 billion in managed credit card receivables and 15.9 million cardholders at December 31, 1996. First USA had total assets of $10.9 billion and $10.3 billion at June 30, 1997, and December 31, 1996, respectively, and stockholders' equity of $1.2 billion at both June 27, 1997, and December 31, 1996. The acquisition was accounted for as a pooling of interests.

  On June 1, 1997, the Corporation acquired all of the outstanding shares of Liberty Bancorp, Inc. ("Liberty"), a multi-bank holding company headquartered in Oklahoma City, Oklahoma, in exchange for

11.9 million shares of the Corporation's common stock valued at $483 million. The acquisition was accounted for as a purchase. Excess cost over net assets purchased of $267 million was recognized in the second quarter of 1997 and is being amortized over 25 years using the straight-line method. Liberty had $2.9 billion in assets at May 31, 1997, and 29 banking offices primarily in Oklahoma City and Tulsa. The pro forma effect on prior-period results of operations is not significant.

NOTE 5--Merger-Related and Restructuring Charges

a) BANC ONE/FCN Merger

  The Corporation estimates that restructuring charges and merger-related costs of approximately $1.25 billion ($837 million after-tax) will be incurred in connection with the BANC ONE/FCN Merger. Actions incorporated in the business combination and restructuring plan principally are targeted for implementation over a 12-18 month period following the Merger. Merger-related and restructuring costs recorded in the fourth quarter of 1998 totaled $984 million ($697 million after-tax), or 59 cents per share, consisting of a restructuring charge of $636 million and merger-related costs of $348 million. An additional $526 million of merger-related costs is expected to be incurred during 1999. Gains on the required Indiana banking center divestitures are anticipated to total approximately $260 million in 1999.

  The restructuring charge included $421 million of personnel-related expenses, $80 million of transaction costs and $135 million of exit costs, including asset write-offs and the settlement or recognition of obligations under existing contractual arrangements. Personnel-related items consisted primarily of severance and benefits costs for separated employees, and costs associated with the "change in control" provisions included in certain of the Corporation's stock plans. The benefit package to be made available to affected employees has been approved by management and communicated on a corporate-wide basis. Trends in total headcount for the Corporation will reflect growth in support of line of business strategies and reductions based on eliminated positions resulting from the Merger. The net reduction in full-time positions is expected to represent about 4-5% of September 30, 1998, headcount over the next year. Facilities and equipment costs include the net cost associated with the closing and divestiture of identified banking facilities, and the consolidation of headquarters and operational facilities. Other merger-related transaction costs include investment banking fees, registration and listing fees, and various accounting, legal and other related transaction costs.

  Merger-related costs of $348 million included $294 million related to the accounting consequences of changes in business practices. Of this total, $260 million resulted from the modification, in light of the Merger, of a contractual relationship to purchase credit card accounts. Previously capitalized costs under this account sourcing agreement will be amortized over a one-year period. On a going forward basis, such costs will be expensed as incurred. Merger-related costs also included $54 million of business and systems integration costs. Additional costs of this nature, totaling approximately $526 million, will be incurred during 1999.

  The following table provides details on merger-related and restructuring charges recorded in 1998 in connection with the BANC ONE/FCN Merger.

                                       1998   Initial  Amount   Reserve Balance
                                      Expense Reserve Utilized December 31, 1998
(In millions)                         ------- ------- -------- -----------------
Restructuring Charges
Personnel-related...................   $421    $421     $114         $307
Facilities and equipment............    135     135      135           --
Other transaction costs.............     80      --       --           --
                                       ----    ----     ----         ----
    Total restructuring charges.....    636    $556     $249         $307
                                               ====     ====         ====
Merger-Related Costs
Accounting consequence of changes in
 business practice..................    294
Ongoing integration costs...........     54
                                       ----
    Total merger-related costs......    348
                                       ----
    Total...........................   $984
                                       ====

b) First Commerce Acquisition

  In connection with the First Commerce acquisition, the Corporation identified restructuring and merger integration charges of $182 million ($127 million after-tax), of which $127 million was recorded as a restructuring charge, $44 million represented integration costs and $11 million was associated with Year 2000 compliance. The restructuring charge of $127 million associated with the First Commerce acquisition consisted of employee benefits and severance costs and other merger-related costs.

  The following table provides details on merger-related and restructuring charges recorded in 1998 in connection with the First Commerce acquisition.

                                       1998   Initial  Amount   Reserve Balance
                                      Expense Reserve Utilized December 31, 1998
(In millions)                         ------- ------- -------- -----------------
Restructuring Charges
Personnel-related....................  $ 77    $ 77     $67           $10
Facilities and equipment.............    32      32      13            19
Other................................    18      18      15             3
                                       ----    ----     ---           ---
    Total restructuring charges......   127    $127     $95           $32
                                               ====     ===           ===
Merger-related costs.................    55
                                       ----
    Total............................  $182
                                       ====

  The remaining balance of this reserve has been identified with specific actions and will be fully utilized in 1999.

c) First USA Acquisition

  In connection with the First USA acquisition, the Corporation recognized second quarter 1997 merger-related costs and restructuring charges of $371 million ($261 million after-tax), or 21 cents per share, of which $241 million was recorded as a separate component of noninterest expense and $130 million was recorded as additional provision for credit losses.

  The restructuring charge associated with the First USA acquisition totaled $241 million and consisted of employee benefits, severance and stock option vesting costs; professional services costs; premiums to redeem preferred securities of subsidiary trust; asset-related write-downs and other merger-related costs.

  The $130 million additional provision for credit losses primarily reflected the reclassification of $2 billion of credit card loans previously classified as held for sale to the loan and lease portfolio in connection with the effort to consolidate the BANC ONE and First USA credit card master trusts, and to conform credit card charge-off policies.

  This reserve had been fully utilized at December 31, 1998.

d) Other Charges

  The Corporation recorded other charges totaling $175 million ($118 million after-tax), or 10 cents per share, in the fourth quarter of 1998, resulting from its continuing review of the strategies and practices of its ongoing businesses. These charges included $110 million in asset valuation adjustments, primarily reflecting an estimate of impairment inherent in the Corporation's auto lease portfolio, resulting from recent changes in business dynamics and economic factors. In addition, the Corporation restructured its Rapid Cash business to position it for future growth and profitability. Costs totaling $65 million were incurred in connection with this business restructuring, including write-offs of certain automated teller machine assets and the restructuring or settlement of vendor contracts.

  In the second quarter of 1997, the Corporation recorded restructuring charges totaling $96 million ($68 million after-tax), or 6 cents per share, to streamline the retail delivery system by consolidating approximately 200 banking centers over a 12-month period and to halt development of the Strategic Banking System, a retail deposit banking system.

NOTE 6--Operating Segments

  See the "Business Segments" section beginning on page 19 for additional disclosure regarding the Corporation's operating segments.

  Operating segments disclosures are presented for 1998 only. Due to the BANC ONE/FCN Merger, segment results for prior years are not available. The information presented is consistent with the content of operating segments data provided to the Corporation's executive management. The Corporation's executive management currently does not use product group revenues to assess consolidated results. Aside from investment management and insurance products, product offerings are tailored to specific customer segments. As a result, the aggregation of product revenues and related profit measures across lines of business is not available.

  Aside from the United States, no single country or geographic region generates a significant portion of the Corporation's revenues or assets. In addition, there are no significant single customer concentrations of revenue or profitability.

NOTE 7--Investment Securities

  The amortized cost and estimated fair value of available-for-sale and held-to-maturity securities and the related unrealized gains and losses were as follows:

                                    Investment Securities--Available-for-Sale
                          -------------------------------------------------------------
                                         Gross Unrealized Gross Unrealized  Fair Value
December 31, 1998 (In     Amortized Cost      Gains            Losses      (Book Value)
millions)                 -------------- ---------------- ---------------- ------------
U.S. Treasury...........     $ 4,496           $ 66             $ 12         $ 4,550
U.S. government
 agencies...............      10,469            108               18          10,559
States and political
 subdivisions...........       1,980             84               --           2,064
Retained interest in
 securitized credit card
 receivables............      17,544            201              375          17,370
Other debt securities...       8,174             72               75           8,171
Equity securities
 (1)(2).................       2,094            115               71           2,138
                             -------           ----             ----         -------
    Total...............     $44,757           $646             $551         $44,852
                             =======           ====             ====         =======

                                   Investment Securities--Held-to-Maturity
                         -----------------------------------------------------------
                         Amortized Cost Gross Unrealized Gross Unrealized
December 31, 1997 (In     (Book Value)       Gains            Losses      Fair Value
millions)                -------------- ---------------- ---------------- ----------
States and political
 subdivisions...........      $451            $27              $ 6           $472
All other...............       334              3                9            328
                              ----            ---              ---           ----
    Total...............      $785            $30              $15           $800
                              ====            ===              ===           ====

                                   Investment Securities--Available-for-Sale
                         -------------------------------------------------------------
                                        Gross Unrealized Gross Unrealized  Fair Value
                         Amortized Cost      Gains            Losses      (Book Value)
                         -------------- ---------------- ---------------- ------------
U.S. Treasury...........    $ 7,829           $104             $ 13         $ 7,920
U.S. government
 agencies...............      8,543            134               33           8,644
States and political
 subdivisions...........      1,893             63                1           1,955
Other debt securities...      4,951             21               23           4,949
Equity securities
 (1)(2).................      1,654            176               44           1,786
                            -------           ----             ----         -------
    Total...............    $24,870           $498             $114         $25,254
                            =======           ====             ====         =======

--------
(1) The fair values of certain securities for which market quotations were not available were estimated. In addition, the fair values of certain securities reflect liquidity and other market-related factors.
(2) Includes investments accounted for at fair value, in keeping with specialized industry practice.

  The maturity distribution of debt investment securities is shown below. The distribution of mortage-backed securities and collateralized mortgage obligations is based on average expected maturities. Actual maturities may differ because issuers may have the right to call or prepay obligations.

                                                       Amortized Cost Fair Value
December 31, 1998 (In millions)                        -------------- ----------
Due in one year or less...............................    $20,986      $20,942
Due after one year through five years.................     12,081       12,160
Due after five years through ten years................      2,743        2,764
Due after ten years...................................      6,853        6,848
                                                          -------      -------
                                                          $42,663      $42,714
                                                          =======      =======

  In connection with the BANC ONE/FCN Merger, a $656 million transfer was made in 1998 to reclassify debt investment securities from held-to-maturity to available-for-sale. In connection with the First USA merger, a $3.6 billion transfer was made in 1997 to reclassify debt investment securities from held-to-maturity to available-for-sale. The reclassifications were made to maintain an interest rate risk position that existed prior to each business combination.

  During 1998, the Corporation reclassified $9.5 billion from loans, and $468 million from other assets, to investment securities available-for-sale. The amounts transferred represent the Corporation's retained interests in its securitized credit card receivables.

NOTE 8--Loans

                                                                  1998     1997
December 31, (In millions)                                      -------- --------
Commercial
  Domestic
    Commercial................................................. $ 53,362 $ 48,458
    Real estate
      Construction.............................................    5,108    4,639
      Other....................................................   17,787   16,545
    Lease financing............................................    6,236    4,537
  Foreign......................................................    5,945    5,127
                                                                -------- --------
        Total commercial.......................................   88,438   79,306
Consumer
  Residential real estate......................................   12,215   15,221
  Home equity..................................................   13,589   12,867
  Automotive...................................................   20,634   17,998
  Student......................................................    3,129    3,219
  Other........................................................    8,359    8,303
                                                                -------- --------
        Total consumer.........................................   57,926   57,608
Credit Card....................................................    9,034   22,665
                                                                -------- --------
        Total loans............................................  155,398  159,579
        Less: Allowance for credit losses......................    2,271    2,817
                                                                -------- --------
        Total loans, net....................................... $153,127 $156,762
                                                                ======== ========

  Loans available for sale totaled $5.4 billion at December 31, 1998, and $3.2 billion at December 31, 1997.

  The Corporation's primary goal in managing credit risk is to minimize the impact of default by an individual borrower or group of borrowers. As a result, the Corporation strives to maintain a loan portfolio that is diverse in terms of loan type, industry, borrower and geographic concentrations. As of December 31, 1998 and 1997, there were no significant loan concentrations with any single borrower, industry or geographic segment.

  The Corporation's impaired loan information is outlined in the tables below. A loan is considered impaired when it is probable that all principal and interest amounts due will not be collected in accordance with the loan's contractual terms. Certain loans, such as loans carried at the lower of cost or fair value or small-balance homogeneous loans (e.g., credit card and installment credit) are exempt from impairment determinations for disclosure purposes. Impairment is recognized to the extent that the recorded investment of an impaired loan or pool of loans exceeds its value either based on the loan's underlying collateral or the calculated present value of projected cash flows discounted at the contractual interest rate. Loans having a significant recorded investment are measured on an individual basis, while loans not having a significant recorded investment are grouped and measured on a pool basis.

                                                                        1998 1997
December 31, (In millions)                                              ---- ----
Impaired loans with related allowance.................................. $471 $380
Impaired loans with no related allowance (1)...........................  258  193
                                                                        ---- ----
    Total impaired loans............................................... $729 $573
                                                                        ==== ====
Allowance on impaired loans (2)........................................ $112 $ 84
                                                                        ==== ====

--------
(1) Impaired loans for which the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan do not require an allowance under SFAS No. 114.
(2) The allowance for impaired loans is included in the Corporation's overall allowance for credit losses.

                                                                 1998 1997 1996
   (In millions)                                                 ---- ---- ----
   Average balance of impaired loans............................ $638 $534 $582
   Interest income recognized on impaired loans.................   38   29   23

NOTE 9--Allowance for Credit Losses

  Changes in the allowance for credit losses for the three years ended December 31, 1998, were as follows:

                                                       1998     1997     1996
(In millions)                                         -------  -------  -------
Balance, beginning of year........................... $ 2,817  $ 2,687  $ 2,422
Additions (deductions)
  Charge-offs........................................  (1,945)  (2,397)  (1,927)
  Recoveries.........................................     447      510      405
                                                      -------  -------  -------
  Net charge-offs....................................  (1,498)  (1,887)  (1,522)
  Provision for credit losses........................   1,408    1,988    1,716
Other................................................    (456)      29       71
                                                      -------  -------  -------
Balance, end of year................................. $ 2,271  $ 2,817  $ 2,687
                                                      =======  =======  =======

  The composition of the 1998 other adjustments to the allowance for credit losses is addressed in the paragraph immediately following the table titled "Analysis of Allowance for Credit Losses," beginning on page 30.

NOTE 10--Long-term Debt

  Long-term debt consists of borrowings having an original maturity of greater than one year. Original issue discount and deferred issuance costs are amortized into interest expense over the terms of the related notes. Long-term debt at December 31, 1998 and 1997, was as follows:

                                                     Effective
                                                     Rate (1)    1998    1997
(In millions)                                        ---------  ------- -------
Parent Company
Subordinated debt
  9% notes due 1999.................................      8.22% $   200 $   200
  9 7/8% notes due 2000.............................     10.10      100      99
  9 1/5% notes due 2001.............................      9.20        5       5
  9 1/4% notes due 2001.............................      9.26      100     100
  10 1/4% notes due 2001............................     10.30      100     100
  11 1/4% notes due 2001............................      8.35       96      96
  7 1/4% notes due 2002 (2).........................      7.35      347     347
  8 7/8% notes due 2002.............................      6.34      100     100
  8 1/10% notes due 2002............................      6.84      200     200
  8 1/4% notes due 2002.............................      6.11      100     100
  8.74% notes due 2003 (2)..........................      8.74      170     170
  7 5/8% notes due 2003.............................      7.67      200     199
  6 7/8% notes due 2003.............................      6.90      200     200
  Floating rate notes due 2003 (3)..................      5.94      150     150
  7 1/4% debentures due 2004........................      7.27      200     200
  Floating rate notes due 2005 (3)..................      6.25       96      96
  7% notes due 2005.................................      7.07      297     297
  6 1/8% notes due 2006.............................      5.68      150     150
  7% notes due 2006.................................      7.00      149     149
  7 1/8% notes due 2007.............................      7.15      199     199
  7 6/10% notes due 2007 (2)........................      7.62      397     397
  6 3/8% notes due 2009.............................      5.41      198     198
  9 7/8% equity commitment notes due 2009 (2).......     10.02       53     195
  10% notes due 2010................................     10.10      198     198
  9 9/10% notes due 2019............................      9.90      142      --
  7 1/2% preferred purchase units due 2023..........      5.45      150     150
  7 3/4% notes due 2025 (2).........................      7.77      294     294
  7 5/8% notes due 2026 (2).........................      7.65      491     491
  8% notes due 2027 (2).............................      8.05      490     490
  9 7/8% equity commitment notes due 1999...........      9.90      200     200
  Convertible debentures 12 3/4% Series A...........     12.75       23      --
  Convertible debentures 12 3/4% Series B...........     12.75       49      --
Senior debt
  8 1/2% notes due 1998.............................        --       --     100
  Medium-term notes.................................      5.51    8,152   5,015
  Other.............................................        --        1       1
                                                                ------- -------
    Total Parent Company............................             13,997  10,886
Subsidiaries
  Bank notes, various rates and maturities..........      5.67    4,883   7,597
  Subordinated 7 3/8% notes due 2002................      4.96      149     149
  Subordinated 6 1/4% notes due 2003................      6.25      200     200
  Subordinated 6 5/8%-7.65% notes due 2003.......... 5.40-6.95      452     451
  Subordinated 6% notes due 2005....................      6.01      148     148
  Subordinated 8 1/4% notes due 2024................      8.25      250     250
  Convertible debentures 12 3/4% Series A...........                 --      27
  Convertible debentures 12 3/4% Series B...........                 --      54
  Subordinated 6 1/4% notes due 2008................ 5.98-5.99      496      --
  Capitalized lease and others, at various rates and
   maturities.......................................   various      720     781
                                                                ------- -------
    Total subsidiaries..............................              7,298   9,657
                                                                ------- -------
    Total long-term debt............................            $21,295 $20,543
                                                                ======= =======

--------
(1) The effective rate includes amortization of premium or discount. Interest rate swap agreements have been entered into that have altered the stated interest rate for certain of the borrowings to variable interest rates. The effective rates include the impact of these swap agreements at December 31, 1998. The terms to maturity of the swaps are shorter than or equal to the altered borrowings.
(2) The notes are not subject to redemption and impose certain limitations relating to funded debt, liens and the sale or issuance of capital stock of significant bank subsidiaries.
(3) The floating rate notes due in 2003 have an interest rate priced at the greater of 4 1/4% or the three-month LIBOR plus 1/8%. The floating rate notes due in 2005 have an interest rate of the greater of 5 1/4% or the three-month LIBOR rate plus 1/4%.

  Aggregate annual repayments of long-term debt at December 31, 1998:

                                                                          Total
(In millions)                                                            -------
1999.................................................................... $ 5,235
2000....................................................................   4,415
2001....................................................................   2,427
2002....................................................................   2,163
2003....................................................................   2,021
Thereafter..............................................................   5,034
                                                                         -------
    Total............................................................... $21,295
                                                                         =======

NOTE 11--Guaranteed Preferred Beneficial Interest in the Corporation's Junior Subordinated Debt

  The $1.003 billion of Guaranteed Preferred Beneficial Interest in the Corporation's Junior Subordinated Debt ("Trust Preferred Capital Securities") represents the net proceeds from the issuance of preferred capital securities by First Chicago NBD Institutional Capital A (the "Series A Trust"), First Chicago NBD Institutional Capital B (the "Series B Trust"), and First Chicago NBD Capital I (the "Series I Trust") and First USA Capital Trust I. Each of the trusts is a statutory business trust organized for the sole purpose of issuing capital securities and investing the proceeds thereof in junior subordinated debentures of the Corporation ("Junior Subordinated Debt"). The preferred capital securities represent preferred individual beneficial interests in the respective trusts and are subject to mandatory redemption upon repayment of the Junior Subordinated Debt. The common securities of each trust are owned by the Corporation. The Corporation's obligations under the Junior Subordinated Debt and other relevant agreements, in aggregate, constitute a full and unconditional guarantee by the Corporation of each respective trust's obligations under the preferred securities issued by such trust.

  The Series A Trust issued $500 million in aggregate liquidation amount of 7.95% preferred capital securities on December 1, 1996. The sole asset of the Series A Trust is $515 million principal amount of 7.95% Junior Subordinated Debt that will mature on December 1, 2026, and is redeemable prior to maturity at the option of the Corporation on or after December 1, 2006.

  The Series B Trust issued $250 million in aggregate liquidation amount of 7.75% preferred capital securities on December 1, 1996. The sole asset of the Series B Trust is $258 million principal amount of 7.75% Junior Subordinated Debt that will mature on December 1, 2026, and is redeemable prior to maturity at the option of the Corporation on or after December 1, 2006.

  The Series I Trust issued $250 million in aggregate liquidation amount of floating rate preferred capital securities in January 1997. The sole asset of the Series I Trust is $258 million principal amount of floating rate Junior Subordinated Debt of the Corporation, bearing interest at an annual rate equal to three-month LIBOR plus 0.55% that will mature on February 1, 2027, and is redeemable at the option of the Corporation on or after February 1, 2007.

  The First USA Capital Trust I issued $200 million in aggregate liquidation amount of 9.33% preferred capital securities on December 20, 1996. The sole asset of the First USA Capital Trust I was $200 million principal amount of 9.33% Junior Subordinated Debt. In June 1997, the Corporation paid a premium of $36 million to redeem $193 million of those securities.

  The Trust Preferred Capital Securities are tax-advantaged issues and qualify as Tier 1 capital. Distributions on these securities are included in interest expense on long-term debt.

NOTE 12--Stock Dividends, Preferred Stock and Convertible Preferred Stock

  On January 20, 1998, and January 23, 1996, the Corporation declared 10% common stock dividends to BANC ONE shareholders of record on February 12, 1998, and February 21, 1996, respectively. Accordingly, all common stock share data have been adjusted to include the effect of such stock dividends.

  The Corporation is authorized to issue 50,000,000 shares of preferred stock, $0.01 par value. The Board of Directors is authorized to fix the particular designations, preferences, rights, qualifications and restrictions for each series of preferred stock issued. All preferred shares rank prior to common shares both as to dividends and liquidation, but have no general voting rights. The dividend rate on each of the cumulative adjustable rate series is based on stated value and adjusted quarterly, based on a formula that considers the interest rates for selected short- and long-term U.S. Treasury securities prevailing at the time the rate is set.

                              Issued and Outstanding       Carrying Amount
                                    December 31       December 31 (In millions)
                       Stated ----------------------- -------------------------
                       Value     1998        1997         1998         1997
                       ------ ----------- ----------- ------------ ------------
Preferred Stock
  Series B............ $  100   1,191,000   1,191,000         $119 $        119
  Series C............    100     713,800     713,800           71           71
  Series C
   Convertible........ No par          --   2,707,917           --          136

  The minimum, maximum and current dividend rates for individual series of preferred stock are presented in the following table.

                                      Stated    Annual Dividend Rate
                           Shares    Value Per ----------------------- Redemption
                         Outstanding   Share   Maximum Minimum Current Price (1)
December 31, 1998        ----------- --------- ------- ------- ------- ----------
Cumulative Adjustable
 Rate (2)
  Series B..............  1,191,000   $100.00   12.0%    6.0%    6.0%   $100.00
  Series C..............    713,800    100.00   12.5     6.0     6.5     100.00

--------
(1) Plus accrued and unpaid dividends.
(2) Currently redeemable.

  On April 16, 1998, the Corporation redeemed all of the shares of its Series C Convertible Preferred Stock at the redemption price of $51.05 per share plus the amount of any dividends accrued and unpaid.

  All shares of the Corporation's 8.45% Cumulative Preferred Stock, Series E ($625 stated value), and the related depositary shares, were redeemed on November 17, 1997, at the price of $25.27 per depositary share, including accrued and unpaid dividends of $0.27 per depositary share.

  All shares of First USA's 6 1/4% mandatory convertible preferred stock were redeemed by First USA on May 2, 1997, and converted into the Corporation's common stock in connection with the acquisition on June 27, 1997. Dividends at an annual rate of $1.99 per share on the preferred stock were cumulative and payable quarterly in arrears. The preferred stock had a liquidation value of $31.875 per share and was convertible into 0.833 shares of the Corporation's common stock.

  On April 1, 1997, the Corporation redeemed all shares of its 5 3/4% Cumulative Convertible Preferred Stock, Series B ($5,000 stated value), and the related depositary shares, at the price of $51.725 per depositary share plus an accrued and unpaid dividend of $0.71875 per depositary share. Each such depositary share was convertible into 1.6876 shares of the Corporation's common stock at the option of the holder, and, in 1997, approximately 3.1 million depositary shares were converted into approximately 5.2 million shares of common stock. In total, substantially all of the 4.0 million depositary shares had been converted into 6.7 million common shares. Resultant fractional shares were paid in cash.

NOTE 13--Dividends and Capital Restrictions

  The Corporation's national bank subsidiaries are subject to two statutory limitations on their ability to pay dividends. Under the first, dividends cannot exceed the level of undivided profits. In addition, a national bank cannot declare a dividend, without regulatory approval, in an amount in excess of its net income for the current year combined with the combined net profits for the preceding two years. State bank subsidiaries may also be subject to limitations on dividend payments. The amount of dividends available from certain nonbank subsidiaries that are subject to dividend restrictions is regulated by the governing agency to which they report.

  Based on these statutory requirements, the bank affiliates could, in the aggregate, have declared additional dividends of up to approximately $2.0 billion without regulatory approval at January 1, 1999. The payment of dividends by any bank may also be affected by other factors, such as the maintenance of adequate capital.

  The bank affiliates are subject to various regulatory capital requirements that may require them to maintain minimum ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Failure to meet minimum capital requirements results in certain actions by bank regulators that could have a direct material effect on the bank affiliates' financial statements. As of December 31, 1998, management believed that each of the bank affiliates met all capital adequacy requirements to which it is subject and is correctly categorized as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that categorization that management believes have changed the institution's category. For more information, see the "Supervision and Regulation--Capital Requirements" section, beginning on page 6.

  The actual and required capital amounts and ratios for the Corporation and its principal banking subsidiaries are presented in the table below.

                                                        To Be Categorized
                                         Actual      Adequately Capitalized
                                     --------------- -------------------------
                                     Capital Capital   Capital       Capital
December 31, 1998 (Dollars in        Amount   Ratio    Amount         Ratio
millions)                            ------- ------- ------------- -----------
Risk adjusted capital (to risk-
 weighted assets):
The Corporation (consolidated).....  $27,790  11.3%  $      19,558         8.0%
The First National Bank of Chicago.    7,113  10.5           5,418         8.0
Bank One, N.A......................    2,766  10.8           2,057         8.0
Bank One, Texas, N.A...............    2,476  10.9           1,820         8.0
NBD Bank (Michigan)................    2,397  10.8           1,774         8.0
FCC National Bank..................    1,461  13.6             860         8.0
Bank One, Arizona, N.A.............    2,273  10.7           1,695         8.0
First USA Bank, N.A................    1,666  19.8             674         8.0
Tier 1 capital (to risk-weighted
 assets):
The Corporation (consolidated).....   19,495   7.9           9,779         4.0
The First National Bank of Chicago.    4,821   7.1           2,709         4.0
Bank One, N.A......................    1,840   7.2           1,028         4.0
Bank One, Texas, N.A...............    1,601   7.0             910         4.0
NBD Bank (Michigan)................    1,549   7.0             887         4.0
FCC National Bank..................    1,203  11.2             430         4.0
Bank One, Arizona, N.A.............    1,408   6.6             847         4.0
First USA Bank, N.A................    1,407  16.7             337         4.0
Tier 1 leverage (to average
 assets):
The Corporation (consolidated).....   19,495   8.0           7,246         3.0
The First National Bank of Chicago.    4,821   7.3           2,632         4.0
Bank One, N.A......................    1,840   7.2           1,029         4.0
Bank One, Texas, N.A...............    1,601   6.5             989         4.0
NBD Bank (Michigan)................    1,549   7.1             870         4.0
FCC National Bank..................    1,203  11.8             407         4.0
Bank One, Arizona, N.A.............    1,408   7.8             723         4.0
First USA Bank, N.A................    1,407  19.0             296         4.0

                                                        To Be Categorized
                                         Actual      Adequately Capitalized
                                     --------------- -------------------------
                                     Capital Capital   Capital       Capital
December 31, 1997 (Dollars in        Amount   Ratio    Amount         Ratio
millions)                            ------- ------- ------------- -----------
Risk adjusted capital (to risk-
 weighted assets):
The Corporation (consolidated).....  $26,958  12.3%  $      17,565         8.0%
The First National Bank of Chicago.    6,006  11.0           4,368         8.0
Bank One, N.A......................    2,688  10.6           2,026         8.0
Bank One, Texas, N.A...............    2,348  11.4           1,646         8.0
NBD Bank (Michigan)................    2,881  13.5           1,705         8.0
FCC National Bank..................    1,471  14.3             825         8.0
Bank One, Arizona, N.A.............    1,409  10.8           1,045         8.0
First USA Bank, N.A................    1,382  13.1             844         8.0
Tier 1 capital (to risk-weighted
 assets):
The Corporation (consolidated).....   17,958   8.2           8,782         4.0
The First National Bank of Chicago.    4,207   7.7           2,184         4.0
Bank One, N.A......................    1,695   6.7           1,013         4.0
Bank One, Texas, N.A...............    1,507   7.3             823         4.0
NBD Bank (Michigan)................    1,914   9.0             853         4.0
FCC National Bank..................    1,194  11.6             412         4.0
Bank One, Arizona, N.A.............      883   6.8             523         4.0
First USA Bank, N.A................    1,106  10.5             422         4.0
Tier 1 leverage (to average
 assets):
The Corporation (consolidated).....   17,958   7.8           9,181         4.0
The First National Bank of Chicago.    4,207   7.6           2,207         4.0
Bank One, N.A......................    1,695   6.9             983         4.0
Bank One, Texas, N.A...............    1,507   6.8             887         4.0
NBD Bank (Michigan)................    1,914   8.9             864         4.0
FCC National Bank..................    1,194  12.6             378         4.0
Bank One, Arizona, N.A.............      883   6.1             579         4.0
First USA Bank, N.A................    1,106  12.9             344         4.0

  Federal banking law also restricts each bank subsidiary from extending credit to the Corporation in excess of 10% of the subsidiary's capital stock and surplus, as defined. Any such extensions of credit are subject to strict collateral requirements.

NOTE 14--Supplemental Disclosures for Statement of Cash Flows

  In connection with the BANC ONE/FCN Merger, a $656 million transfer was made in 1998 to reclassify debt investment securities from held-to-maturity to available-for-sale. A similar transfer of $3.6 billion was made in 1997 in connection with the First USA merger. The reclassifications were made to maintain an interest rate risk position that existed prior to each business combination.

  During 1998, the Corporation reclassified $9.5 billion from loans, and $468 million from other assets, to investment securities available for sale. The amounts transferred represent the Corporation's retained interests in its securitized credit card receivables.

  Loans transferred to other real estate owned totaled $239 million, $169 million and $107 million in 1998, 1997 and 1996, respectively.

  In 1997 and 1996, the Corporation issued common stock in purchase transactions with a market value of $538 million and $711 million, respectively.

  In 1997 and 1996, $154 million and $45 million, respectively, of the Corporation's Cumulative Convertible Preferred Stock, Series B, were converted into common stock. See Note 12--Stock Dividends, Preferred Stock and Convertible Preferred Stock for more details.

NOTE 15--Supplemental Disclosures for Accumulated Other Adjustments to Stockholders' Equity

                                                          1998    1997   1996
(In millions)                                             -----   ----   ----
Accumulated Other Adjustments to Stockholders' Equity
Fair value adjustment on investment securities--
   available-for-sale
   Balance, beginning of period.......................... $ 203   $ 81   $237
  Change in fair value, net of taxes of $72 in 1998, $101
   in 1997, $(69) in 1996................................   120    188   (128)
  Reclassification adjustment, net of taxes of $(57) in
   1998, $(35) in 1997, $(16) in 1996....................  (105)   (66)   (28)
                                                          -----   ----   ----
  Balance, end of period.................................   218    203     81
Accumulated translation adjustment
  Balance, beginning of period...........................     6      7      8
  Translation gain(loss), net of taxes...................    15     (1)    (1)
                                                          -----   ----   ----
  Balance, end of period.................................    21      6      7
                                                          -----   ----   ----
Total accumulated other adjustments to stockholders'
 equity.................................................. $ 239   $209   $ 88
                                                          =====   ====   ====

NOTE 16--Employee Benefits

(a) Pension Plans

  The Corporation has various non-contributory pension plans covering substantially all salaried employees.

  The tables below set forth the Corporation's qualified plans' change in benefit obligation, change in plan assets, and funded status.

                                                                  1998    1997
(In millions)                                                    ------  ------
Change in benefit obligation
Benefit obligation, January 1................................... $2,277  $2,308
Service cost....................................................    127     103
Interest cost...................................................    163     175
Actuarial loss(gain)............................................     42      50
Plan change.....................................................    (14)   (162)
Benefits paid...................................................   (215)   (197)
                                                                 ------  ------
Benefit obligation, December 31.................................  2,380   2,277
                                                                 ------  ------
Change in plan assets
Fair value of plan assets, January 1............................  3,194   2,896
Actual return on plan assets....................................    622     463
BANK ONE contribution...........................................     16      33
Benefits paid...................................................   (215)   (198)
                                                                 ------  ------
Fair value of plan assets, December 31..........................  3,617   3,194
                                                                 ------  ------
Funded status...................................................  1,237     917
Unrecognized net actuarial loss(gain)...........................   (659)   (350)
Unrecognized prior service cost.................................    (83)    (75)
Unrecognized net transition asset...............................    (34)    (48)
                                                                 ------  ------
Prepaid pension costs, December 31.............................. $  461  $  444
                                                                 ======  ======

  Plan assets include 1.0 million shares of the Corporation's common stock at December 31, 1998, with a fair value of approximately $53 million, and 1.5 million shares at December 31, 1997, with a fair value of approximately $76 million.

  The table below sets forth net periodic pension cost for 1998, 1997 and 1996 for the Corporation's qualified and nonqualified pension plans.

                                                              1998   1997  1996
(In millions)                                                 -----  ----  ----
Service cost--benefits earned during the period.............. $ 135  $110  $119
Interest cost on benefit obligation..........................   172   185   169
Expected return on plan assets...............................  (271) (249) (274)
Amortization of prior service cost...........................    (2)    9    11
Recognized actuarial (gain)loss..............................     1     1    39
Amortization of transition asset.............................   (13)  (13)  (10)
                                                              -----  ----  ----
Net periodic pension cost.................................... $  22  $ 43  $ 54
                                                              =====  ====  ====

  The accrued pension liability for the Corporation's nonqualified pension plans was $92 million at December 31, 1998, and $82 million at December 31, 1997. Such plans are unfunded.

  The table below sets forth the assumptions used in determining the Corporation's benefit obligation and net periodic pension cost for both qualified and nonqualified pension plans.

                                                        1998    1997     1996
                                                        ----- -------- --------
Actuarial assumptions:
  Weighted average discount rate for benefit            7.00% 7.00% to 7.00% to
   obligation..........................................          7.25%    7.75%
  Weighted average rate of compensation increase....... 5.00% 5.00% to 5.00% to
                                                                 5.25%    5.25%
  Expected long-term rate of return on plan assets..... 9.50% 8.00% to 8.00% to
                                                                 9.50%    9.50%

(b) Postretirement Benefits Other Than Pensions

  The Corporation sponsors postretirement life insurance plans and provides health care benefits for certain retirees and grandfathered employees when they retire. The postretirement life insurance benefit is noncontributory, while the health care benefits are contributory.

  The table below sets forth the Corporation's postretirement benefit plans' change in benefit obligation and funded status at December 31, 1998 and 1997. There are no plan assets.

                                                                  1998   1997
(In millions)                                                     -----  -----
Change in benefit obligation
Benefit obligation, January 1.................................... $ 239  $ 235
Service cost.....................................................     6      6
Interest cost....................................................    17     17
Actuarial loss...................................................     7      7
Benefits paid....................................................   (18)   (20)
Plan change......................................................   (61)    --
Curtailment......................................................    --     (6)
                                                                  -----  -----
Benefit obligation, December 31..................................   190    239
                                                                  -----  -----
Change in plan assets
Fair value of plan assets, January 1.............................    --     --
Employer contribution............................................    18     20
Benefits paid....................................................   (18)   (20)
                                                                  -----  -----
Fair value of plan assets, December 31...........................    --     --
                                                                  -----  -----
Funded status....................................................  (190)  (239)
Unrecognized net actuarial loss..................................     6      4
Unrecognized prior service cost..................................   (59)     3
                                                                  -----  -----
Accrued postretirement benefit costs, December 31................ $(243) $(232)
                                                                  =====  =====

  Net periodic cost for postretirement health care and life insurance benefits during 1998, 1997 and 1996 include the following:

                                                                   1998 1997  1996
(In millions)                                                      ---- ----  ----
Service cost--benefits earned during the period................... $ 6  $ 6   $ 4
Interest cost on accumulated postretirement benefit obligation....  17   17     8
Recognized actuarial (gain).......................................  --   (1)   --
Curtailment gain..................................................  --   (6)   --
                                                                   ---  ---   ---
  Net periodic postretirement benefit cost........................ $23  $16   $12
                                                                   ===  ===   ===

  The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.0% at December 31, 1998, and ranged from 7.00-7.25% at December 31, 1997.

  For measurement purposes, an annual rate of increase ranging from 6.00-7.00% was assumed for 1998 in the cost of covered health care benefits; this range was assumed to decrease gradually to as low as 5.00-5.50% in the years 2000 and 2001 and thereafter. These assumptions have a significant effect on the amounts reported. Accordingly, the table below sets forth the effect of a 1.00% change in the assumed health care cost trend rates.

                                            1% point increase 1% point decrease
(In millions)                               ----------------- -----------------
Effect on 1998 service and interest cost
 components................................       $ 1.7            $ (1.4)
Effect on December 31, 1998, accumulated
 postretirement benefit obligation.........       $16.0            $(11.4)

(c) 401(k) Plans

  The Corporation sponsors various 401(k) plans that cover substantially all of its employees. The Corporation is required to make contributions to the plans in varying amounts. The expense related to these plans was $89 million in 1998, $78 million in 1997 and $64 million in 1996.

NOTE 17--Stock-Based Compensation

  The Corporation utilizes several types of stock-based awards as part of its overall compensation program. In addition, the Corporation provides employees the opportunity to purchase its shares through various employee stock purchase plans. The Corporation's stock-based compensation plans provide for the granting of awards to purchase or receive common shares and include limits as to the aggregate number of shares available for grants and the total number of shares available for grants of stock awards in any one year. The compensation cost that has been charged against income for the Corporation's stock-based compensation plans was $52 million for 1998, $71 million for 1997 and $44 million for 1996. As a result of the respective changes in control of FCN and First Commerce, $113 million was recorded as a restructuring charge related to the immediate vesting of certain restricted and performance shares. See Note 1(n) on page 48 for the Corporation's accounting policies relating to stock-based compensation.

(a) Performance Shares

  The Corporation provides performance-based stock awards for certain of its senior managers. The level of performance shares eventually distributed depends on the achievement of specific performance criteria that are set at the grant date. The ultimate expense attributable to these shares is based on the market value of the shares distributed at the end of the defined performance period. The expense associated with such awards is recognized over the defined performance period. As a result of the respective changes in control of FCN and First Commerce, all performance share awards originally granted by these entities immediately vested, and the maximum performance standards were deemed to have been achieved.

(b) Restricted Shares

  Restricted shares granted to key officers of the Corporation require them either to continue employment for a stated number of years from the grant date before restrictions on the shares are released or more generally place restrictions related to the attainment of specified performance criteria over the restriction period. The market value of the restricted shares as of the date of grant is amortized to compensation expense ratably over the period the shares remain restricted. Holders of restricted stock receive dividends and have the right to vote the shares. As a result of the respective changes in control of FCN and First Commerce, substantially all outstanding restricted stock issued by these entities vested immediately.

(c) Stock Options and Stock Appreciation Rights (SARs)

  The Corporation's stock option plans generally provide that the exercise price of any stock option or SAR may not be less than the fair market value of the common stock on the date of grant.

  There are a number of stock option plans, and they have distinct provisions. Awards generally vest over a period of three to four years, and expense is recognized over the vesting period. Options are not exercisable for at least one year from the date of grant and have a maximum term of eight to 20 years. Some option plans include the right to receive additional options if certain criteria are met. The vesting period for such additional options is six months. As a result of the change in control at FCN and First Commerce, all outstanding stock options issued at these entities vested and became exercisable immediately.

  The following tables summarize stock option and SAR activity for 1998 and 1997, respectively, and provide details of stock options outstanding at December 31, 1998, for the Corporation:

                                          1998                    1997
                                  ---------------------- ------------------------
                                            Wtd. Avg.     Shares     Wtd. Avg.
                                  Shares  Exercise Price and SARs  Exercise Price
(Shares in thousands)             ------  -------------- --------  --------------
Outstanding at January 1......... 40,798      $26.60      45,001       $18.91
Granted..........................  8,896       54.79      12,251        40.40
Exercised........................ (9,902)      20.29     (15,242)       14.84
Forfeited........................ (1,545)      37.77      (1,212)       29.80
                                  ------      ------     -------       ------
Outstanding at December 31....... 38,247      $34.34      40,798       $26.60
                                  ======      ======     =======       ======
Exerciseable at December 31...... 22,983      $29.30      18,275       $19.31
                                  ======      ======     =======       ======

                                Options Outstanding        Options Exerciseable
(Shares in thousands)     -------------------------------- ---------------------
                            Number      Wtd.    Wtd. Avg.                 Wtd.
                          Outstanding   Avg.    Remaining                 Avg.
                           Dec. 31,   Exercise Contractual    Number    Exercise
Range of Exercise Prices     1998      Price      Life     Exerciseable  Price
------------------------  ----------- -------- ----------- ------------ --------
Less than $10.00........       391     $ 8.77   2.4 years        391     $ 8.77
$10.00-$20.00...........     7,494      17.00   4.5            7,491      17.00
$20.01-$30.00...........     9,439      24.86   7.8            5,861      24.47
$30.01-$40.00...........     8,279      35.62   9.6            4,288      35.75
$40.01-$50.00...........     7,214      46.64   13.1           3,852      47.69
Greater than $50.01.....     5,430      58.33   13.8           1,100      56.59
                            ------     ------   ---------     ------     ------
  Total.................    38,247     $34.34   9.4 years     22,983     $29.30
                            ======     ======   =========     ======     ======

(d) Employee Stock Purchase Plans

  The Corporation sponsors various employee stock purchase plans designed to encourage employee stock ownership. The Corporation does not recognize any compensation expense with respect to these plans. The general provisions of such plans are as follows:

  One of the stock purchase plans allowed eligible employees to make deposits to a savings account for two years. The employee then had the option to withdraw the savings in cash or purchase shares of the Corporation at a fixed, discounted price determined at the beginning of the savings period. The last offering period under this plan expired on September 30, 1998, at which time approximately 3.7 million shares were issued to participating employees.

  Another stock purchase plan affords eligible employees the opportunity to purchase and sell shares on the open market at current market prices, with no commission or administrative fees on the purchase of shares.

  Finally, a third stock purchase plan allows eligible employees the opportunity to purchase shares on a quarterly basis at a 15% discount from the market price at the date of enrollment or the market price at the end of the quarter, whichever is lower. The employee is allowed to make deposits of up to 20% of his/her earnings to a noninterest-bearing account each quarter to purchase shares of the Corporation.

(e) Pro Forma Costs of Stock-Based Compensation

  The grant date fair values of stock options granted under the Corporation's various stock option plans and employee stock purchase and savings plan were estimated using the Black-Scholes option-pricing model. This model was developed to estimate the fair value of traded options, which have different characteristics than employee stock options, and changes to the subjective input assumptions can result in materially different fair market value estimates. Therefore, the Black-Scholes model may not necessarily provide a reliable single measure of the fair value of employee stock options and purchase rights.

  The following table summarizes stock-based compensation grants and their related weighted average grant-date fair values for the years ended December 31:

                                1998              1997              1996
                          ----------------- ----------------- -----------------
                          Number Wtd. Avg.  Number Wtd. Avg.  Number Wtd. Avg.
                            of   Grant-Date   of   Grant-Date   of   Grant-Date
                          Shares Fair Value Shares Fair Value Shares Fair Value
(Shares in Thousands)     ------ ---------- ------ ---------- ------ ----------
Stock option plans....... 8,896    $12.03   12,251   $ 9.65   14,259   $ 5.28
Restricted shares........   651     56.54      953    36.22    1,047    25.39
Performance shares.......    --        --      642    36.40      785    25.00
Employee stock purchase
 plans (1)...............    --        --       76     5.73    3,961     3.57

--------
(1) Estimated number of shares employees could purchase under the plans.

  The following assumptions were used to determine the Black-Scholes weighted average grant-date fair value of stock option awards and conversions in 1998, 1997 and 1996: (1) expected dividend yields ranged from 0.67% to 4.48%, (2) expected volatility ranged from 18.74% to 32.95%, (3) risk-free interest rates ranged from 4.36% to 6.97% and (4) expected lives ranged from 4.2 years to 9.0 years.

  The following assumptions were used to determine the Black-Scholes weighted average grant-date fair value of employees' purchase rights under the employee stock purchase plans in 1997 and 1996, respectively: (1) expected dividend yields of 2.54% and 3.70%, (2) expected volatility of 22.70% and 18.82%, (3) risk-free interest rates of 5.73% and 6.10% and (4) expected lives of 1.3 and
2.2 years.

  Had the compensation cost for the Corporation's stock-based compensation plans been determined in accordance with the fair value based accounting method provided by SFAS No. 123, the net income and earnings per share implications for the years ended December 31, 1998, 1997 and 1996 would have been as follows:

                                 1998              1997              1996
                           ----------------- ----------------- -----------------
                             Pro       As      Pro       As      Pro       As
(In millions, except per-  Forma(1) Reported Forma(1) Reported Forma(1) Reported
share data)                -------- -------- -------- -------- -------- --------
Net income...............   $3,034   $3,108   $2,929   $2,960   $3,210   $3,231
Net income per common
 share, basic............     2.58     2.65     2.46     2.48     2.63     2.64
Net income per common
 share, diluted..........     2.55     2.61     2.40     2.43     2.55     2.57

--------
(1) The above pro forma information may not be representative of the pro forma impact in future years.

  As a result of the change in control of FCN and First Commerce, additional compensation expense of $21 million, associated with the accelerated vesting of stock options, was included in 1998 pro forma net income under SFAS No. 123.

NOTE 18--Income Taxes

  The components of total applicable income tax expense in the consolidated income statement for the years ended December 31, 1998, 1997 and 1996, are as follows:

                                                             1998   1997   1996
(In millions)                                               ------ ------ ------
Income tax expense:
  Current
    Federal................................................ $  801 $  826 $1,216
    Foreign................................................      4     12     17
    State..................................................     98     84    108
                                                            ------ ------ ------
      Total................................................    903    922  1,341
  Deferred
    Federal................................................    424    488    254
    State..................................................     30     57     16
                                                            ------ ------ ------
      Total................................................    454    545    270
                                                            ------ ------ ------
Applicable income taxes.................................... $1,357 $1,467 $1,611
                                                            ====== ====== ======

  The tax effects of fair value adjustments on securities available-for-sale, foreign currency translation adjustments, and certain tax benefits related to stock options are recorded directly to stockholders' equity. The net tax expense (benefit) recorded directly in stockholders' equity amounted to $(66) million in 1998, $(28) million in 1997 and $9 million in 1996.

  A summary reconciliation of the differences between applicable income taxes and the amounts computed at the applicable regular federal tax rate of 35% is as follows:

                                         1998          1997          1996
(In millions)                         ------------  ------------  ------------
Statutory tax rate................... $1,563  35.0% $1,549  35.0% $1,695  35.0%
Increase (reduction) resulting from:
  State income taxes, net of federal
   income tax benefit................     83   1.9      92   2.1      81   1.7
  Tax-exempt interest................    (58) (1.3)    (88) (2.0)    (98) (2.0)
  Tax credits........................    (94) (2.1)    (51) (1.2)    (40) (0.8)
  Nontaxable liquidating
   distributions.....................   (142) (3.2)    (56) (1.3)     --    --
  Other, net.........................      5   0.1      21   0.5     (27) (0.6)
                                      ------  ----  ------  ----  ------  ----
Applicable income taxes.............. $1,357  30.4% $1,467  33.1% $1,611  33.3%
                                      ======  ====  ======  ====  ======  ====

  A net deferred tax liability is included in other liabilities in the consolidated balance sheet as a result of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their related tax bases. The components of the net deferred tax liability as of December 31, 1998 and 1997, are as follows:

                                                                   1998   1997
(In millions)                                                     ------ ------
Deferred tax liabilities
  Deferred income on lease financing............................. $2,887 $2,294
  Prepaid pension costs..........................................     99    117
  Securitizations of credit card receivables.....................    142    227
  Other..........................................................    852    685
                                                                  ------ ------
  Gross deferred tax liabilities.................................  3,980  3,323
Deferred tax assets
  Allowance for credit losses....................................    874  1,032
  Restructure reserves...........................................    276     27
  Alternative minimum tax credit carryforward....................    116     71
  Other..........................................................    535    490
                                                                  ------ ------
  Gross deferred tax assets......................................  1,801  1,620
  Valuation allowance............................................     --     --
                                                                  ------ ------
  Gross deferred tax assets, net of valuation allowance..........  1,801  1,620
                                                                  ------ ------
Net deferred tax liability....................................... $2,179 $1,703
                                                                  ====== ======

NOTE 19--Lease Commitments

  The Corporation has entered into a number of operating and capitalized lease agreements for premises and equipment. The minimum annual rental commitments under these leases are shown below.

(In millions)
1999..................................................................... $  283
2000.....................................................................    244
2001.....................................................................    199
2002.....................................................................    173
2003.....................................................................    143
2004 and thereafter......................................................    807
                                                                          ------
                                                                          $1,849
                                                                          ======

  Occupancy expense has been reduced by rental income from premises leased to others in the amount of $101 million in 1998, $107 million in 1997 and $71 million in 1996. Rental expense under operating leases approximated $356 million in 1998, $320 million in 1997 and $310 million in 1996.

NOTE 20--Financial Instruments with Off-Balance-Sheet Risk

  In the normal course of business, the Corporation is a party to financial instruments containing credit and/or market risks that are not required to be reflected in a balance sheet. These financial instruments include credit-related instruments as well as certain derivative instruments. The Corporation has risk-management policies to identify, monitor and limit exposure to credit, liquidity and market risks.

  The following disclosures represent the Corporation's credit exposure, assuming that every counterparty to financial instruments with off-balance-sheet credit risk fails to perform completely according to the terms of the contracts, and that the collateral and other security, if any, proves to be of no value to the Corporation.

  This note does not address the amount of market losses the Corporation would incur if future changes in market prices make financial instruments with off-balance-sheet market risk less valuable or more onerous.

(a) Collateral and Other Security Arrangements

  The credit risk of both on- and off-balance-sheet financial instruments varies based on many factors, including the value of collateral held and other security arrangements. To mitigate credit risk, the Corporation generally determines the need for specific covenant, guarantee and collateral requirements on a case-by-case basis, depending on the nature of the financial instrument and the customer's creditworthiness. The Corporation may also receive comfort letters and oral assurances. The amount and type of collateral held to reduce credit risk varies but may include real estate, machinery, equipment, inventory and accounts receivable, as well as cash on deposit, stocks, bonds and other marketable securities that are generally held in the Corporation's possession or at another appropriate custodian or depository. This collateral is valued and inspected on a regular basis to ensure both its existence and adequacy. Additional collateral is requested when appropriate.

(b) Credit-Related Financial Instruments

  The table below summarizes credit-related financial instruments, including both commitments to extend credit and letters of credit.

                                                                   1998   1997
December 31 (In billions)                                         ------ ------
Unused credit card lines......................................... $259.0 $221.1
Unused loan commitments..........................................  114.1   99.2
Standby letters of credit and foreign office guarantees..........   14.0   12.9
Commercial letters of credit.....................................    1.2    1.1

  Since many of the unused commitments are expected to expire unused or be only partially used, the total amount of unused commitments in the preceding table does not necessarily represent future cash requirements.

  Credit card lines allow customers to use a credit card to buy goods or services and to obtain cash advances. However, the Corporation has the right to change or terminate any terms or conditions of a customer's credit card account, upon notification to the customer. Loan commitments are agreements to make or acquire a loan or lease as long as the agreed-upon terms (e.g., expiry, covenants or notice) are met. The Corporation's commitments to purchase or extend loans help its customers meet their liquidity needs.

  Standby letters of credit and foreign office guarantees are issued in connection with agreements made by customers to counterparties. If the customer fails to comply with the agreement, the counterparty may enforce the standby letter of credit or foreign office guarantee as a remedy. Credit risk arises from the possibility that the customer may not be able to repay the Corporation for standby letters of credit or foreign office guarantees. At December 31, 1998 and 1997, standby letters of credit and foreign office guarantees had been issued for the following purposes.

                                                                  1998    1997
December 31 (In millions)                                        ------- -------
Financial....................................................... $11,843 $10,831
Performance.....................................................   2,140   2,100
                                                                 ------- -------
    Total (1)................................................... $13,983 $12,931
                                                                 ======= =======

--------
(1) Includes $1.4 billion at December 31, 1998, and $1.2 billion at December 31, 1997, participated to other institutions.

  At December 31, 1998, $10.2 billion of standby letters of credit and foreign office guarantees was due to expire within three years, and $3.8 billion was to expire after three years.

  Commercial letters of credit are issued or confirmed to ensure payment of customers' payables or receivables in short-term international trade transactions. Generally, drafts will be drawn when the underlying transaction is consummated as intended. However, the short-term nature of this instrument serves to mitigate the risk associated with these contracts.

(c) Derivative Financial Instruments

  The Corporation enters into a variety of derivative financial instruments in its trading, asset and liability management, and corporate investment activities. These instruments offer customers protection from rising or falling interest rates, exchange rates, equity prices and commodity prices. They can either reduce or increase the Corporation's exposure to such changing rates or prices.

  Following is a brief description of such derivative financial instruments.

  . Interest rate forward and futures contracts represent commitments either to purchase or sell a financial instrument at a specified future date for a specified price, and may be settled in cash or through delivery.

  . An interest rate swap is an agreement in which two parties agree to exchange, at specified intervals, interest payment streams calculated on an agreed-upon notional principal amount with at least one stream based on a specified floating rate index.

  . Interest rate options are contracts that grant the purchaser, for a premium payment, the right either to purchase or sell a financial instrument at a specified price within a specified period of time or on a specified date from or to the writer of the option.

  . Interest rate caps and floors are contracts with notional principal amounts that require the seller, in exchange for a fee, to make payments to the purchaser if a specified market interest rate exceeds the fixed cap rate or falls below the fixed floor rate on specified future dates.

  . Forward rate agreements are contracts with notional principal amounts that settle in cash at a specified future date based on the differential between a specified market interest rate and a fixed interest rate.

  . Foreign exchange contracts represent swap, spot, forward, futures and option contracts to exchange currencies.

  . Equity price contracts represent swap, forward, futures, cap, floor and option contracts that derive their value from underlying equity prices.

  . Commodity price contracts represent swap, futures, cap, floor and option contracts that derive their value from underlying commodity prices.

  The Corporation's objectives and strategies for using derivative financial instruments for structural interest rate risk management and foreign exchange risk management are discussed on pages 26 to 28.

  Balance sheet exposure for derivative financial instruments includes the amount of recognized gains in the market valuation of those contracts. Those amounts fluctuate as a function of maturity, interest rates, foreign exchange rates, equity prices and commodity prices.

  The credit risk associated with exchange-traded derivative financial instruments is limited to the relevant clearinghouse. Options written do not expose the Corporation to credit risk, except to the extent of the underlying risk in a financial instrument that the Corporation may be obligated to acquire under certain written put options. Caps and floors written do not expose the Corporation to credit risk.

  On some derivative financial instruments, the Corporation may have additional risk. This is due to the underlying risk in the financial instruments that the Corporation may be obligated to acquire, or the risk that the Corporation will deliver under a contract but that the customer will fail to deliver the countervailing amount. The Corporation believes that its credit and settlement procedures minimize these risks.

  Not all derivative financial instruments have off-balance-sheet market risk. Market risk associated with options purchased and caps and floors purchased is recorded in the balance sheet.

  The table on page 34 reports the Corporation's gross notional principal or contractual amounts of derivative financial instruments as of December 31, 1998, and December 31, 1997. These instruments include swaps, forwards, spot, futures, options, caps, floors, forward rate agreements, and other conditional or exchange contracts. The amounts do not represent the market or credit risk associated with these contracts, as previously defined, but rather give an indication of the volume of the transactions.

NOTE 21--Fair Value of Financial Instruments

  The Corporation is required to disclose the estimated fair value of its financial instruments in accordance with SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." These disclosures do not attempt to estimate or represent the Corporation's fair value as a whole. The disclosure excludes assets and liabilities that are not financial instruments as well as the significant unrecognized value associated with core deposits and credit card relationships.

  Fair value amounts disclosed represent point-in-time estimates that may change in subsequent reporting periods due to market conditions or other factors. Estimated fair value amounts in theory represent the amounts at which financial instruments could be exchanged or settled in a current transaction between willing parties. In practice, however, this may not be the case due to inherent limitations in the methodologies and assumptions used to estimate fair value. For example, quoted market prices may not be realized because the financial instrument may be traded in a market that lacks liquidity; or a fair value derived using a discounted cash flow approach may not be the amount realized because of the subjectivity involved in selecting underlying assumptions, such as projecting cash flows or selecting a discount rate. The fair value amount also may not be realized because it ignores transaction costs and does not include potential tax effects. The Corporation does not plan to dispose of, either through sale or settlement, the majority of its financial instruments at these estimated fair values.

  The following table summarizes the carrying values and estimated fair values of financial instruments as of December 31, 1998 and 1997.

                                              1998                 1997
                                       -------------------- -------------------
                                                                      Estimated
                                       Carrying  Estimated  Carrying    Fair
                                        Value    Fair Value  Value      Value
(In millions)                          --------  ---------- --------  ---------
Financial assets
  Cash and other short-term financial
   instruments (a).................... $ 34,715   $34,715   $ 32,199  $ 32,199
  Trading assets (a)..................    5,345     5,345      5,246     5,246
  Investment securities (b)...........   44,852    44,852     26,039    26,054
  Loans (c)...........................  155,398   154,521    159,579   160,859
  Allowance for credit losses.........   (2,271)       --     (2,817)       --
                                       --------   -------   --------  --------
  Loans, net..........................  153,127   154,521    156,762   160,859
  Derivative product assets
    Trading purposes (1)(f)...........    6,765     6,765      4,449     4,449
    Other than trading purposes (f)...      189       954        174       568
                                       --------   -------   --------  --------
      Total derivative product assets.    6,954     7,719      4,623     5,017
  Financial instruments in other
   assets(a)..........................    2,060     2,060      4,026     4,026
Financial liabilities
  Deposits (d)........................  161,542   161,659   $153,726  $153,981
  Securities sold but not yet
   purchased (a)......................      966       966      2,373     2,373
  Other short-term financial
   instruments (a)....................   39,468    39,468     31,520    31,520
  Long-term debt (2)(e)...............   22,298    23,229     21,546    22,253
  Derivative product liabilities
    Trading purposes (1)(f)...........    6,923     6,923      4,595     4,595
    Other than trading purposes (f)...      224       238         34        95
                                       --------   -------   --------  --------
      Total derivative product
       liabilities....................    7,147     7,161      4,629     4,690
  Financial instruments in other
   liabilities (a)....................    1,136     1,136      1,271     1,271

--------
(1) The estimated average fair values of derivative financial instruments used in trading activities during 1998 were $4.6 billion classified as assets and $4.6 billion classified as liabilities.
(2) Includes trust preferred capital securities.

  Estimated fair values are determined as follows:

(a) Financial Instruments Whose Carrying Value Approximates Fair Value

  A financial instrument's carrying value approximates its fair value when the financial instrument has an immediate or short-term maturity (generally one year or less), or is carried at fair value.

  Quoted market prices or dealer quotes typically are used to estimate fair values of trading securities and securities sold but not yet purchased.

  Commitments to extend credit and letters of credit typically result in loans with a market interest rate when funded. The recorded book value of deferred fee income approximates the fair value.

(b) Investment Securities

  Quoted market prices typically are used to estimate the fair value of debt investment securities. Quoted market prices for similar securities are used to estimate fair value when a quoted market price is not available for a specific debt investment security. See Note 1(c), on page 45, for the methodologies used to determine the fair value of equity investment securities.

(c) Loans

  The loan portfolio was segmented based on loan type, credit quality and repricing characteristics. Carrying values are used to estimate fair values of certain variable rate loans with no significant credit concerns and frequent repricing. A discounted cash flow method was used to estimate the fair value of other loans. Discounting was based on the contractual cash flows, and discount rates typically are based on the year-end yield curve plus a spread that reflects pricing on loans with similar characteristics, adjusted for servicing costs. If applicable, prepayment assumptions are factored into the fair value determination based on historical experience and current economic and lending conditions.

(d) Deposits

  The amount payable on demand at the report date is used to estimate fair value of demand and savings deposits with no defined maturity. A discounted cash flow method is used to estimate the fair value of fixed-rate time deposits. Discounting was based on the contractual cash flows and the current rates at which similar deposits with similar remaining maturities would be issued, adjusted for servicing costs. Carrying value typically is used to estimate the fair value of floating-rate time deposits.

(e) Long-Term Debt

  Quoted market prices or the discounted cash flow method was used to estimate the fair value of the Corporation's fixed-rate long-term debt. Discounting was based on the contractual cash flows and the current rates at which debt with similar terms could be issued. Carrying value typically is used to estimate the fair value of floating-rate long-term debt.

(f) Derivative Product Assets and Liabilities

  Quoted market prices or pricing and valuation models were used to estimate the fair value of derivative product assets and liabilities. Assumptions input into models were based on current market information.

NOTE 22--Related Party Transactions

  Certain executive officers, directors and their related interests are loan customers of the Corporation's affiliates. The Securities and Exchange Commission (the "Commission") has determined that, with respect to the Corporation and significant subsidiaries (as defined by the Commission), disclosure of borrowings by directors and executive officers and certain of their related interests should be made if the loans are greater than 5% of stockholders' equity, in the aggregate. These loans in aggregate were not greater than 5% of stockholders' equity at December 31, 1998 or 1997.

NOTE 23--Pledged Assets

  Assets having a book value of $38.2 billion as of December 31, 1998, and $32.6 billion as of December 31, 1997, were pledged as collateral for repurchase agreements, off-balance sheet investment products, governmental and trust department deposits in accordance with federal and state requirements, and for other purposes required by law.

  The Corporation's bank affiliates are required to maintain average noninterest-bearing cash balances, in accordance with Federal Reserve Board regulations. The average required reserve balances were $3.5 billion in 1998 and $3.4 billion in 1997.

NOTE 24--Contingent Liabilities

  The Corporation and certain of its affiliates have been named as defendants in various legal proceedings, including certain class actions, arising out of the normal course of business, and the Corporation has received certain tax deficiency assessments. Since the Corporation and certain of its subsidiaries, which are regulated by one or more federal and state regulatory authorities, are the subject of numerous examinations and reviews by such authorities, the Corporation is and will be, from time to time, normally engaged in various disagreements with regulators, related primarily to banking matters. Management believes that liabilities arising from these proceedings, if any, will not have a material adverse effect on the consolidated financial position, liquidity or results of operations of the Corporation.

NOTE 25--BANK ONE CORPORATION (Parent Company Only)
Condensed Financial Statements

Condensed Balance Sheet

                                                                  1998    1997
December 31 (In millions)                                        ------- -------
Assets
Cash and due from banks
  Bank subsidiaries............................................. $     4 $     9
  Other.........................................................       2      --
Interest-bearing due from banks
  Bank subsidiaries.............................................   1,818     843
  Other.........................................................      10       9
Investment securities--available-for-sale.......................      72      82
Loans and receivables--subsidiaries
  Bank subsidiaries.............................................   5,720   4,529
  Nonbank subsidiaries..........................................   6,894   5,083
Investment in subsidiaries
  Bank subsidiaries.............................................  21,325  17,193
  Nonbank subsidiaries..........................................   1,723   4,218
Other assets....................................................     474     312
                                                                 ------- -------
    Total assets................................................ $38,042 $32,278
                                                                 ======= =======
Liabilities
Short-term borrowings
  Nonbank subsidiaries.......................................... $   106 $   131
  Other.........................................................   1,191     726
Long-term debt
  Nonbank subsidiaries..........................................   1,028   1,027
  Other.........................................................  14,004  10,892
Other liabilities...............................................   1,153     452
                                                                 ------- -------
    Total liabilities...........................................  17,482  13,228
Stockholders' equity............................................  20,560  19,050
                                                                 ------- -------
    Total liabilities and stockholders' equity.................. $38,042 $32,278
                                                                 ======= =======

BANK ONE CORPORATION (Parent Company Only)
Condensed Income Statement

                                                          1998    1997     1996
For the Year (In millions)                               ------  -------  ------
Operating Income
Dividends
  Bank subsidiaries..................................... $4,087  $ 4,243  $2,065
  Nonbank subsidiaries..................................    359      491     159
Interest income
  Bank subsidiaries.....................................    478      209     164
  Nonbank subsidiaries..................................    247      244     185
  Other.................................................      8       44      37
Management and other fees from affiliates...............    606      589     181
Other income
  Nonbank subsidiaries..................................     --       --      (2)
  Other.................................................     26       19      13
                                                         ------  -------  ------
    Total...............................................  5,811    5,839   2,802
Operating Expense
Interest expense
  Nonbank subsidiaries..................................     80       85      11
  Other.................................................    863      708     553
Merger-related charges..................................    675       --      --
Salaries and employee benefits..........................    209      230     139
Professional fees and services..........................     76      244     148
Marketing and development...............................     60       92      38
Other expense...........................................    373      128     104
                                                         ------  -------  ------
    Total...............................................  2,336    1,487     993
Income Before Income Taxes and Equity in Undistributed
Net Income of Subsidiaries..............................  3,475    4,352   1,809
Applicable income taxes (benefit).......................   (284)     (73)   (192)
                                                         ------  -------  ------
Income Before Equity in Undistributed Net Income of
 Subsidiaries...........................................  3,759    4,425   2,001
Equity in undistributed net income of subsidiaries
  Bank subsidiaries.....................................   (420)     320     268
  Nonbank subsidiaries..................................   (231)  (1,785)    962
                                                         ------  -------  ------
Net Income.............................................. $3,108  $ 2,960  $3,231
                                                         ======  =======  ======

BANK ONE CORPORATION (Parent Company Only)
Condensed Statement of Cash Flows

                                                        1998     1997     1996
For the Year (In millions)                             -------  -------  -------
Cash Flows from Operating Activities
Net income...........................................  $ 3,108  $ 2,960  $ 3,231
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Equity in net income of subsidiaries...............   (3,965)  (3,199)  (3,333)
  Dividends received from subsidiaries...............    4,446    4,618    2,147
  Other noncash adjustments..........................       17     (103)     (86)
                                                       -------  -------  -------
  Total adjustments..................................      498    1,316   (1,272)
                                                       -------  -------  -------
Net cash provided by operating activities............    3,606    4,276    1,959
Cash Flows from Investing Activities
Net (increase) in loans to subsidiaries..............   (3,024)  (4,186)    (846)
Net (increase) decrease in capital investments in
 subsidiaries........................................   (1,559)      33     (453)
Purchase of investment securities--available-for-
 sale................................................      (38)    (329)    (194)
Proceeds from sales and maturities of investment
 securities--available-for-sale......................       44      322      150
Sale of premises and equipment.......................       --      (23)     (70)
Other, net...........................................       --      (27)       8
                                                       -------  -------  -------
Net cash (used in) investing activities..............   (4,577)  (4,210)  (1,405)
Cash Flows from Financing Activities
Net increase (decrease) in commercial paper and
 short-term borrowings...............................      443   (1,124)     934
Proceeds from issuance of long-term debt.............    3,387    5,306    1,993
Redemption and repayment of long-term debt...........     (350)    (552)    (492)
Dividends paid.......................................   (1,322)  (1,380)  (1,180)
Proceeds from issuance of common and treasury stock..      161       27       76
Purchase of treasury stock...........................     (375)  (2,789)  (1,479)
Payment for redemption of preferred stock............       --     (100)      --
Other financing activities, net......................       --      (60)     126
                                                       -------  -------  -------
Net cash provided by (used in) financing activities..    1,944     (672)     (22)
Net Increase (Decrease) in Cash and Cash Equivalents.      973     (606)     532
Cash and Cash Equivalents at Beginning of Year.......      861    1,467      935
                                                       -------  -------  -------
Cash and Cash Equivalents at End of Year.............  $ 1,834  $   861  $ 1,467
                                                       =======  =======  =======
Other Cash Flow Disclosures
Interest paid........................................    $ 923  $   752  $   555
Income tax payment (receipt).........................      (50)     122      383

  In connection with issuances of commercial paper, the Corporation has an agreement providing future credit availability (back-up lines of credit) with non-affiliated banks. The agreements aggregated $300 million at December 31, 1998. The commitment fee paid under these agreements was 0.07%. The back-up lines of credit, together with overnight money market loans, short-term investments and other sources of liquid assets, exceeded the amount of commercial paper issued at December 31, 1998.

                   Report of Independent Public Accountants

To the Stockholders and Board of Directors of BANK ONE CORPORATION:

  We have audited the accompanying consolidated balance sheets of BANK ONE CORPORATION
(a Delaware corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of BANK ONE CORPORATION's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BANK ONE CORPORATION and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                                /s/ Arthur Andersen LLP

Chicago, Illinois,
January 14, 1999

                        Selected Statistical Information

                     BANK ONE CORPORATION and Subsidiaries

Investment Securities

                                                          1998    1997    1996
December 31 (In millions)                                ------- ------- -------
Available-for-sale
  U.S. Treasury......................................... $ 4,550 $ 7,920 $ 8,389
  U.S. government agencies..............................  10,559   8,644   8,794
  States and political subdivisions.....................   2,064   1,955   2,383
  Retained interest in securitized credit card
   receivables..........................................  17,370     N/A     N/A
  Other debt securities.................................   8,171   4,949   2,562
  Equity securities.....................................   2,138   1,786   1,416
                                                         ------- ------- -------
      Total available-for-sale..........................  44,852  25,254  23,544
Held-to-maturity
  States and political subdivisions.....................      --     451     689
  All other.............................................      --     334   3,709
                                                         ------- ------- -------
    Total held-to-maturity..............................      --     785   4,398
                                                         ------- ------- -------
      Total............................................. $44,852 $26,039 $27,942
                                                         ======= ======= =======

--------
N/A-- Not applicable.

Maturity of Debt Investment Securities

  As of December 31, 1998, debt investment securities had the following maturity and yield characteristics:

                         Due in 1 year  Due after 1 year   Due after 5 years    Due after
                            or less      through 5 years    through 10 years     10 years        Total
                         -------------  ------------------ ------------------  ------------  -------------
                          Book            Book               Book               Book          Book
                          Value  Yield    Value    Yield     Value    Yield    Value  Yield   Value  Yield
                         ------- -----  --------- -------- --------- --------  ------ -----  ------- -----
U.S. Treasury........... $ 1,365  5.69% $   3,100   5.97%  $       2    5.67%  $   83 3.67%  $ 4,550 5.84%
U.S. government
 agencies...............     718  5.09      3,731   6.14       1,220    6.44    4,890 6.45    10,559 6.25
States and political
 subdivisions...........     331  7.89      1,058   6.37         409    6.88      266 6.87     2,064 6.78
Other debt securities...  18,528 10.18      4,271   5.12       1,133    6.28    1,609 6.45    25,541 8.91
                         -------        ---------          ---------           ------        -------
 Total.................. $20,942  9.68  $  12,160   5.75   $   2,764    6.43   $6,848 6.43   $42,714 7.83
                         =======        =========          =========           ======        =======

Securitization of Credit Card Receivables

  The Corporation continues to service credit card accounts even after receivables are securitized. Net interest income and certain fee revenue on the securitized portfolio are not recognized; however, these are offset by servicing fees as well as by lower provisions for credit losses.

  For analytical purposes only, the following table shows income statement line items adjusted for the net impact of securitization of credit card receivables.

                                                           1998
                                             ----------------------------------
                                                         Credit Card
                                             Reported  Securitizations Managed
(In millions)                                --------  --------------- --------
Net interest income--tax-equivalent basis..  $  9,469      $ 4,359     $ 13,828
Provision for credit losses................     1,408        2,506        3,914
Noninterest income.........................     8,071       (1,852)       6,219
Noninterest expense........................    11,545            1       11,546
Net income.................................     3,108           --        3,108
Total average loans........................   154,952       44,904      199,856
Total average earning assets...............   209,514       39,107      248,621
Total average assets.......................   239,790       39,107      278,897
Net interest margin........................      4.52%       11.15%        5.56%
Delinquency and charge-off rates:
Credit card delinquencies over 30 days as a
 percentage of ending credit card loan
 balances..................................      3.34%        4.64%        4.47%
Credit card delinquencies over 90 days as a
 percentage of ending credit card loan
 balances..................................      1.41%        2.06%        1.98%
Net credit card charge-offs as a percentage
 of average credit card loan balances......      5.52%        5.58%        5.57%

                                                           1997
                                             ----------------------------------
                                                         Credit Card
                                             Reported  Securitizations Managed
(In millions)                                --------  --------------- --------
Net interest income--tax-equivalent basis..  $  9,619      $ 3,331     $ 12,950
Provision for credit losses................     1,988        2,011        3,999
Noninterest income.........................     6,694       (1,314)       5,380
Noninterest expense........................     9,740            6        9,746
Net income.................................     2,960           --        2,960

Total average loans........................   155,926       31,992      187,918
Total average earning assets...............   202,334       33,086      235,420
Total average assets.......................   229,882       31,992      261,874
Net interest margin........................      4.75%       10.07%        5.50%

Delinquency and charge-off rates:
Credit card delinquencies over 30 days as a
 percentage of ending credit card loan
 balances..................................      4.61%        5.07%        4.90%
Credit card delinquencies over 90 days as a
 percentage of ending credit card loan
 balances..................................      1.94%        2.22%        2.11%
Net credit card charge-offs as a percentage
 of average credit card loan balances......      6.03%        6.29%        6.18%

Maturity Distribution and Interest Rate Sensitivity of Loans

  The following table shows a distribution of the maturity of loans and, for those loans due after one year, a breakdown between those loans that have floating interest rates and those that have predetermined interest rates. The amounts exclude domestic consumer loans and domestic lease financing receivables.

                                          One Year   One to      Over
                                          or Less  Five Years Five Years  Total
December 31, 1998 (In millions)           -------- ---------- ---------- -------
Domestic
  Commercial............................  $24,973   $23,719     $4,670   $53,362
  Real estate...........................    7,769    11,762      3,364    22,895
                                          -------   -------     ------   -------
    Total domestic......................   32,742    35,481      8,034    76,257
Foreign.................................    4,536     1,097        312     5,945
                                          -------   -------     ------   -------
    Total...............................  $37,278   $36,578     $8,346   $82,202
                                          =======   =======     ======   =======
Loans with floating interest rates......            $26,724     $4,763   $31,487
Loans with predetermined interest rates.              9,854      3,583    13,437
                                                    -------     ------   -------
    Total...............................            $36,578     $8,346   $44,924
                                                    =======     ======   =======

Loans 90 Days or More Past Due and Still Accruing Interest

  Loans that were 90 or more days past due and still accruing interest totaled $1,159 million, $994 million, $918 million, $628 million and $439 million at December 31, 1998, 1997, 1996, 1995 and 1994, respectively.

Allocated Allowance for Credit Losses

  While the allowance for credit losses is available to absorb credit losses in the entire portfolio, the tables below present an estimate of the allowance for credit losses allocated by loan type and the percentage of loans in each category to total loans.

                                          1998    1997    1996    1995    1994
December 31 (Dollars in millions)        ------  ------  ------  ------  ------
Commercial.............................. $1,632  $1,520  $1,412  $1,519  $1,482
Consumer................................    440     484     345     241     230
Credit Card.............................    199     813     930     662     480
                                         ------  ------  ------  ------  ------
    Total............................... $2,271  $2,817  $2,687  $2,422  $2,192
                                         ======  ======  ======  ======  ======
Percentage of loans to total loans
Commercial..............................     57%     50%     48%     48%     48%
Consumer................................     37      36      36      36      38
Credit Card.............................      6      14      16      16      14
                                         ------  ------  ------  ------  ------
    Total...............................    100%    100%    100%    100%    100%
                                         ======  ======  ======  ======  ======

  Allocation for potential losses not specifically identified has been included in the commercial segment.

Deposits

  The following tables show a maturity distribution of domestic time certificates of deposit of $100,000 and over, other domestic time deposits of $100,000 and over, and deposits in foreign offices, predominantly in amounts in excess of $100,000, at December 31, 1998.

Domestic Time Certificates of Deposit of $100,000 and Over

                                                                 Amount  Percent
(Dollars in millions)                                            ------- -------
Three months or less............................................ $ 5,135    50%
Over three months to six months.................................     844     8
Over six months to twelve months................................   1,445    14
Over twelve months..............................................   2,800    28
                                                                 -------   ---
    Total....................................................... $10,224   100%
                                                                 =======   ===

Domestic Other Time Deposits of $100,000 and Over

                                                                 Amount  Percent
(Dollars in millions)                                            ------- -------
Three months or less............................................ $   962    60%
Over three months to six months.................................     334    21
Over six months to twelve months................................     154    10
Over twelve months..............................................     145     9
                                                                 -------   ---
    Total....................................................... $ 1,595   100%
                                                                 =======   ===

Foreign Offices

                                                                 Amount  Percent
(Dollars in millions)                                            ------- -------
Three months or less............................................ $22,603    99%
Over three months to six months.................................      82     1
Over six months to twelve months................................      14    --
Over twelve months..............................................      42    --
                                                                 -------   ---
    Total....................................................... $22,741   100%
                                                                 =======   ===

Short-Term Borrowings

  Borrowings with original maturities of one year or less are classified as short-term. The following is a summary of short-term borrowings for each of the three years ended December 31:

                                                      1998      1997     1996
(Dollars in millions)                                -------   -------  -------
Federal funds purchased
  Outstanding at year-end........................... $12,112   $ 8,361  $11,462
  Weighted average rate at year-end.................    4.65%     6.08%    5.85%
  Daily average outstanding for the year............ $ 9,262   $ 8,819  $ 9,411
  Weighted average rate for the year................    5.24%     5.50%    5.67%
  Highest outstanding at any month-end.............. $12,112   $ 9,317  $11,462
Securities under repurchase agreements
  Outstanding at year-end........................... $11,052   $11,985  $10,200
  Weighted average rate at year-end.................    4.43%     5.48%    5.33%
  Daily average outstanding for the year............ $12,423   $11,611  $14,560
  Weighted average rate for the year................    4.87%     5.07%    5.04%
  Highest outstanding at any month-end.............. $15,676   $13,539  $20,746
Bank notes
  Outstanding at year-end........................... $10,321   $ 7,361  $ 7,130
  Weighted average rate at year-end.................    5.22%     5.80%    5.54%
  Daily average outstanding for the year............ $ 8,175   $ 8,711  $10,071
  Weighted average rate for the year................    5.52%     5.84%    5.57%
  Highest outstanding at any month-end.............. $10,321   $ 9,877  $11,760
Commercial paper
  Outstanding at year-end........................... $ 2,113   $ 1,506  $ 2,445
  Weighted average rate at year-end.................    4.54%     5.83%    5.39%
  Daily average outstanding for the year............ $ 1,882   $ 2,415  $ 2,012
  Weighted average rate for the year................    5.58%     5.56%    5.32%
  Highest outstanding at any month-end.............. $ 2,491   $ 2,937  $ 2,618
Other short-term borrowings
  Outstanding at year-end........................... $ 4,503   $ 3,939  $ 3,464
  Weighted average rate at year-end.................    4.51%     4.71%    5.44%
  Daily average outstanding for the year............ $ 3,733   $ 3,003  $ 3,161
  Weighted average rate for the year................    4.86%     4.77%    4.12%
  Highest outstanding at any month-end.............. $ 7,202   $ 4,804  $ 5,441
Total short-term borrowings
  Outstanding at year-end........................... $40,101   $33,152  $34,701
  Weighted average rate at year-end.................    4.73%     5.63%    5.56%
  Daily average outstanding for the year............ $35,475   $34,559  $39,215
  Weighted average rate for the year................    5.15%     5.38%    5.27%

                                           1998    1997    1996   1995   1994
Common Stock and Stockholder Data (1)(2)  ------  ------  ------  -----  -----
Market price
  High for the year...................... $64.78  $54.37  $43.53  33.16  31.41
  Low for the year.......................  37.58   35.57   28.41  20.77  19.95
  At year-end............................  51.06   49.37   39.09  31.10  20.97
Book value (at year-end).................  17.31   16.03   16.64  15.28  14.19
Dividend payout ratio....................     58%     61%     38%    40%    44%

--------
(1) There were 131,280 common stockholders of record as of December 31, 1998.

(2) The principal market for the Corporation's common stock is the New York Stock Exchange (the "NYSE"). In addition to the NYSE, the Corporation's common stock is listed on the Chicago Stock Exchange.

                                                  1998  1997  1996  1995  1994
Financial Ratios                                  ----  ----  ----  ----  ----
Net income as a percentage of:
  Average stockholders' equity..................  15.8% 15.6% 17.1% 15.3% 15.1%
  Average common stockholders' equity...........  15.9  16.0  17.8  16.1  16.1
  Average total assets..........................   1.3   1.3   1.4   1.2   1.2
  Average earning assets........................   1.5   1.5   1.6   1.4   1.4
Stockholders' equity at year-end as a percentage
 of:
  Total assets at year-end......................   7.9   8.0   8.6   7.9   7.7
  Total loans at year-end.......................  13.2  11.9  12.7  13.1  13.2
  Total deposits at year-end....................  12.7  12.4  13.4  12.5  11.6
Average stockholders' equity as a percentage of:
  Average assets................................   8.2   8.2   8.4   7.8   7.9
  Average loans.................................  12.7  12.2  12.9  13.4  14.1
  Average deposits..............................  13.1  12.9  13.2  12.3  12.2
Income to fixed charges:
  Excluding interest on deposits................   2.3x  2.4x  2.6x  2.2x  2.6x
  Including interest on deposits................   1.5x  1.5x  1.6x  1.5x  1.6x

Quarterly Financial Data

                                         1998                                    1997
(In millions, except      --------------------------------------  --------------------------------------
ratios                     Fourth    Third     Second    First     Fourth    Third     Second    First
and per-share data)       --------  --------  --------  --------  --------  --------  --------  --------
Income and Expense:
Net interest income--
 tax-equivalent basis...  $  2,368  $  2,402  $  2,379  $  2,320  $  2,332  $  2,427  $  2,448  $  2,412
Provision for credit
 losses.................       272       345       400       391       448       477       591       472
Noninterest income......     2,068     1,999     2,088     1,916     1,866     1,828     1,500     1,500
Restructuring charges
 and merger-related
 costs..................     1,049        --       182        --        --        --       337        --
Operating expense(1)....     2,807     2,539     2,537     2,431     2,448     2,458     2,300     2,197
Net income..............       226     1,054       895       933       890       850       428       792
Per Common Share Data:
Net income, basic.......  $   0.19  $   0.90  $   0.76  $   0.80  $   0.76  $   0.72  $   0.36  $   0.66
Net income, diluted.....      0.19      0.89      0.75      0.78      0.75      0.70      0.35      0.64
Cash dividends declared.      0.38      0.38      0.38      0.38     0.345     0.345     0.345     0.345
Book value..............     17.31     17.37     16.72     16.26     16.03     16.51     16.43     16.51
Balance Sheet:
Loans:
 Managed................  $216,391  $203,443  $200,726  $197,067  $196,993  $192,975  $189,428  $184,124
 Reported...............   155,398   154,057   160,023   158,387   159,579   157,351   158,626   154,172
Deposits................   161,542   148,924   154,507   153,817   153,726   150,796   152,672   146,397
Long-term debt(2).......    22,298    22,141    22,248    22,289    21,546    21,667    19,329    16,426
Total assets............   261,496   238,658   244,178   240,560   239,372   235,629   237,270   230,077
Common stockholders'
 equity.................    20,370    20,428    19,575    18,945    18,724    18,398    18,509    18,566
Total stockholders'
 equity.................    20,560    20,618    19,765    19,235    19,050    18,862    18,983    19,052
Performance Ratios:
Return on average
 assets.................      0.37%     1.77%     1.49%     1.59%     1.52%     1.45%     0.75%     1.43%
Return on common equity.       4.4      20.7      18.6      20.3      19.1      18.3       8.9      17.0
Net interest margin:
 Managed................      5.67      5.63      5.42      5.51      5.36      5.49      5.54      5.63
 Reported...............      4.40      4.61      4.53      4.54      4.55      4.70      4.85      4.93
Efficiency ratio:
 Managed................      75.4      50.8      53.4      50.2      51.9      51.8      59.2      49.9
 Reported...............      86.9      57.7      60.9      57.4      58.3      57.8      66.8      56.2
Equity Ratios:
Regulatory leverage
 ratio..................       8.0       8.5       8.0       7.9       7.8       7.9       8.1       8.6
Risk-based capital:
 Tier 1 ratio...........       7.9       8.6       8.3       8.3       8.2       8.3       8.4       9.2
 Total capital ratio....      11.3      12.4      12.3      12.5      12.3      12.4      12.6      13.2
Credit Quality:
Net charge-offs to
 average loans..........      0.80      0.89      1.12      1.05      1.19      1.23      1.25      1.19
Ending allowance to
 loans..................      1.46      1.79      1.72      1.76      1.77      1.80      1.80      1.76
Nonperforming assets to
 loans and other real
 estate owned...........      0.53      0.52      0.44      0.50      0.42      0.43      0.44      0.38
Common Stock Data:
Average shares
 outstanding, basic.....     1,175     1,172     1,169     1,165     1,169     1,177     1,172     1,183
Average shares
 outstanding, diluted...     1,188     1,188     1,189     1,191     1,196     1,209     1,196     1,235
Stock price:
 High...................  $  55.00  $  61.50  $  65.63  $  63.94  $  54.37  $  52.10  $  45.57  $  44.77
 Low....................     36.06     37.75     54.94     44.66     43.01     43.24     35.57     35.80
 Close..................     51.06     42.44     55.81     63.25     49.37     50.91     44.04     36.14

--------
(1) Noninterest expense reduced by restructuring charges and merger-related costs, including certain integration costs.
(2) Includes trust preferred capital securities.

Average Balances/Net Interest Margin/Rates

BANK ONE CORPORATION and Subsidiaries

                                          Year Ended December 31
                            -----------------------------------------------------
(Income and rates on tax-             1998                       1997
equivalent basis)           -------------------------- --------------------------
                            Average            Average Average            Average
                            Balance   Interest  Rate   Balance   Interest  Rate
(Dollars in millions)       --------  -------- ------- --------  -------- -------
Short-term investments....  $ 14,632  $   754    5.15% $ 14,412  $   801    5.56%
Trading assets............     6,203      366    5.90     5,616      331    5.89
Investment securities (1)
 U.S. government and
  federal agencies........    16,683    1,102    6.61    18,851    1,273    6.75
 States and political
  subdivisions............     2,211      176    7.96     2,648      220    8.31
 Other (2)................    14,833    1,101    7.42     4,881      246    5.04
                            --------  -------   -----  --------  -------   -----
   Total investment
    securities............    33,727    2,379    7.05    26,380    1,739    6.59
Loans (3)
 Commercial...............    82,118    6,382    7.77    76,636    6,108    7.97
 Consumer.................    57,206    5,360    9.37    56,410    5,324    9.44
 Credit Card..............    15,628    2,405   15.39    22,880    3,400   14.86
                            --------  -------   -----  --------  -------   -----
   Total loans............   154,952   14,147    9.13   155,926   14,832    9.51
   Total earning assets
    (4)...................   209,514   17,646    8.42   202,334   17,703    8.75
Allowance for credit
 losses...................    (2,731)                    (2,751)
Other assets..............    33,007                     30,299
                            --------                   --------
   Total assets...........  $239,790                   $229,882
                            ========                   ========
Deposits--interest-bearing
 Savings..................  $ 20,710  $   470    2.27% $ 22,408  $   519    2.32%
 Money market.............    39,115    1,458    3.73    34,565    1,302    3.77
 Time.....................    38,211    2,066    5.41    41,894    2,315    5.53
 Foreign offices (5)......    18,489      949    5.13    16,476      855    5.19
                            --------  -------   -----  --------  -------   -----
   Total deposits--
    interest-bearing......   116,525    4,943    4.24   115,343    4,991    4.33
Federal funds purchased
 and securities under
 repurchase agreements....    21,685    1,090    5.03    20,430    1,073    5.25
Other short-term
 borrowings...............    13,790      737    5.34    14,129      786    5.56
Long-term debt (6)........    22,089    1,407    6.37    18,945    1,234    6.51
                            --------  -------   -----  --------  -------   -----
   Total interest-bearing
    liabilities...........   174,089    8,177    4.70   168,847    8,084    4.79
Demand deposits...........    33,647                     31,199
Other liabilities.........    12,323                     10,889
Preferred stock...........       223                        487
Common stockholders'
 equity...................    19,508                     18,460
                            --------                   --------
   Total liabilities and
    stockholders' equity..  $239,790                   $229,882
                            ========                   ========
Interest income/earning
 assets...................            $17,646    8.42%           $17,703    8.75%
Interest expense/earning
 assets...................              8,177    3.90              8,084    4.00
                                      -------   -----            -------   -----
Net interest margin.......            $ 9,469    4.52%           $ 9,619    4.75%
                                      =======   =====            =======   =====

--------
(1) The combined amounts for investment securities available-for-sale and held-to-maturity are based on their respective carrying values. Based on the amortized cost of investment securities available-for-sale, the combined average balance for 1998, 1997, 1996 and 1995 would be $33,415 million, $26,246 million, $28,613 million and $32,841 million, respectively, and the average earned rate in 1998, 1997, 1996 and 1995 would be 7.12%, 6.63%,
    6.73% and 6.72%, respectively.
(2) The Corporation's undivided interest in securitized credit card receivables was reclassified from loans to investment securities during 1998. Such amounts averaged $5,798 million for 1998.
(3) Nonperforming loans are included in average balances used to determine rates.
(4) Includes tax-equivalent adjustments based on federal income tax rate of 35%.
(5) Includes international banking facilities' deposit balances in domestic offices and balances of Edge Act and overseas offices.
(6) Includes trust preferred capital securities.

                            Year Ended December 31
 --------------------------------------------------------------------------------
           1996                       1995                       1994
 ----------------------------------------------------- --------------------------
 Average            Average Average            Average Average            Average
 Balance   Interest  Rate   Balance   Interest  Rate   Balance   Interest  Rate
 -------   -------- ------- -------   -------- ------- -------   -------- -------
  $18,040  $ 1,010    5.60% $ 26,737  $ 1,608    6.01% $ 24,095  $ 1,075    4.46%
    7,366      425    5.77     7,643      505    6.61     5,327      306    5.74
   20,562    1,451    7.06    24,520    1,635    6.67    28,037    1,699    6.06
    3,191      224    7.02     3,162      317   10.03     3,527      348    9.87
    5,006      252    5.03     5,081      254    5.00     5,838      180    3.08
 --------  -------   -----  --------  -------   -----  --------  -------   -----
   28,759    1,927    6.70    32,763    2,206    6.73    37,402    2,227    5.95
   71,376    5,691    7.97    64,876    5,346    8.24    57,431    4,179    7.28
   51,792    4,811    9.29    48,156    4,432    9.20    43,556    3,786    8.69
   22,926    3,371   14.70    17,582    2,419   13.76    16,158    2,206   13.65
 --------  -------   -----  --------  -------   -----  --------  -------   -----
  146,094   13,873    9.50   130,614   12,197    9.34   117,145   10,171    8.68
  200,259   17,235    8.60   197,757   16,516    8.35   183,969   13,779    7.49
  (2,577)                     (2,241)                    (2,236)
   27,946                     28,591                     26,343
 --------                   --------                   --------
 $225,628                   $224,107                   $208,076
 ========                   ========                   ========
  $21,346  $   491    2.30% $ 28,861  $   724    2.51% $ 29,678  $   683    2.30%
   33,763    1,194    3.54    22,926      934    4.07    23,631      622    2.63
   43,169    2,355    5.46    45,015    2,567    5.70    40,250    1,726    4.29
   15,772      817    5.18    17,248      993    5.76    13,542      604    4.46
 --------  -------   -----  --------  -------   -----  --------  -------   -----
  114,050    4,857    4.26   114,050    5,218    4.58   107,101    3,635    3.39
   23,971    1,267    5.29    27,936    1,671    5.98    24,617    1,064    4.32
   15,244      799    5.24    13,228      753    5.69    12,394      544    4.39
   13,277      895    6.74    11,637      832    7.15     9,613      619    6.44
 --------  -------   -----  --------  -------   -----  --------  -------   -----
  166,542    7,818    4.69   166,851    8,474    5.08   153,725    5,862    3.81
   29,279                     27,817                     28,362
   10,907                     11,972                      9,520
      757                        880                        996
   18,143                     16,587                     15,473
 --------                   --------                   --------
 $225,628                   $224,107                   $208,076
 ========                   ========                   ========
           $17,235    8.60%           $16,516    8.35%           $13,779    7.49%
             7,818    3.90              8,474    4.28              5,862    3.19
           -------   -----            -------   -----            -------   -----
           $ 9,417    4.70%           $ 8,042    4.07%           $ 7,917    4.30%
           =======   =====            =======   =====            =======   =====

Analysis of Changes in Net Interest Income

  The following table shows the approximate effect on net interest income of volume and rate changes for 1998 and 1997. For purposes of this table, changes that are not due solely to volume or rate changes are allocated to volume.

                                           1998 over 1997       1997 over 1996
                                          -------------------  -------------------
                                          Volume  Rate  Total  Volume  Rate  Total
Year Ended December 31 (In millions)      ------  ----  -----  ------  ----  -----
Increase (decrease) in interest income
  Short-term investments................. $   11  $(58) $ (47) $(202)  $(7)  $(209)
  Trading assets.........................     35    --     35   (103)    9     (94)
  Investment securities
    U.S. government and federal agency...   (144)  (27)  (171)  (117)  (61)   (178)
    States and political subdivisions....    (35)   (9)   (44)   (41)   37      (4)
    Other................................    694   161    855     (6)   --      (6)
  Loans
    Commercial...........................    423  (149)   274    419    (2)    417
    Consumer.............................     74   (38)    36    435    78     513
    Credit Card.......................... (1,112)  117   (995)    (7)   36      29
                                                        -----                -----
      Total..............................                 (57)                 468
Increase (decrease) in interest expense
  Deposits
    Savings..............................    (39)  (10)   (49)    25     3      28
    Money market.........................    169   (13)   156     29    79     108
    Time.................................   (200)  (49)  (249)   (70)   30     (40)
    Foreign offices......................    103    (9)    94     37     1      38
  Federal funds purchased and securities
   under repurchase agreements...........     62   (45)    17   (186)   (8)   (194)
  Other short-term borrowings............    (19)  (30)   (49)   (60)   47     (13)
  Long-term debt.........................    200   (27)   173    370   (31)    339
                                                        -----                -----
      Total..............................                  93                  266
                                                        -----                -----
Increase (decrease) in net interest
 income..................................               $(150)               $ 202
                                                        =====                =====

Item 2. Properties

  The Corporation's headquarters are in Chicago, Illinois. The 60-story building, located in the center of the Chicago "Loop" business district, is master-leased and has 1,750,000 square feet of space, of which the Corporation occupies approximately 57%; the balance is subleased to other tenants.

  The Corporation and its subsidiaries occupy more than 3,000 owned or leased properties--including banking centers, operations facilities and commercial banking offices--in 34 states and the District of Columbia. In addition, the Corporation has foreign offices in major cities in Canada, Mexico, Europe, Asia and Australia. These offices all are located in leased premises.

Item 3. Legal Proceedings

  The information required by this Item is set forth in Note 24 to the Consolidated Financial Statements, beginning on page 72 of this Form 10-K, and is expressly incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders

  None.

                     Executive Officers of the Registrant

                                  Current Position Held with the Corporation and
Name and Age                     Effective Date First Elected to Office Indicated
------------                     ------------------------------------------------
Verne G. Istock (58)      Director and Chairman of the Board (10/2/98)
John B. McCoy (55)        Director, Chief Executive Officer and President (4/9/98)
Richard J. Lehmann (54)   Director (4/9/98) and Vice Chairman of the Board (10/2/98)
David J. Vitale (52)      Director and Vice Chairman of the Board (10/2/98)
Marvin W. Adams (41)      Executive Vice President (12/15/98) and Chief Technology
                          Officer (10/2/98)
William P. Boardman (57)  Senior Executive Vice President (12/15/98)
                          and Head of Acquisitions (10/2/98)
Sherman I. Goldberg (56)  Executive Vice President (12/15/98), General Counsel
                          and Secretary (10/2/98)
W. G. Jurgensen (47)      Executive Vice President (12/15/98) and Head of
                          Commercial Bank Products (10/2/98)
David J. Kundert (56)     Executive Vice President (12/15/98) and Head of
                          Investment Management (10/2/98)
Timothy P. Moen (46)      Executive Vice President (12/15/98) and Head of
                          Human Resources (10/2/98)
Susan S. Moody (45)       Executive Vice President (12/15/98) and Head of
                          Commercial Bank Relationships (10/2/98)
Robert A. O'Neill, Jr.
 (45)                     Executive Vice President and General Auditor (1/19/99)
Robert A. Rosholt (49)    Executive Vice President (12/15/98) and Chief Financial
                          Officer (10/2/98)
Ronald G. Steinhart (58)  Executive Vice President (12/15/98) and Head of Commercial
                          Bank--Real Estate and Private Banking (10/2/98)
Kenneth T. Stevens (47)   Executive Vice President (12/15/98) and Head of Retail
                          (10/2/98)
Richard W. Vague (43)     Executive Vice President (12/15/98) and Head of Credit Card
                          (10/2/98)
Richard R. Wade (46)      Executive Vice President (12/15/98) and Head of
                          Risk Management (10/2/98)
Donald A. Winkler (50)    Executive Vice President (12/15/98) and Head of Finance One
                          (10/2/98)

   Except as follows, each of the executive officers has served as an officer of the Corporation or a subsidiary, or their respective predecessors, for more than five years.

  Mr. Adams joined BANC ONE in 1994, serving as President of Financial Card Services until 1996. Following a brief period as Chief Financial Officer of Frontier Communications Corporation, Mr. Adams returned to BANC ONE as Chief Technology Officer in 1997. Prior to joining BANC ONE, Mr. Adams was an officer of Xerox Corporation, serving as Vice President of Worldwide Engineering Systems since 1991.

  Mr. Stevens joined BANC ONE as Chairman and Chief Executive Officer of the Retail Group in 1996. Prior to joining BANC ONE, Mr. Stevens served as President and Chief Operating Officer (1994-1996) and Executive Vice President (1993-1994) of Taco Bell Corporation. Prior to that time, Mr. Stevens served as Senior Vice President and Treasurer (1992-1993) and Senior Vice President, Strategic Planning, of PepsiCo, Inc.

  Mr. Vague has been Chairman of the Board and Chief Executive Officer of First USA Bank, N.A., since October 1995. Mr. Vague also served as President and Chief Executive Officer of First USA Bank from 1987 through October 1995. Mr. Vague was a co-founder of First USA, Inc., and served as its President, from June 1990 until July 1997, when it was acquired by BANC ONE.

  Executive officers of the Corporation serve until the annual meeting of the Board of Directors (May 18, 1999).

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

  The information required by this Item is set forth in this Form 10-K in the "Common Stock and Stockholder Data" table on page 81 and the "Quarterly Financial Data" table on page 83, and is expressly incorporated herein by reference.

Item 6. Selected Financial Data

  The information required by this Item is set forth in this Form 10-K in the "Selected Financial Data" table on page 11 and the "Financial Ratios" table on page 82, and is expressly incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The information required by this Item is set forth on pages 11 to 40 of this Form 10-K, and is expressly incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

  The information required by this Item is set forth on pages 24 to 28 of this Form 10-K, and is expressly incorporated herein by this reference.

Item 8. Financial Statements and Supplementary Data

  The information required by this Item is set forth in this Form 10-K in the "Selected Financial Data" table on page 11, the "Selected Statistical Information" table on page 29, the "Loan Composition" table on page 29, the Consolidated Financial Statements and the Notes thereto on pages 41 to 75, the "Report of Independent Public Accountants" on page 76 and the "Selected Statistical Information" section on pages 77 to 86, and is expressly incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  The information required by this item has been previously reported in BANC ONE's Current Report on Form 8-K dated July 24, 1998, and is expressly incorporated herein by reference.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

  The information required by this Item pertaining to executive officers of the Corporation is set forth on pages 87 and 88 of this Form 10-K under the heading "Executive Officers of the Registrant," and is expressly incorporated herein by reference. The information required by this Item pertaining to directors of the Corporation and to compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," respectively, in the Corporation's definitive proxy statement dated March 30, 1999, and is expressly incorporated herein by reference.

Item 11. Executive Compensation

  The information required by this Item is set forth under the headings "Compensation of Executive Officers," "Director Meeting Attendance and Fee Arrangements" and "Committees of the Board of Directors--Organization, Compensation and Nominating Committee--Committee Interlocks and Insider Participation" in the Corporation's definitive proxy statement dated March 30, 1999, and is expressly incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  The information required by this Item is set forth under the heading "Beneficial Ownership of the Corporation's Common Stock" in the Corporation's definitive proxy statement dated March 30, 1999, and is expressly incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

  The information required by this Item is set forth under the headings "Committees of the Board of Directors--Organization, Compensation and Nominating Committee--Committee Interlocks and Insider Participation" and "Transactions with Directors, Executive Officers, Stockholders and Associates" in the Corporation's definitive proxy statement dated March 30, 1999, and is expressly incorporated herein by reference.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1) Financial Statements:

                                                                           Page
                                                                           ----
   Consolidated Balance Sheet--December 31, 1998 and 1997.................  41
   Consolidated Income Statement--Three Years Ended December 31, 1998.....  42
   Consolidated Statement of Stockholders' Equity--Three Years Ended
    December 31, 1998.....................................................  43
   Consolidated Statement of Cash Flows--Three Years Ended December 31,
    1998..................................................................  44
   Notes to Financial Statements..........................................  45

  (2) Financial Statement Schedules.

  All schedules normally required by Form 10-K are omitted, since either they are not applicable or the required information is shown in the financial statements or the notes thereto.

  (3) Exhibits.

      3(A).    Restated Certificate of Incorporation of the Corporation,
               as amended.
      3(B).    By-Laws of the Corporation, as amended.
      4.       Instruments defining the rights of security holders, in-
               cluding indentures.+
     10(A).    Agreement and Plan of Reorganization, dated as of April
               10, 1998, by and among BANC ONE CORPORATION, First Chicago
               NBD Corporation and BANK ONE CORPORATION, as amended.
     10(B).    Form of BANK ONE CORPORATION Stock Performance Plan.*
     10(C).    BANK ONE CORPORATION Director Stock Plan.*
     10(D).    BANK ONE CORPORATION 401(k) Restoration Plan.*
     10(E).    BANK ONE CORPORATION Cash Balance Restoration Plan.*
     10(F).    BANK ONE CORPORATION Supplemental Executive Retirement
               Plan.*
     10(G).    First Chicago NBD Corporation Deferred Compensation Plan.*
     10(H).    First Chicago NBD Corporation Supplemental Savings and In-
               vestment Plan.*
     10(I).    First Chicago NBD Corporation Supplemental Personal Pen-
               sion Account Plan.*
     10(J).    Form of Individual Change of Control Employment Agree-
               ment.*
     10(K).    First Chicago NBD Corporation Plan for Deferring the Pay-
               ment of Directors' Fees [Exhibit 10(D) to FCN's 1995 An-
               nual Report on Form 10-K (File No. 1-7127) incorporated
               herein by reference].*
     10(L).    Form of First Chicago NBD Corporation Executive Estate
               Plan [Exhibit 10(C) to FCN's 1997 Annual Report on Form
               10-K (File No. 1-7127) incorporated herein by reference].*
     10(M).    First Chicago NBD Corporation Financial Planning Program
               for Executives [Exhibit 10(D) to FCN's 1996 Annual Report
               on Form 10-K (File No. 1-7127) incorporated herein by ref-
               erence].*
     10(N).    First Chicago NBD Corporation Long-Term Disability Resto-
               ration Plan [Exhibit 10(F) to FCN's 1996 Annual Report on
               Form 10-K (File No. 1-7127) incorporated herein by refer-
               ence].*
     10(O).    First Chicago NBD Corporation Senior Management Annual In-
               centive Plan [Exhibit 10(Z) to FCN's 1995 Annual Report on
               Form 10-K (File No. 1-7127) incorporated herein by refer-
               ence].*
     10(P).    First Chicago Corporation Stock Incentive Plan.*
     10(Q).    NBD Bancorp, Inc. Performance Incentive Plan, as amended.*
     10(R).    NBD Bancorp, Inc. Benefit Protection Trust Agreement [Ex-
               hibit 10(Q) to FCN's 1996 Annual Report on Form 10-K (File
               No. 1-7127) incorporated herein by reference].*
     10(S).    BANC ONE CORPORATION Investment Option Plan.*
     10(T).    BANC ONE CORPORATION Amended 1994 Key Executive Management
               Incentive Compensation Plan.*
     10(U).    BANC ONE CORPORATION Amended and Restated Dividend Equiva-
               lent Unit Plan.*
     10(V).    1998 BANC ONE Performance Improvement Plan.*
     10(W).    Amended and Restated BANC ONE CORPORATION Compensation De-
               ferral Plan.*
     10(X).    BANC ONE CORPORATION Executive Life Insurance Plan.*

     10(Y).    Amended and Restated BANC ONE CORPORATION Directors De-
               ferred Compensation Plan.*
     10(Z).    Revised and Restated BANC ONE CORPORATION 1989 Stock In-
               centive Plan [Exhibit 10.8 to BANC ONE's 1997 Annual Re-
               port on Form 10-K (File No. 1-8552) incorporated herein by reference].*
     10(AA).   Revised and Restated BANC ONE CORPORATION 1995 Stock In-
               centive Plan.*
     10(BB).   Agreement dated October 2, 1995 between BANC ONE CORPORA-
               TION and Richard J. Lehmann [Exhibit 10(o) to BANC ONE's
               1995 Annual Report on Form 10-K (File No. 1-8552) incorpo-
               rated herein by reference].*
     10(CC).   Description of BANC ONE CORPORATION 1997 "Special Recogni-
               tion Awards" Program [Exhibit 10.16 to BANC ONE's 1997 An-
               nual Report on Form 10-K (File No. 1-8552) incorporated
               herein by reference].*
     10(DD).   First USA Deferred Compensation Plan and Trust.*
     10(EE).   First USA Savings Restoration Plan.*
     10(FF).   First USA, Inc. 1994 Restricted Stock Plan.*
     10(GG).   Management Security Plan of First USA Financial, Inc. and
               Subsidiary and Affiliated Companies.*
     10(HH).   First USA Supplemental Executive Retirement Plan.*
     10(II).   First USA, Inc. Employee Stock Purchase Plan, as amended.*
     10(JJ).   First USA, Inc. 1991 Stock Option Plan, as amended.*
     10(KK).   First USA, Inc. Paymentech 1996 Stock Option Plan.*
     10(LL).   First USA, Inc. Management Investors Stock Option Plan.*
     10(MM).   First USA, Inc. Management Investors Performance Stock Op-
               tion Plan.*
     10(NN).   First USA, Inc. Annual Incentive Plan.*
     10(OO).   The Valley National Bank of Arizona Supplemental Excess
               Benefit Retirement Plan.*
     10(PP).   Valley National Corporation 401(+) (TM) Executive Deferred
               Compensation Plan.*
     10(QQ).   American Fletcher Corporation Deferred Compensation Plan.*
     10(RR).   Agreement dated June 5, 1997 among First USA, Inc., BANC
               ONE CORPORATION and Richard W. Vague.*
     12.       Statements re computation of ratios.
     21.       Subsidiaries of the Corporation.
     23.       Consents of experts and counsel.
     27.       Financial Data Schedule.

(b) The Corporation filed the following Current Reports on Form 8-K during the quarter ended December 31, 1998:

     Date                                     Item Reported
     ----                                     -------------
     October 2, 1998    Announcement of completion of Merger, effective October
                        2, 1998, and Securities Exchange Act of 1934
                        registration.
     October 6, 1998    Supplemental financial information as of December 31,
                        1997 and 1996, and the three-year period then ended, and
                        as of June 30, 1998 and 1997, and the six-month period
                        then ended. (As amended by the Corporation's Current
                        Report on Form 8-K/A dated October 16, 1998.)
     October 22, 1998   Third quarter earnings of BANC ONE and FCN.
     November 13, 1998  Supplemental financial information as of September 30,
                        1998 and 1997, and for the nine months then ended.
     November 20, 1998  Supplemental financial information for the seven calendar quarters in the period from January 1, 1997, through
                        September 30, 1998.
     December 16, 1998  Reaffirmation of net restructuring and merger-related costs; announcement of additional non-cash charge in 1998
                        fourth quarter; and announcement of an expected 1999
                        first quarter gain.

--------
   + The Corporation hereby agrees to furnish to the Commission upon request copies of instruments defining the rights of holders of long-term debt of the Corporation and its consolidated subsidiaries; the total amount of such debt does not exceed 10% of the total assets of the Corporation and its subsidiaries on a consolidated basis.
   * Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 16th day of February, 1999.

                                         BANK ONE CORPORATION
                                           (Registrant)

                                            /s/ John B. McCoy
                                         By: __________________________________
                                                      John B. McCoy
                                               Principal Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Corporation and in the capacities indicated, this 16th day of February, 1999.

/s/ John H. Bryan                        /s/ William T. McCormick, Jr.
-------------------------------------    -------------------------------------
John H. Bryan                            William T. McCormick, Jr.
Director                                 Director


/s/ Siegfried Buschmann                  /s/ John B. McCoy
-------------------------------------    -------------------------------------
Siegfried Buschmann                      John B. McCoy
Director                                 Director


/s/ James S. Crown                       /s/ Thomas E. Reilly, Jr.
-------------------------------------    -------------------------------------
James S. Crown                           Thomas E. Reilly, Jr.
Director                                 Director


/s/ Bennett Dorrance                     /s/ John W. Rogers, Jr.
-------------------------------------    -------------------------------------
Bennett Dorrance                         John W. Rogers, Jr.
Director                                 Director


/s/ Maureen A. Fay                       /s/ Thekla R. Shackelford
-------------------------------------    -------------------------------------
Maureen A. Fay                           Thekla R. Shackelford
Director                                 Director


/s/ John R. Hall                         /s/ Alex Shumate
-------------------------------------    -------------------------------------
John R. Hall                             Alex Shumate
Director                                 Director


/s/ Verne G. Istock                      /s/ Frederick P. Stratton, Jr.
-------------------------------------    -------------------------------------
Verne G. Istock                          Frederick P. Stratton, Jr.
Director                                 Director


/s/ Laban P. Jackson, Jr.                /s/ John C. Tolleson
-------------------------------------    -------------------------------------
Laban P. Jackson, Jr.                    John C. Tolleson
Director                                 Director


/s/ John W. Kessler                      /s/ David J. Vitale
-------------------------------------    -------------------------------------
John W. Kessler                          David J. Vitale
Director                                 Director


/s/ Richard J. Lehmann                   /s/ Robert D. Walter
-------------------------------------    -------------------------------------
Richard J. Lehmann                       Robert D. Walter
Director                                 Director


/s/ William G. Lowrie                    /s/ Robert A. Rosholt
-------------------------------------    -------------------------------------
William G. Lowrie                        Robert A. Rosholt
Director                                 Principal Financial Officer


/s/ Richard A. Manoogian                 /s/ William J. Roberts
-------------------------------------    -------------------------------------
Richard A. Manoogian                     William J. Roberts
Director                                 Principal Accounting Officer