Form 10-Q
period 1999-03-31
BANK ONE CORP
filed 1999-05-14
CIK 1067092

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

        [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended March 31, 1999
                                             --------------

                                       OR

        [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
              For the transition period from               to
                                             -------------    -------------

              Commission file number  333-60313
                                     -----------

                              BANK ONE CORPORATION
             ------------------------------------------------------
             (exact name of registrant as specified in its charter)


                DELAWARE                                  31-0738296
      --------------------------------------------------------------------
      (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                  Identification No.)

      ONE FIRST NATIONAL PLAZA   CHICAGO, ILLINOIS           60670
      --------------------------------------------------------------------
      (Address of principal executive offices)             (Zip Code)

                                  312-732-4000
      --------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                   NO CHANGE
      --------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
    ---     ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 1999.

          Class                                   Number of Shares Outstanding
----------------------------                      ----------------------------
Common Stock $0.01 par value                              1,180,966,231

BANK ONE CORPORATION
Financial Supplement and Form 10-Q


Contents                                                              Page
--------                                                              ----

Five-Quarter Summary of Selected Financial Information                   1


Business Segments                                                        2


Earnings Analysis                                                        6


Risk Management                                                         13


Liquidity Risk Management                                               14


Market Risk Management                                                  15


Credit Risk Management                                                  18


Derivative Financial Instruments                                        22


Year 2000 Readiness Disclosure                                          22


Capital Management                                                      23


Consolidated Financial Statements                                       26


Notes to Consolidated Financial Statements                              30


Selected Statistical Information                                        36


Form 10-Q Cross-Reference Index                                         40

             FIVE-QUARTER SUMMARY OF SELECTED FINANCIAL INFORMATION
                     BANK ONE CORPORATION and Subsidiaries

                                                                              Three Months Ended
                                                    March 31      December 31    September 30       June 30        March 31
(Dollars in millions, except per-share                1999            1998           1998             1998           1998
amounts)                                           ---------     -------------  ----------------   ---------      ---------
Income and Expense:
Net interest income--tax-equivalent basis..          $2,309           $2,368         $2,402           $2,379         $2,320
Provision for credit losses................             281              272            345              400            391
Noninterest income.........................           2,590            2,068          1,999            2,088          1,916
Restructuring charges and merger-
    related costs..........................             204            1,049              -              182              -
Operating expense (1)......................           2,737            2,807          2,539            2,537          2,431
Net income.................................           1,151              226          1,054              895            933

Per Common Share Data:
Net income, basic..........................          $ 0.97           $ 0.19         $ 0.90           $ 0.76         $ 0.80
Net income, diluted........................            0.96             0.19           0.89             0.75           0.78
Cash dividends declared....................            0.42             0.38           0.38             0.38           0.38
Book value.................................           17.68            17.31          17.37            16.72          16.26

Balance Sheet:
Loans:
    Managed................................        $213,814         $216,391       $203,443         $200,726       $197,067
    Reported...............................         154,850          155,398        154,057          160,023        158,387
Deposits...................................         153,699          161,542        148,924          154,507        153,817
Long-term debt (2).........................          24,988           22,298         22,141           22,248         22,289
Total assets...............................         250,402          261,496        238,658          244,178        240,560
Common stockholders' equity................          20,870           20,370         20,428           19,575         18,945
Total stockholders' equity.................          21,060           20,560         20,618           19,765         19,235

Performance Ratios:
Return on average assets...................            1.85%            0.37%          1.77%            1.49%          1.59%
Return on common equity....................            22.9              4.4           20.7             18.6           20.3
Net interest margin:
    Managed................................            5.66             5.67           5.63             5.42           5.51
    Reported...............................            4.30             4.40           4.61             4.53           4.54
Efficiency ratio:
    Managed................................            52.1             75.4           50.8             53.4           50.2
    Reported...............................            60.0             86.9           57.7             60.9           57.4

Equity Ratios:
Regulatory leverage ratio..................             8.0              8.0            8.5              8.0            7.9
Risk-based capital:
    Tier 1 ratio...........................             8.2              7.9            8.6              8.3            8.3
    Total capital ratio....................            11.7             11.3           12.4             12.3           12.5

Common Stock Data:
Average shares outstanding, basic..........           1,178            1,175          1,172            1,169          1,165
Average shares outstanding, diluted........           1,193            1,188          1,188            1,189          1,191
Stock price, quarter-end...................          $55.06           $51.06         $42.44           $55.81         $63.25

-----------------
 (1) Noninterest expense reduced by restructuring charges and merger-related costs, including certain integration costs.
 (2) Includes trust preferred capital securities.


NOTE: Throughout this report, "the Corporation" and "Bank One" refer to BANK ONE CORPORATION.

                               BUSINESS SEGMENTS

Highlights

                                                                                        Managed              Average
                                              Net                                       Average               Common
                                          Income ($MM)               ROE              Assets ($B)         Equity ($B)
                                     ----------------------- --------------------- ------------------- -------------------
Three Months Ended March 31             1999       1998         1999      1998       1999     1998        1999      1998
--------------------------------------------------------------------------------------------------------------------------
Commercial Banking.................    $  422       $380           22%       20%    $149.9    $139.4     $  7.8    $  7.6
Credit Card........................       304        215           20        17       75.0      64.4        6.3       5.3
Retail Banking.....................       159        151           22        21       31.8      35.9        2.9       2.9
Finance One........................       122         95           26        23       37.9      32.9        1.9       1.7
Other activities/unallocated.......        39         67          N/A       N/A        2.7       2.6        1.5       1.1
                                       ------     ------         ----      ----     ------    ------     ------    ------
   Total Operating.................     1,046        908           21        20      297.3     275.2       20.4      18.6
Merger-related and unusual items...       105         25            -         -          -         -          -         -
                                       ------     ------         ----      ----     ------    ------     ------    ------
   Total Bank One..................    $1,151       $933           23%       20%    $297.3    $275.2      $20.4     $18.6
                                       ======     ======         ====      ====     ======    ======     ======    ======
 Investment Management
  (included above).................      $67        $ 48           39%       29%                           $0.7      $0.7
                                       ======     ======         ====      ====                          ======    ======

N/A -- Not applicable.


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


Description of Methodology

   Key elements of the management reporting process include:

   o Funds Transfer Pricing - To determine net interest income for the business units, a detailed process of charging/crediting for assets/liabilities is employed. This system is designed to be consistent with the Corporation's asset and liability management principles.

   o Cost Allocation - Costs of support units are fully allocated to the business lines. Allocation processes will become more standardized in 1999 for these indirect expenses and overhead costs.

   o Capital Attribution - Common equity is assigned to the business units based on the underlying risk of their activities. Four forms of risk are measured: credit, market, operational and lease residual. The risk tolerance used in this framework is consistent with that required for a AA debt rating. See pages 23-24 for more information on economic capital.

     To the extent practicable, 1998 results were restated to reflect material changes in management reporting practices.

Other Disclosure Issues

   More detailed results for the lines of business follow, along with explanatory comments.

o The merger-related charges and unusual transactions are not attributed to any line of business; results are presented on an operating basis. The "Earnings Analysis" section beginning on page 6 provides more information about the reconciliation of reported results to operating or managed results.

o All disclosures are on a managed basis; securitized credit card receivables and related income statement line items are presented as if they were on-balance-sheet loans.

o The "other" category includes noncore business activities, predominantly investments, as well as unallocated capital and unusual corporate items.

Summary

     The results of the first quarter of 1999, compared with those of a year ago, met or exceeded the growth and return goals for each line of business. Expense growth was higher than the target for the year, as merger synergy savings are heavily weighted to the second half of 1999.

Commercial Banking

                                               Three Months Ended March 31
  (In millions)                                  1999                1998
  --------------------------------------------------------------------------
  Net interest income (FTE).............       $  739              $  702
  Provision for credit losses...........           61                  32
  Noninterest income....................          659                 620
  Noninterest expense...................          746                 733
  Net income............................          422                 380

  Return on equity......................           22%                 20%
  Efficiency ratio......................           53%                 55%

  (In billions)
  Average loans.........................       $ 79.9              $ 74.1
  Average assets........................        149.9               139.4
  Average common equity.................          7.8                 7.6

  -------------
  FTE--Fully taxable equivalent.

     Commercial Banking is the Corporation's largest earnings contributor, serving business customers ranging in size from middle market to mid-sized companies to large corporations. High-net-worth customers are also served in this business line. Commercial Banking's product offerings include traditional credit products, corporate finance, treasury services, investment management and capital markets products. Its earnings include the results of leveraged and equipment leasing, proprietary investing and venture capital activities.

     For the first quarter of 1999, net income of $422 million was 11% greater than a year earlier. Return on equity was 22%, driven by solid growth in loans and spread income, excellent market-driven revenue, and strong fee increases. Expenses rose a modest 2%, and provision approached a more normal level of ongoing credit costs.

     The capital allocation of $7.8 billion to Commercial Banking is predicated on the assessment of inherent business risks. It represents about 10% of total loans, but also covers other relatively low-risk assets.

Consumer Businesses

     The Corporation serves a number of different consumer customer markets with a variety of products and through multiple delivery channels. For 1998, this business was managed in three separate segments: Credit Card, Retail Banking and Finance One. In early 1999, changes were made in this organizational structure, reflecting the Corporation's evolving strategy. The financial presentation will be realigned in the second half of the year, concurrent with the reconfiguration of internal management systems.

 Credit Card                                       Three Months Ended March 31
 (In millions)                                        1999                1998
 -------------------------------------------------------------------------------
 Net interest income (FTE)..................        $1,824              $1,512
 Provision for credit losses................           851                 868
 Noninterest income.........................           406                 314
 Noninterest expense........................           925                 624
 Net income.................................           304                 215

 Return on managed receivables..............           1.8%                1.5%
 Return on equity...........................            20%                 17%
 Efficiency ratio...........................            41%                 34%
 Managed net charge-off ratio...............          4.89%               6.05%

 (In billions)
 Average loans..............................         $69.7               $59.0
 Average assets.............................          75.0                64.4
 Average common equity......................           6.3                 5.3

     First USA, the world's leading credit card company, earned $304 million for the first quarter, which is typically a "seasonally low" period for this business. Nonetheless, these results represented an increase of over 40% from a year earlier. Return on managed receivables and return on equity both improved as well. Equity attributed to the Credit Card business is held at 9% of managed receivables, a ratio that is generally higher than that of most competitors.

     Managed receivables grew almost $11 billion, or 18% from the first quarter of 1998, and total revenue rose 22%. At the same time, the provision for credit losses fell slightly, as the managed net charge-off rate dropped to 4.89% from 6.05% for the first quarter of 1998. Some of this improvement (43 basis points) resulted from conforming the charge-off policy in this business.

     Credit Card expenses increased significantly, reflecting the costs of adding 2.9 million new accounts in the quarter and of servicing the substantially higher volume of receivables. Also, marketing costs that were previously capitalized are now expensed as incurred. This merger-related change in business practice accounted for the majority of the expense increase.

 Retail Banking                                    Three Months Ended March 31
 (In millions)                                        1999                1998
 -------------------------------------------------------------------------------
 Net interest income (FTE)....................      $  734              $  786
 Provision for credit losses..................          40                  37
 Noninterest income...........................         359                 373
 Noninterest expense..........................         816                 887
 Net income...................................         159                 151

 Return on equity.............................          22%                 21%
 Efficiency ratio.............................          75%                 77%

 (In billions)
 Average loans................................       $26.4               $30.9
 Average assets...............................        31.8                35.9
 Average deposits.............................        89.6                92.3
 Average common equity........................         2.9                 2.9

Retail Banking provides financial services to individuals and small businesses through an extensive banking center network, ATM's, online banking and other channels. For the first quarter, net income was $159 million. Average loans were more than $26 billion and deposit levels were nearly $90 billion.

     Since the first quarter of 1998, the Corporation has sold 208 banking centers with approximately $5.4 billion in deposits. A good portion of these sales related to the completion of the First Commerce and First Chicago NBD mergers. Adjusted for the impact of these discontinued operations, earnings growth would have been 10%, which is in line with the fundamental growth prospects for this business line in its existing form.

     The return on equity for Retail Banking remained strong at 22% and operating efficiency improved from 1998's first quarter.

 Finance One                                       Three Months Ended March 31
 (In millions)                                       1999                1998
 --------------------------------------------------------------------------------
 Net interest income (FTE)....................      $  357              $  300
 Provision for credit losses..................          81                  81
 Noninterest income...........................         105                  97
 Noninterest expense..........................         198                 168
 Net income...................................         122                  95

 Return on equity.............................          26%                 23%
 Efficiency ratio.............................          43%                 42%

 (In billions)
 Average loans................................       $37.0               $31.9
 Average assets...............................        37.9                32.9
 Average common equity........................         1.9                 1.7

     The activities of Finance One include direct and indirect auto financing, secured consumer finance, mortgage lending, and other forms of secured financing. For the first quarter of 1999, this business unit produced net income of $122 million, up more than 28% from 1998's first quarter. Return on equity reached 26% for the first quarter of 1999.

     Contributing to this performance was loan growth of 16%, principally in the automobile sector. As a result, net interest income and expenses were significantly higher than a year ago. The quarter's strong return also reflects the gain on the sale of mortgage servicing rights to Homeside Lending, Inc.

 Investment Management                              Three Months Ended March 31
 (In millions)                                        1999               1998
 --------------------------------------------------------------------------------
 Total revenue.................................     $   374             $  275
 Noninterest expense...........................         274                200
 Net income....................................          67                 48

 Return on equity..............................          39%                29%
 Efficiency ratio..............................          73%                73%

 (In billions)
 Assets under management.......................      $124.8             $ 94.2
 Average common equity.........................         0.7                0.7

 (In millions)
 Net income attribution:
 Commercial....................................         $38                $36
 Credit Card...................................          16                  -
 Retail Banking................................          13                 11
 Finance One...................................           -                  1

     Investment Management continues to be a high-growth, high-return business for the Corporation, serving consumers and commercial customers. Its assets under management grew substantially to nearly $125 billion for the first quarter of 1999. Net income increased 40% to $67 million.

                                            Other Activities      Corporate/Unallocated
                                          ------------------------------------------------
                                                    Three Months Ended March 31
 (In millions)                               1999      1998         1999         1998

 -----------------------------------------------------------------------------------------
 Net interest income (FTE)..............     $20       $ 8          $(13)         $12
 Provision for credit losses............       -         -            (5)         (21)
 Noninterest income.....................      87        46             9           37
 Noninterest expense....................      39        30            13          (11)
 Net income.............................      46        14            (7)          53

 (In billions)
 Average loans..........................     0.3         -             -            -
 Average assets.........................     2.7       2.6             -            -
 Average common equity..................     0.2       0.3           1.3          0.8

     Net income of $46 million for Other Activities includes higher securities gains than in the year-ago first quarter. Approximately $1.3 billion of equity is unassigned to specific business lines.

     See Note 7--Operating Segments for additional disclosure regarding the Corporation's business segments.

                               EARNINGS ANALYSIS

Introduction

     To better understand underlying trends and performance, the Corporation has excluded restructuring and merger-related costs as well as the effects of unusual events or transactions, to present financial performance on an "operating" basis. Operating results should be reviewed in conjunction with reported results.

     For funding and risk-management purposes, the Corporation periodically securitizes loans, primarily in support of credit card activities. The accounting for securitizations complicates the understanding of underlying trends in net interest income, net interest margin and noninterest income, as well as the underlying growth rates of reported loans. To facilitate understanding, these trends are also reviewed on a "managed" basis, which adds data on securitized credit card loans to reported data on loans. Results on a managed basis, where presented, should be read in conjunction with reported results.

     Management's discussion and analysis may contain forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. However, such performance involves risks and uncertainties that may cause actual results to differ materially from those expressed in forward-looking statements. See pages 39-40 of the Corporation's 1998 Annual Report on Form 10-K for a full discussion of such factors.

Summary of Financial Results

     The Corporation reported net income of $1.151 billion, or 96 cents per share, for the first quarter of 1999, up 23% from net income of $933 million, or 78 cents per share, for the first quarter of 1998. The first quarter 1999 results included three unusual items. A gain of $249 million pretax, or 14 cents per share, resulted from the merger-related sale of 51 banking centers in Indiana. Ongoing merger-related and restructuring costs totaled $204 million pretax, or 12 cents per share. The net effect of these two merger-related items was a positive impact of $45 million, or 2 cents per share. Additionally, Concord EFS, Inc. acquired Electronic Payment Services, Inc. (EPS), which resulted in a pretax gain of $111 million, or 6 cents per share, on the Corporation's investment in EPS.

     The following table summarizes key financial lines and ratios on a reported basis for the periods presented.

                                                    Three Months Ended
                                                         March 31
(In millions, except per-share data)                1999           1998         Change
----------------------------------------------------------------------------------------
Net interest income--tax-equivalent basis....     $2,309         $2,320           N/M%
Provision for credit losses..................        281            391           (28)
Noninterest income...........................      2,590          1,916            35
Noninterest expense..........................      2,941          2,431            21
Net income...................................      1,151            933            23
Earnings per share
    Basic....................................       0.97           0.80            21
    Diluted..................................       0.96           0.78            23

Return on assets.............................       1.85%          1.59%
Return on common equity......................       22.9           20.3
Net interest margin..........................       4.30           4.54
Efficiency ratio.............................       60.0           57.4

--------
N/M--Not meaningful.

Adjustments to Operating Results on a Managed Basis

     In arriving at managed operating results for the periods presented, the Corporation has adjusted reported results as follows:

o To reflect securitized credit card receivables as on-balance-sheet loans;

o To exclude the pretax gain of $249 million from the required Indiana banking center divestitures completed in the first quarter of 1999;

o To exclude restructuring and merger-related costs associated with the BANC ONE/FCN Merger, which totaled $204 million (pretax) in the first quarter of 1999;

o To exclude the pretax gain of $111 million on the Corporation's investment in EPS.

o To exclude gains generated in 1998 from the sale of banking centers associated with the Retail Delivery Initiative totaling $35 million, on a pretax basis.

The following table reconciles reported results with operating results for the periods presented.

                                                           Three Months Ended
                                                                March 31
                                                     1999                      1998
                                            -----------------------   ----------------------
                                               Net         EPS,          Net          EPS,
(In millions, except per-share data)          Income     diluted        Income      diluted
-------------------------------------------------------------------   ----------------------
Reported..................................     $1,151       $0.96         $933        $0.78
Restructuring and merger-related costs....        138        0.12            -            -
Indiana divestitures......................       (168)      (0.14)           -            -
Concord/EPS gain..........................        (75)      (0.06)           -            -
Gains from Retail Delivery Initiative.....          -         -            (25)       (0.02)
                                               ------       -----         ----        -----
Operating.................................     $1,046       $0.88         $908        $0.76
                                               ======       =====         ====        =====

A more detailed discussion of restructuring and merger-related costs and other charges begins on page 12.

Summary of Operating Results on a Managed Basis

     Operating earnings for the 1999 first quarter were $1.046 billion, up 15% from a year ago. Operating earnings were 88 cents per share for the first quarter of 1999, up 16% from 76 cents for the first quarter of 1998. The following table summarizes the key financial lines from an operating perspective on a managed basis.

                                                     Three Months Ended
                                                          March 31
  (In millions, except per-share data)              1999           1998        Change
  ------------------------------------------------------------------------------------
  Net interest income--tax-equivalent basis...     $3,661         $3,320         10%
  Provision for credit losses................       1,028            997          3
  Noninterest income.........................       1,625          1,487          9
  Noninterest expense........................       2,737          2,431         13
  Net income.................................       1,046            908         15
  Earnings per share
    Basic....................................        0.89           0.78         14
    Diluted..................................        0.88           0.76         16

  Return on assets...........................        1.43%          1.34%
  Return on common equity....................        20.8           19.7
  Net interest margin........................        5.66           5.51
  Efficiency ratio...........................        51.8           50.6

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

                                                        Three Months Ended
                                                              March 31
(In millions)                                          1999             1998        Change
--------------------------------------------------------------------------------------------
Managed
   Net interest income--tax-equivalent basis....   $    3,661       $    3,320        10%
   Average earning assets.......................      262,283          244,387         7
   Net interest margin..........................         5.66%            5.51%
Reported
   Net interest income--tax-equivalent basis....   $    2,309       $    2,320       N/M
   Average earning assets.......................      217,909          207,243         5
   Net interest margin..........................         4.30%            4.54%

     Managed net interest income was $3.661 billion, up 10% from that of 1998's first quarter. Managed net interest margin was 5.66%, up 15 basis points from 5.51% a year ago.

o Average managed credit card loans in the 1999 first quarter were $69.1 billion, up 18% from the year-earlier period. This growth in higher-margin earning assets was the primary reason for the improvement in net interest margin from the year-earlier period.

o Average consumer loans, excluding credit card loans, were down slightly from the year-ago volume. This decline reflected planned run-off in residential mortgages, along with some portfolio sales that were only partially offset by the growth in other types of consumer loans, including home-equity loans.

o Average commercial loan volume increased 9% from the year-earlier period, reflecting underlying growth, as well as loan demand resulting from market liquidity conditions that developed in the latter half of 1998.

     Assuming a stable interest rate environment, anticipated growth in the Corporation's higher-margin consumer and credit card businesses is expected to support a stable net interest margin in the near term.

Noninterest Income

     In order to provide more meaningful trend analysis, credit card fee revenue and total noninterest income in the following table are shown on a managed basis. Managed credit card fee revenue excludes the net credit card servicing revenue (spread income less credit costs) associated with securitized credit card receivables.

     In addition, the table identifies adjustments to present noninterest income on an operating basis. For the first quarter of 1999, operating noninterest income excludes the $249 million gain on the required divestiture of 51 Indiana banking centers and a $111 million gain on the Corporation's investment in EPS. First quarter 1998 operating noninterest income excludes $35 million in gains from banking center sales associated with the Retail Delivery Initiative.

     On an operating basis, managed noninterest income increased 9% from the first quarter of 1998.

                                                                  Three Months Ended
                                                                       March 31
(Dollars in millions)                                              1999         1998         Change
-----------------------------------------------------------------------------------------------------
Trading profits........................................         $     67      $    60            12%
Equity securities gains................................               96           72            33
Investment securities gains............................               52           33            58
                                                                --------      -------          ----
     Market-driven revenue.............................              215          165            30

Credit card revenue (1)................................              347          307            13
Fiduciary and investment management fees...............              179          198           (10)
Service charges on deposits............................              307          304             1
Other service charges and commissions..................              383          356             8
                                                                --------      -------         -----
     Managed fee-based revenue.........................            1,216        1,165             4

Other..................................................              194          157            24
                                                                --------     --------          ----
     Managed noninterest income--operating basis........           1,625        1,487             9
Gain--Indiana divestiture...............................             249            -           N/M
Gain--Concord/EPS.......................................             111            -           N/M
Gains--Retail Delivery Initiative.......................               -           35           N/M
                                                                --------     --------          ----
     Managed noninterest income--reported basis.........          $1,985       $1,522            30%
                                                                ========     ========         =====

------------
(1) Net credit card servicing revenue totaled $605 million in 1999 and $394 million in 1998. N/M--Not meaningful.

Market-Driven Revenue
---------------------

     Market-driven revenue for the first quarter of 1999 reflected higher levels of trading profits and securities gains. While more sensitive to changes in market conditions than other noninterest income components, market-driven revenue remains a core component of the commercial business and an important contributor to overall earnings growth.

     Trading profits increased to $67 million, compared with $60 million in the first quarter of 1998. Derivatives trading made the strongest contribution to trading profits in the first quarter of 1999. Equity securities gains increased 33%, compared with the first quarter of 1998. These gains were not concentrated, but reflected value improvements across the Corporation's equity investment portfolio. Active management of the Corporation's investment debt securities portfolio generated gains of $52 million, compared with $33 million in the year-earlier quarter.

Managed Fee-Based Revenue
-------------------------

     Managed fee-based revenue of $1.216 billion for the first quarter of 1999 increased 4%, compared with the year-ago quarter. Adjusted for the impact of the reclassification of shareholder services revenue described below, fee-based revenue increased 6% in the first quarter of 1999.

     Credit card fees increased to $347 million for the first quarter of 1999, from $307 million for the first quarter of 1998. This improvement reflects the growth in the managed credit card portfolio and increased transaction activity. Net gains from the securitization of credit card receivables were $24 million in the first quarter of 1999, essentially unchanged from year-ago levels. Average managed credit card loans were $69.1 billion in the 1999 first quarter. This compares with average managed receivables of $58.5 billion in the year-earlier period.

     Fiduciary and investment management fees for the first quarter of 1999 decreased $19 million, to $179 million, compared with the first quarter of 1998. The Corporation combined its shareholder services business with that of Boston EquiServe Limited Partnership in December 1998 and began recording its proportionate share of the partnership's net earnings in other noninterest income at that time. This reclassification was the primary reason for the decline in fiduciary and investment management fees. Adjusted for this reclassification, fiduciary and investment management fees were up 5% from a year ago.

     Service charges on deposit accounts for the first quarter of 1999 were essentially flat with the year-earlier quarter. Improved revenue from cash management products was essentially offset by declines in other deposit product fees.

     Other service charges and commissions rose 8%. Strong residential mortgage refinancing activity and retail product fees contributed to this year-over-year improvement.

     On an operating basis, other noninterest income totaled $194 million in 1999, compared with $157 million in 1998. Increased gains on the sale of loans and mortgage servicing rights contributed to much of the year-over-year improvement.


Noninterest Expense

     On an operating basis, noninterest expense for the first quarter of 1999 increased 13% over the first-quarter 1998 levels. Growth and continued investment in the credit card business generated most of the increase. Excluding expenses of the credit card business, operating expense increased 3%, compared with the first quarter of 1998.

                                                                 Three Months Ended
                                                                      March 31
(Dollars in millions)                                            1999         1998       Change
--------------------------------------------------------------------------------------------------
Salaries and employee benefits
   Salaries...............................................     $   961      $   909           6%
   Employee benefits......................................         186          198          (6)
                                                               -------      -------        ----
       Total salaries and employee benefits...............       1,147        1,107           4

Net occupancy and equipment expense.......................         227          202          12
Depreciation and amortization.............................         175          166           5
Outside service fees and processing.......................         406          273          49
Marketing and development.................................         315          199          58
Communication and transportation..........................         200          185           8
Other......................................................        307          299           3
Less:  Merger-related integration included above..........         (40)           -         N/M
                                                               -------      -------        ----
Noninterest expense--operating basis.......................      2,737        2,431          13
Merger-related and restructuring costs....................         204            -         N/M
                                                               -------      -------        ----
Noninterest expense--reported basis........................     $2,941       $2,431          21%
                                                               =======      =======        ====

--------
N/M = Not meaningful.

     Salaries and benefits costs increased 4% to $1.147 billion in the first quarter of 1999, compared with $1.107 billion a year earlier, resulting from continued staff increases to support growth in certain business units. The decline in the cost of employee benefits primarily reflected adjustments required in conforming and combining certain benefit programs.

     Occupancy and equipment expense was up $25 million, compared with the first quarter of 1998. The increase in this expense category reflected the growth in production facilities and equipment costs in certain businesses.

     The significant growth in outside service fees and processing costs reflected support and processing costs associated with the growth in credit card transaction volume and account generation. In addition, costs associated with technology and business reengineering efforts were up from those of a year ago.

     Year 2000 readiness costs totaled $30 million in the first quarter of 1999, compared with $32 million in the first quarter of 1998. See "Year 2000 Readiness Disclosure" on pages 22-23.

     Marketing and development costs increased 58% in the first quarter of 1999, compared with the first quarter of 1998. Credit card marketing efforts resulted in the addition of 2.9 million accounts in the quarter, up from 2.3 million new accounts added in the first quarter of 1998. In addition, credit card account sourcing costs that were previously capitalized are now being expensed as incurred, due to a change in business practice.

Applicable Income Taxes

                                                            Three Months Ended
                                                                 March 31
(Dollars in millions)                                     1999               1998
--------------------------------------------------------------------------------------
Income before income taxes..........................     $1,648              $1,383
Applicable income taxes.............................        497                 450
Effective tax rates.................................       30.2%               32.5%

     Tax expense for both periods included benefits for tax-exempt income, tax-advantaged investments and general business tax credits, offset by the effect of nondeductible expenses, including goodwill.


Merger-Related Costs and Other Charges

     On October 2, 1998, BANC ONE CORPORATION ("BANC ONE") and First Chicago NBD Corporation ("FCN") merged into the Corporation (the "Merger").

     The Corporation estimates that net restructuring charges and merger-related costs of approximately $1.25 billion ($837 million after-tax) will be incurred in connection with the BANC ONE/FCN Merger. Actions incorporated in the business combination and restructuring plan are targeted for implementation over a 12-18 month period following the Merger. Gains on the required Indiana banking center divestitures totaled approximately $249 million in the first quarter of 1999. Merger-related costs totaled $204 million ($138 million after-tax), or 12 cents per share, in the first quarter of 1999. Merger-related and restructuring costs recorded in the fourth quarter of 1998 totaled $984 million, consisting of a restructuring charge of $636 million and merger-related costs of $348 million. An additional $311 million of merger-related costs is expected to be incurred during 1999.

     First-quarter 1999 merger-related costs of $204 million included $157 million related to the accounting consequences of changes in business practices. Of this total, $116 million resulted from the fourth-quarter 1998 modification, in light of the Merger, of a contractual relationship to purchase credit card accounts. Previously capitalized costs under this account sourcing agreement continue to be amortized over a one-year period. On a going forward basis, such costs are being expensed as incurred. Merger-related costs also included $47 million of business and systems integration costs. Additional costs, totaling approximately $311 million, are estimated to be incurred during 1999.

     See Note 4 - BANC ONE/FCN Merger and Note 6 - Merger-Related and Restructuring Charges for additional information.

Merger Synergies and Integration Achievements

     While there can be no assurances as to the achievement of such business and financial goals, the Corporation continues to expect to achieve approximately $1.2 billion in annual pretax synergies as a result of the Merger. It is currently anticipated that essentially all actions necessary to generate such synergies will be completed in a two-year time frame. Of this total, the Corporation expects to realize approximately $930 million in annual expense savings and approximately $275 million in enhanced annual revenues. The expense savings will be derived principally from cost reductions in the credit card, retail banking, commercial banking, capital markets and indirect lending businesses, in the operation and technology budgets and in its general and administrative expenses, as well as through increased purchasing leverage with certain suppliers to the Corporation. Increased revenues are expected to come principally from cross-selling opportunities involving the credit card, retail banking and commercial banking businesses.

     During the first quarter of 1999, merger synergy cost savings totaled $50 million. Approximately half of the $930 million of merger expense savings are expected to be achieved in 1999, primarily in the second half of the year. The targeted revenue enhancements are on track and have been included as achieved in ongoing results.

     Merger integration achievements in the quarter included:

o Divested 51 Indiana banking centers, with $1.9 billion in deposits.

o Combined the entire mutual fund product line under One Group Mutual Funds, which now offers 48 mutual funds with more than $56 billion in assets under management.

o Accomplished approximately half of the planned headcount reduction as of March 31, 1999.

                                RISK MANAGEMENT

     The Corporation's various business activities generate liquidity, market and credit risks.

o Liquidity risk is the possibility of being unable to meet all current and future financial obligations in a timely manner.

o Market risk is the possibility that changes in future market rates or prices will make the Corporation's positions less valuable.

o Credit risk is the possibility of loss from a customer's failure to perform according to the terms of a transaction.

     Compensation for assuming these risks is reflected in interest income, trading profits and fee income. In addition, these risks are factored into the allocation of capital to support various business activities, as discussed in the "Capital Management" section, beginning on page 23.

     The Corporation is a party to transactions involving financial instruments that create risks that may or may not be reflected on a traditional balance sheet. These financial instruments can be subdivided into three categories:

o Cash financial instruments, which are generally characterized as on-balance-sheet transactions, and include loans, bonds, stocks and deposits.

o Credit-related financial instruments, which include such instruments as commitments to extend credit and standby letters of credit.

o Derivative financial instruments, which include such instruments as interest rate, foreign exchange, equity price and commodity price contracts, including forwards, swaps and options.

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

     The Consolidated Statement of Cash Flows, on page 29, presents data on cash and cash equivalents provided and used in operating, investing and financing activities.

     The Corporation's ability to attract wholesale funds on a regular basis and at a competitive cost is fostered by strong ratings from the major credit rating agencies. As of March 31, 1999, the Corporation and its principal banks had the following long- and short-term debt ratings.

Credit Ratings

                                                                             Senior
March 31, 1999                                  Short-Term Debt           Long-Term Debt
                                            ------------------------   ----------------------
                                            S & P        Moody's       S & P      Moody's
                                            ----------   -----------   ---------- -----------
The Corporation (Parent)................... A-1             P-1        A+            Aa3
Principal Banks............................ A-1+            P-1        AA-           Aa2

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

     The following table shows the total funding source mix for the periods indicated.

 Deposits and Other Purchased Funds

                                                   March 31   December 31    September 30      June 30        March 31
 (In millions)                                       1999        1998           1998             1998           1998
 ------------------------------------------------------------------------------------------------------------------------
 Domestic offices
      Demand.................................     $  35,110    $  39,854      $  34,757       $  38,551       $  36,706
      Savings................................        63,378       62,645         58,813          59,542          60,561
      Time
         Under $100,000......................        23,197       24,483         25,464          26,407          27,599
         $100,000 and over...................        11,647       11,819         11,230          11,480          12,117
 Foreign offices.............................        20,367       22,741         18,660          18,527          16,834
                                                 ----------   ----------      ---------       ---------       ---------
               Total deposits................       153,699      161,542        148,924         154,507         153,817
 Federal funds purchased and securities
   under repurchase agreements...............        20,111       23,164         20,619          19,088          19,818
 Commercial paper............................         3,595        2,113          1,375           1,848           2,488
 Other short-term borrowings.................        13,185       14,824         11,848          13,920          11,591
 Long-term debt (1)..........................        24,988       22,298         22,141          22,248          22,289
                                                 ----------   ----------     ----------      ----------      ----------

               Total other purchased funds...        61,879       62,399         55,983          57,104          56,186
                                                 ----------   ----------     ----------      ----------      ----------
               Total.........................    $  215,578   $  223,941     $  204,907      $  211,611        $210,003
                                                 ==========   ==========     ==========      ==========        ========

------
(1) Includes trust preferred capital securities.

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

     The Corporation manages its market risk through a value-at-risk measurement and control system, through stress testing and through dollar limits imposed on trading desks and individual traders. Value-at-risk is intended to measure the maximum fair value the Corporation could lose on a trading position, given a specified confidence level and time horizon. The overall market risk that any line of business can assume, as measured by value-at-risk, is approved by the Risk Management Committee of the Board of Directors. Value-at-risk limits and exposure are monitored on a daily basis for each significant trading portfolio. Stress testing is similar to value-at-risk except that the confidence level of the former is geared to capture more extreme, less frequent market events.

     The following table shows the value-at-risk at March 31, 1999.

Value-At-Risk

                                             March 31
(In millions)                                  1999
                                            ------------
Risk Type
   Interest rate.......................          $26
   Exchange rate.......................            2
   Equity..............................            1
   Commodity...........................            -
   Diversification benefit.............           (3)
                                                 ---
Aggregate portfolio market risk........          $26
                                                 ===

     The Corporation's value-at-risk calculation measures potential losses in fair value using a 99% confidence level and a one-day time horizon. Value-at-risk is calculated using various statistical models and techniques for cash and derivative positions, including options. Through the use of observed statistical correlations, the Corporation is able to recognize risk-reducing diversification benefits across certain trading portfolios. However, the reported value-at-risk remains somewhat overstated because not all offsets and correlations are fully considered in the calculation.

Structural Interest Rate Risk Management

     Interest rate risk exposure in the Corporation's non-trading activities (i.e., asset liability management ("ALM") position) is created from repricing, option and basis risks that exist in on- and off-balance-sheet positions. Repricing risk occurs when interest-rate-sensitive financial asset or liability positions reprice at different times as interest rates change. Basis risk arises from a shift in the relationship of the rates on different financial instruments. Option risk is due to "embedded options" often present in customer products including interest rate, prepayment and early withdrawal options; administered interest rate products; deposit products with no contractual maturity structure; and certain off-balance-sheet sensitivities. These embedded option positions are complex risk positions that are difficult to offset completely and, thus, represent the primary risk of loss to the Corporation.

     The Corporation's policies strictly limit which business units are permitted to assume interest rate risk. The level of interest rate risk that can be taken is closely monitored and managed by a comprehensive risk control process. The Market and Investment Risk Management Committee, consisting of senior executives of the finance group, credit and market risk oversight units, and line of business units, are responsible for establishing the market risk parameters acceptable for the Corporation's ALM position. Through these parameters the Committee balances the return potential of the ALM position against the desire to limit volatility in earnings and/or economic value. The ALM position is measured and monitored using sophisticated and detailed risk management tools, including earnings simulation modeling and economic value of equity sensitivity analysis, to capture both near-term and longer-term interest rate risk exposures. The Committee establishes the risk measures, risk limits, policy guidelines and internal control mechanisms (collectively referred to as the Interest Rate Risk Policy) for managing the overall ALM exposure. The Interest Rate Risk Policy is reviewed and approved by a committee of the Board of Directors.

     Earnings simulation analysis, or earnings-at-risk, measures the sensitivity of pretax earnings to various interest rate movements. The base-case scenario is established using the forward yield curve. The comparative scenarios assume an immediate parallel shock of the forward curve in increments of plus or minus 100 basis point rate movements. Additional scenarios are analyzed, including more gradual rising or falling rate changes and non-parallel rate shifts. The interest rate scenarios are used for analytical purposes and do not necessarily represent management's view of future market movements. Estimated earnings for each scenario are calculated over a forward-looking 12-month horizon.

                                                         Immediate Change
                                                             in Rates
Pretax earnings change                                 -100 bp      +100 bp
                                                       --------------------
March 31, 1999......................................     1.2%         (1.4)%
                                                         ===          =====

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

     Access to the derivatives market is an important element in maintaining the Corporation's desired interest rate risk position. In general, the assets and liabilities generated through ordinary business activities do not naturally create offsetting positions with respect to repricing, basis or maturity characteristics. Using off-balance-sheet instruments, principally plain vanilla interest rate swaps (ALM swaps), the interest rate sensitivity of specific on-balance-sheet transactions, as well as pools of assets or liabilities, is adjusted to maintain the desired interest rate risk profile. At March 31, 1999, the notional value of ALM interest rate swaps totaled $20.9 billion, including $11.1 billion against specific transactions and $9.8 billion against specific pools of assets or liabilities.

Asset and Liability Management Derivatives - Notional Principal

                                                      Receive Fixed        Pay Fixed             Basis
                                                       Pay Floating     Receive Floating         Swaps
(In millions)                                       ----------------    ----------------    ----------------     Total
March 31, 1999                                      Specific    Pool    Specific    Pool    Specific    Pool     Swaps
 ----------------------------------------------------------------------------------------------------------------------
 Swaps associated with:
    Loans........................................    $    -     4,539       470     2,580        -       400      7,989
    Investment securities........................       239         -       871         -      143         -      1,253
    Deposits.....................................        20     1,986         -         -        -         -      2,006
    Funds borrowed (including long-term debt)....     8,849         -       360       100      100       230      9,639
                                                     ------     -----     -----     -----      ---       ---     ------

        Total....................................    $9,108     6,525     1,701     2,680      243       630     20,887
                                                     ======     =====     =====     =====      ===       ===     ======

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

     The notional amounts, expected maturity, and weighted average pay and receive rates for the ALM swap position at March 31, 1999, are summarized below. For generic swaps, the maturities are contractual. In the table below, the variable interest rates--which generally are the prime rate, federal funds rate or the one-month, three-month and six-month London interbank offered rates ("LIBOR") in effect on the date of repricing--are assumed to remain constant. However, interest rates will change and consequently will affect the related weighted average information presented in the table.

 Asset and Liability Management Swaps--Maturities and Rates
 March 31, 1999 (Dollars in millions)  1999       2000         2001        2002        2003     Thereafter     Total
                                       ----       ----         ----        ----        ----     ----------     -----
 ------------------------------------------------------------------------------------------------------------------------
 Receive fixed/pay floating swaps
    Notional amount...............    $5,939    $2,685       $1,075      $1,025      $1,309       $3,600     $15,633
    Weighted average
      Receive rate................      6.34%     5.82%        6.14%       6.59%       6.08%        6.61%       6.30%
      Pay rate....................      5.13%     5.08%        5.07%       5.08%       5.08%        5.09%       5.10%
 Pay fixed/receive floating swaps
    Notional amount...............    $1,483    $1,436       $  197      $  474      $  265       $  526     $ 4,381
    Weighted average
      Receive rate................      5.08%     5.08%        5.08%       5.06%       5.12%        5.04%       5.08%
      Pay rate....................      7.89%     6.15%        6.26%       6.31%       7.57%        6.24%       6.86%
 Basis swaps
     Notional amount..............    $  630    $   50       $   50      $    -      $   -        $  143     $   873
                                      ------    ------       ------      ------      ------       ------     -------
 Total notional amount............    $8,052    $4,171       $1,322      $1,499      $1,574       $4,269     $20,887
                                      ======    ======       ======      ======      ======       ======     =======

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

     Customer transactions create credit exposure that is reported both on and off the balance sheet. On-balance-sheet credit exposure includes such items as loans. Off-balance-sheet credit exposure includes unfunded credit commitments and other credit-related financial instruments. Credit exposures resulting from derivative financial instruments are reported both on and off the balance sheet; see page 22 for more details.

Selected Statistical Information

                                                  March 31      December 31     September 30     June 30       March 31
(Dollars in millions)                               1999           1998             1998          1998           1998
--------------------------------------------------------------------------------------------------------------------------
At period-end
     Loans outstanding.........................   $154,850        $155,398        $154,057      $160,023        $158,387
     Nonperforming loans.......................      1,031             729             718           640             725
     Other nonperforming assets, including
       other real estate owned.................        117              90              87            70              63
     Nonperforming assets......................      1,148             819             805           710             788
     Allowance for credit losses...............      2,270           2,271           2,751         2,752           2,794
     Nonperforming assets/related assets.......       0.74%           0.53%           0.52%         0.44%           0.50%
     Allowance for credit losses/loans
        outstanding............................       1.47            1.46            1.79          1.72            1.76
     Allowance for credit losses/
       nonperforming loans.....................        220             312             383           430             385

For the three months ended
     Average loans.............................   $153,271        $149,146        $154,466      $158,207        $158,091
     Net charge-offs...........................        281             297             345           442             414
     Net charge-offs/average loans.............       0.73%           0.80%           0.89%         1.12%           1.05%

     For analytical purposes, the Corporation's portfolio is divided into commercial, consumer and credit card segments.

Loan Composition
                                           March 31     December 31     September 30       June 30          March 31
(In millions)                                1999           1998            1998            1998              1998
---------------------------------------------------------------------------------------------------------------------
Commercial
    Domestic
       Commercial...................       $52,208         $53,362         $48,591         $51,651           $49,495
       Real estate
         Construction...............         5,172           5,108           5,383           4,937             4,927
         Other......................        17,927          17,787          17,082          17,000            17,019
       Lease financing..............         6,101           6,236           5,691           4,514             4,457
    Foreign.........................         6,173           5,945           5,148           5,177             5,254
                                           -------         -------         -------         -------           -------
           Total commercial.........        87,581          88,438          81,895          83,279            81,152
Consumer
       Residential real estate......        12,784          12,215          12,652          14,653            14,725
       Home equity..................        13,159          13,589          12,588          13,168            13,048
       Automotive (1)...............        20,942          20,634          19,684          19,368            18,455
       Student......................         2,942           3,129           2,833           3,155             3,378
       Other........................         8,042           8,359           8,622           8,393             8,567
                                           -------         -------         -------         -------           -------
           Total consumer...........        57,869          57,926          56,379          58,737            58,173
Credit card (2).....................         9,400           9,034          15,783          18,007            19,062
                                           -------         -------         -------         -------           -------
           Total....................      $154,850        $155,398        $154,057        $160,023          $158,387
                                          ========        ========        ========        ========          ========

------------
(1)  Includes auto lease receivables.
(2) During 1998, the Corporation's certificated retained interest in credit card securitizations was reclassified to investment securities--available-for-sale. The certificated retained interest totaled $14.7 billion at March 31, 1999, and $16.7 billion at year-end 1998.

Allowance for Credit Losses

     The allowance for credit losses is maintained at a level that in management's judgment is adequate to provide for estimated probable credit losses inherent in various on- and off-balance-sheet financial instruments. The level of the allowance reflects management's formal review and analysis of potential credit losses, as well as prevailing economic conditions.

Analysis of Allowance for Credit Losses
                                                  March 31     December 31    September 30     June 30       March 31
(In millions)                                       1999          1998           1998            1998          1998
----------------------------------------------------------------------------------------------------------------------
Balance, beginning of period...............        $2,271        $2,751         $2,752          $2,794        $2,817
Provision for credit losses................           281           272            345             400           391
Charge-offs
   Commercial..............................            83           103             64             103            52
   Consumer................................           172           147            141             147           166
   Credit card.............................           112           127            238             310           347
                                                   ------        ------         ------          ------        ------
         Total charge-offs.................           367           377            443             560           565
Recoveries
   Commercial..............................            20            23             21              23            33
   Consumer................................            52            43             43              52            50
   Credit card.............................            14            14             34              43            68
                                                   ------        ------         ------          ------        ------
         Total recoveries..................            86            80             98             118           151
Net charge-offs............................           281           297            345             442           414
Other......................................            (1)         (455)            (1)              -             -
                                                   ------        ------         ------          ------        ------
Balance, end of period.....................        $2,270        $2,271         $2,751          $2,752        $2,794
                                                   ======        ======         ======          ======        ======

     As part of the BANC ONE/FCN Merger integration, the accounting and credit practices associated with the Credit Card businesses were conformed, including the balance sheet classification of the Corporation's investment in its interest (seller's interest) in securitized credit card receivables, the timing of charge-offs and the appropriate reserves that should be maintained against remaining credit risk. Conforming these practices in the fourth quarter of 1998 resulted in the transfer of $375 million from the allowance for credit losses to a securities valuation account. As a result, such investment securities (seller's interest and the interest-only strip) are carried at fair value. The remaining transfer was primarily related to First USA's contribution of its $1.6 billion private-label credit card portfolio to a new joint venture formed with GE Capital Corporation.

Nonperforming Assets

     At March 31, 1999, nonperforming assets totaled $1.148 billion, compared with $819 million at year-end 1998. Nonperforming assets at March 31, 1999, included $1.031 billion of nonperforming loans and $117 million of other nonperforming assets, including other real estate owned. See page 21 for additional information.

                                               March 31       December 31      September 30     June 30     March 31
(Dollars in millions)                            1999             1998             1998           1998        1998
------------------------------------------------------------------------------------------------------------------------
Nonaccrual loans..........................      $1,031            $729             $718           $640        $725
Accrual renegotiated loans................           -               -                -              -           -
                                                ------           -----            -----          -----       -----
         Total nonperforming loans........       1,031             729              718            640         725
Other, including other real estate owned..         117              90               87             70          63
                                                ------           -----            -----          -----       -----
         Total nonperforming assets.......      $1,148            $819             $805           $710        $788
                                                ======           =====            =====          =====       =====
Nonperforming assets/related assets.......        0.74%           0.53%            0.52%          0.44%       0.50%
                                                ======           =====            =====          =====       =====

Consumer Risk Management

     Consumer loans consist of credit card receivables as well as residential mortgage and home equity loans, automobile financing, student loans and other forms of consumer installment credit. Including securitized credit card receivables, the consumer portfolio totaled $126.2 billion at March 31, 1999.

Consumer and Credit Card Loans

                                                 March 31     December 31     September 30        June 30       March 31
(In millions)                                      1999          1998             1998             1998           1998
--------------------------------------------------------------------------------------------------------------------------
Credit card (1).............................      $  9,400      $  9,034         $ 15,783        $ 18,007       $ 19,062
Residential real estate.....................        12,784        12,215           12,652          14,653         14,725
Home equity.................................        13,159        13,589           12,588          13,168         13,048
Automotive (2)..............................        20,942        20,634           19,684          19,368         18,455
Student.....................................         2,942         3,129            2,833           3,155          3,378
Other consumer .............................         8,042         8,359            8,622           8,393          8,567
                                                  --------      --------         --------        --------       --------
      Total owned...........................        67,269        66,960           72,162          76,744         77,235
Securitized credit card.....................        58,964        60,993           49,386          40,703         38,680
                                                  --------      --------         --------        --------       --------
     Total managed..........................      $126,233      $127,953         $121,548        $117,447       $115,915
                                                  ========      ========         ========        ========       ========

Managed credit card.........................       $68,364       $70,027          $65,169         $58,710        $57,742
                                                  ========      ========         ========        ========       ========

-------
(1) During 1998, the Corporation's certificated retained interest in credit card securitizations was reclassified to investment securities--available-for-sale. The certificated retained interest totaled $14.7 billion at March 31, 1999, and $16.7 billion at year-end 1998.
(2)  Includes auto lease receivables.

     Consumer risk management uses sophisticated risk assessment tools across each of the consumer lines of business, including credit cards, loans secured by real estate, automobile loans and leases, and other unsecured loans. With these tools, management targets the product and price offering that best matches the consumer risk profile.

     Management continues to manage proactively the risk/reward relationship of each consumer loan portfolio segment, such that profitability targets and required rates of return on investment are achieved.

     For the credit card portfolio, loss potential is tested using expected levels of losses based on delinquencies and other risk characteristics of the portfolio. For the other segments of the consumer portfolio, reserve factors are based on historical loss rates, delinquency trends and other relevant risk factors.

Managed Credit Card Receivables                                         Three Months Ended
                                               March 31    December 31     September 30      June 30      March 31
(Dollars in millions)                            1999         1998            1998             1998         1998
--------------------------------------------------------------------------------------------------------------------
Average balances
   Credit card loans (1)..................      $ 9,036       $ 7,865         $15,578         $18,573      $20,633
   Securitized credit card receivables....       60,108        58,325          43,512          39,660       37,911
                                                -------       -------         -------         -------      -------
     Total average managed
       credit card receivables............      $69,144       $66,190         $59,090         $58,233      $58,544
                                                =======       =======         =======         =======      =======

Total net charge-offs (including
   securitizations).......................         $845          $792            $802            $890         $885
                                                   ====          ====            ====            ====         ====

Net charge-offs/average total
   managed receivables....................         4.89%         4.79%           5.43%           6.11%        6.05%

Credit card delinquency rate at period end
   30 or more days........................         4.51          4.47            4.50            4.34         4.82
   90 or more days........................         2.06          1.98            1.90            1.97         2.19

-------
(1) The Corporation's certificated retained interest averaged $15.7 billion for the first quarter of 1999 and $14.3 billion for the fourth quarter of 1998.

     Managed credit card receivables (i.e., those held in the portfolio and those sold to investors through securitization) were $68.4 billion at March 31, 1999, down from a seasonal high of $70.0 billion at year-end 1998.

     The managed credit card net charge-off rate dropped to 4.89%, from 6.05% in the first quarter of 1998. Some of the improvement (43 basis points) resulted from a conformance in the charge-off policy. Without conforming such practices, the first quarter 1999 charge-off ratio would have been 5.32%, compared with 5.42% in the fourth quarter of 1998. The 30- and 90-day delinquency rates at March 31, 1999, increased slightly from those of December 31, 1998.

     For 1999, credit card performance is expected to remain stable or improve modestly. Debt-service burdens have eased following the decline in interest rates during 1998 and continued real wage growth. The growth rate of personal bankruptcies slowed in 1998 and declined slightly in the first quarter of 1999, but bankruptcy filings remain at historically high levels. Competition for new, creditworthy customers remains intense. Management continues to review credit limits, close high-risk unprofitable accounts, monitor authorization criteria, and review policies and procedures for delinquency management and collection.

Other Consumer Loans                                                  Three Months Ended
                                         March 31       December 31       September 30      June 30       March 31
(Dollars in millions)                      1999             1998              1998           1998           1998
---------------------------------------------------------------------------------------------------------------------
Average balances.....................     $57,177          $56,263           $57,633        $57,207       $57,734
Total net charge-offs................         120              104                98             95           116
Net charge-offs/average balances.....        0.84%            0.74%             0.68%          0.66%         0.80%

     Other consumer loans, primarily loans secured by real estate as well as auto loans and leases, continued to exhibit sound credit quality. The net charge-off rate for non-credit card consumer loans increased to 0.84% for the first quarter of 1999, from 0.74% for the fourth quarter of 1998, reflecting a normal seasonal increase. The composition of the consumer loan portfolio provides broad diversification of risk from both a product and geographic perspective. Centralized underwriting and sophisticated risk-assessment tools and collection practices contributed to this strong credit performance.

Commercial Risk Management

     The commercial risk portfolio includes all domestic and foreign commercial credit exposure. Credit exposure includes the credit risks associated with both on- and off-balance-sheet financial instruments.

     Commercial loans decreased to $87.6 billion at March 31, 1999, from $88.4 billion at December 31, 1998. Commercial net charge-offs decreased to $63 million, or 0.29% of average loans, in the first quarter of 1999, compared with $80 million, or 0.38%, in the fourth quarter of 1998.

     Nonperforming commercial assets increased $329 million to $1.148 billion at March 31, 1999, from $819 million at December 31, 1998. The increase was primarily within the financial services and energy industries. Nonperforming assets remain below 1% of total loans and other nonperforming assets. The Corporation does not anticipate a significant increase in nonperforming assets in the near term.

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

     At March 31, 1999, commercial real estate loans totaled $23.1 billion, or 26% of commercial loans, essentially unchanged from year-end 1998.

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


Income Resulting from Derivative Financial Instruments

     The Corporation uses interest rate derivative financial instruments to reduce structural interest rate risk and the volatility of net interest margin. Net interest margin reflects the effective use of these derivatives. Without their use, net interest income would have been lower by $64 million in the first quarter of 1999 and lower by $19 million in the first quarter of 1998.

     Deferred gains, net of deferred losses, on interest rate swaps terminated early or dedesignated as ALM derivatives totaled $276 million as of March 31, 1999. This amount will be amortized as an adjustment to interest income or expense on the linked interest rate exposure position. The net adjustment will be $64 million in 1999, $80 million in 2000, $58 million in 2001 and $74 million thereafter.

Credit Exposure Resulting from Derivative Financial Instruments

     The Corporation maintains risk management policies that monitor and limit exposure to credit risks. For a further discussion of credit risks, see the Credit Risk Management section, beginning on page 18.

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

                                                                                         March 31      December 31
(In millions)                                                                               1999            1998
------------------------------------------------------------------------------------------------------------------
Gross replacement cost................................................................    $21,091          $25,411
   Less: Adjustment due to master netting agreements..................................    (16,430)         (17,692)
                                                                                         --------         --------
Current credit exposure...............................................................      4,661            7,719
   Less: Unrecognized net gains due to nontrading activity............................       (151)            (765)
                                                                                         --------         --------
Balance sheet exposure................................................................    $ 4,510          $ 6,954
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


                         YEAR 2000 READINESS DISCLOSURE

     The Corporation continues to execute project plans established by its predecessor companies to assure Year 2000 readiness. Total project costs are estimated to reach $350 million over the life of the project. Year 2000 costs incurred through March 31, 1999, were approximately $265 million, with $30 million incurred during the first quarter of 1999.

     The inventory and assessment phase has been completed for all information and non-information technology. At March 31, 1999, 91% of the Corporation's affected information technology applications were tested and returned to production. The Corporation expects that all information technology applications, systems and equipment will be Year 2000 compliant by mid-1999. Ongoing facilities and equipment improvements are expected to result in Year 2000 readiness for non-information systems technology by mid-1999.

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

Key capital management objectives are to:

   o generate attractive returns to enhance shareholder value;
   o maintain a capital base commensurate with overall risk profile;
   o maintain strong capital ratios relative to peers; and
   o meet or exceed all regulatory guidelines.

     In conjunction with the annual financial planning process, a capital plan is established to ensure that the Corporation and all of its subsidiaries have capital structures consistent with prudent management principles and regulatory requirements.


Economic Capital

     An important aspect of risk management and performance measurement is the ability to evaluate the risk and return of a business unit, product or customer consistently across all lines of business. Accordingly, the Corporation is developing an economic capital framework to attribute capital based on the amount and type of risk inherent in its underlying businesses. The capital allocation used in the "Business Segments" section, beginning on page 2, reflects this framework. The following principles are inherent in the capital factors employed:

o An equal amount of capital will be assigned for each measured unit of risk.
o Risk is defined in terms of "unexpected" losses over the life of the exposure, measured at a confidence interval consistent with that level of capitalization necessary to achieve a targeted AA debt rating. Unexpected losses are in excess of those normally incurred and for which reserves are maintained.
o Business units will be assessed a uniform charge against allocated capital, representing a hurdle rate on equity investments. Returns on capital in excess of the hurdle rate contribute to increases in shareholder value.

     Four forms of risk are measured--credit, market, operational and lease residual. Credit capital is determined through an analysis of both historical loss experience and market expectations. Market risk capital is set consistent with exposure limits established by the Corporation's risk oversight committees. Operational risk capital incorporates event and technology risks, as well as the general business risks arising from operating leverage. It is determined by examining the capital structure of publicly traded companies engaged in comparable business activities, and by reviewing the business-specific costs surrounding operational enterprises. Finally, residual risk covers the potential for losses arising from the disposition of assets returned at the end of lease contracts. This price risk is assessed based upon historical loss experiences and market factors, as well as by reviewing event-specific scenarios.


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

                                                                                                                   Well-
 Selected Capital Ratios                                                                                       Capitalized
                                      March 31   December 31   September 30   June 30   March 31    Corporate   Regulatory
                                        1999         1998          1998         1998       1998       Targets   Guidelines
 ---------------------------------------------------------------------------------------------------------------------------
 Risk-based capital ratios (1)
      Tier 1.......................       8.2%        7.9%         8.6%         8.3%       8.3%            -         6.0%
      Total........................      11.7        11.3         12.4         12.3       12.5             -        10.0
 Leverage ratio (1)(2).............       8.0         8.0          8.5          8.0        7.9             -         3.0
 Tangible common equity/
   tangible managed assets.........       6.3         5.8          6.5          6.4        6.2         5 - 7%          -
 Double leverage ratio (1).........       107         108          104          106        104  less than or
                                                                                                equal to 120%          -
 Dividend payout ratio.............        44         200           42           56         48        35- 40%          -
 Common equity/total assets .......       8.3         7.8          8.6          8.0        7.9             -           -
 Tangible common equity ratio .....       7.4         6.8          7.7          7.4        7.2             -           -
 Stockholders' equity/total assets.       8.4         7.9          8.6          8.1        8.0             -           -

-----------
(1)  Includes trust preferred capital securities.
(2)  Minimum regulatory guideline is 3.0%.

     The components of the Corporation's regulatory risk-based capital and risk-weighted assets are shown below:

                                                March 31      December 31         March 31
(In millions)                                     1999            1998              1998
-----------------------------------------------------------------------------------------------
Regulatory risk-based capital
Tier 1 capital...........................       $ 20,148         $ 19,495          $ 18,677
Tier 2 capital...........................          8,563            8,295             9,361
                                                --------         --------          --------
    Total capital........................       $ 28,711         $ 27,790          $ 28,038
                                                ========         ========          ========
Total risk-weighted assets...............       $246,097         $244,473          $224,569
                                                ========         ========          ========

     In arriving at Tier 1 and total capital, such amounts are reduced by goodwill and other nonqualifying intangible assets as shown below.

Intangible Assets
                                                      March 31        December 31      March 31
(In millions)                                           1999             1998            1998
------------------------------------------------------------------------------------------------
Goodwill...........................................    $1,048            $1,075         $1,095
Other nonqualifying intangibles....................       691               637            138
                                                       ------            ------         ------
    Subtotal.......................................     1,739             1,712          1,233
Qualifying intangibles.............................       716               984            562
                                                       ------            ------         ------
    Total intangibles..............................    $2,455            $2,696         $1,795
                                                       ======            ======         ======

Dividends

     The Corporation's common dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain an adequate capital level and alternative investment opportunities. The common dividend payout ratio is currently targeted in the range of 35 to 40% of operating earnings over time. In January 1999, the Corporation increased its quarterly common cash dividend to $0.42 per share. This represented a 10.5% increase over the previous $0.38 per share dividend rate.

     On January 20, 1998, BANC ONE declared a 10% common stock dividend to shareholders of record on February 12, 1998.

Double Leverage

     Double leverage is the extent to which the Corporation's debt is used to finance investments in subsidiaries. Currently, the Corporation intends to limit its double leverage to no more than 120% at any time. Double leverage was 107% at March 31, 1999, and 108% at December 31, 1998. Trust Preferred Capital Securities of $1.003 billion were included in capital for purposes of this calculation.

Other Capital Activities

     During the first quarter of 1999, the Corporation strengthened its capital position through the issuance of $350 million of subordinated debt.

                           CONSOLIDATED BALANCE SHEET
                     BANK ONE CORPORATION and Subsidiaries

                                                                                      March 31       December 31       March 31
(Dollars in millions)                                                                   1999            1998              1998
                                                                                    ------------    ------------      ------------
Assets
Cash and due from banks........................................................       $  13,854        $  19,878         $  15,142
Interest-bearing due from banks.................................................          4,130            4,642             5,167
Federal funds sold and securities under resale agreements.......................          9,209            9,862             9,121
Trading assets..................................................................          5,660            5,345             5,250
Derivative product assets.......................................................          4,510            6,954             4,373
Investment securities (fair value--$44,565 , $44,852, $31,400, respectively)....         44,565           44,852            31,388
Loans (net of unearned income--$3,826, $3,707, $3,026, respectively)
       Commercial...............................................................         87,581           88,438            81,152
       Consumer.................................................................         57,869           57,926            58,173
       Credit card..............................................................          9,400            9,034            19,062
Allowance for credit losses.....................................................         (2,270)          (2,271)           (2,794)
                                                                                      ---------        ---------         ---------
       Loans, net...............................................................        152,580          153,127           155,593
Bank premises and equipment, net................................................          3,235            3,340             3,454
Customers' acceptance liability.................................................            354              333               595
Other...........................................................................         12,305           13,163            10,477
                                                                                      ---------        ---------         ---------
                  Total assets..................................................       $250,402         $261,496          $240,560
                                                                                      =========        =========         =========
Liabilities
Deposits
       Demand...................................................................      $  35,110        $  39,854         $  36,706
       Savings..................................................................         63,378           62,645            60,561
       Time.....................................................................         34,844           36,302            39,716
       Foreign offices..........................................................         20,367           22,741            16,834
                                                                                      ---------        ---------         ---------
                  Total deposits................................................        153,699          161,542           153,817
Federal funds purchased and securities under repurchase agreements..............         20,111           23,164            19,818
Other short-term borrowings.....................................................         16,780           16,937            14,079
Long-term debt..................................................................         23,985           21,295            21,286
Guaranteed preferred beneficial interest in the Corporation's junior subordinated         1,003            1,003             1,003
debt............................................................................
Acceptances outstanding.........................................................            354              333               595
Derivative product liabilities..................................................          4,772            7,147             4,143
Other liabilities...............................................................          8,638            9,515             6,584
                                                                                      ---------        ---------         ---------
                  Total liabilities.............................................        229,342          240,936           221,325
Stockholders' Equity
Preferred stock.................................................................            190              190               290
Common stock - $0.01 par value..................................................             12               12                12
Number of common shares (in thousands):        3/31/99    12/31/98      3/31/98
                                               -------    --------      -------
  Authorized............................     2,500,000    2,500,000    2,500,000
  Issued................................     1,180,473    1,179,297    1,221,250
  Outstanding...........................     1,180,473    1,177,310    1,165,147
Surplus.........................................................................         10,734           10,769            12,583
Retained earnings...............................................................         10,179            9,528             8,602
Accumulated other adjustments to stockholders' equity...........................             96              239               208
Deferred compensation...........................................................           (151)             (94)             (162)
Treasury stock at cost, -0-; 1,987,000; and 56,103,000 shares, respectively.....              -              (84)           (2,298)
                                                                                      ---------        ---------         ---------
                  Total stockholders' equity....................................         21,060           20,560            19,235
                                                                                      ---------        ---------         ---------
                  Total liabilities and stockholders' equity....................       $250,402         $261,496          $240,560
                                                                                      =========        =========         =========

                         CONSOLIDATED INCOME STATEMENT

                     BANK ONE CORPORATION and Subsidiaries

                                                                                              Three Months Ended
                                                                                         March 31           March 31
(In millions, except per-share data)                                                       1999               1998
                                                                                        ------------       -----------
Interest Income
Loans, including fees............................................................           $3,192             $3,640
Bank balances....................................................................               57                101
Federal funds sold and securities under resale agreements........................              106                100
Trading assets...................................................................               96                 92
Investment securities--taxable....................................................             699                380
Investment securities--tax-exempt.................................................              46                 41
                                                                                          --------           --------
         Total...................................................................            4,196              4,354
Interest Expense
Deposits.........................................................................            1,122              1,257
Federal funds purchased and securities under repurchase agreements...............              246                282
Other short-term borrowings......................................................              198                173
Long-term debt...................................................................              350                353
                                                                                          --------           --------
         Total...................................................................            1,916              2,065

Net Interest Income..............................................................            2,280              2,289
Provision for credit losses......................................................              281                391
                                                                                          --------           --------
Net Interest Income after Provision for Credit Losses............................            1,999              1,898

Noninterest Income
Trading profits..................................................................               67                 60
Equity securities gains..........................................................               96                 72
Investment securities gains......................................................               52                 33
                                                                                          --------           --------
     Market-driven revenue.......................................................              215                165
Credit card revenue..............................................................              952                701
Fiduciary and investment management fees.........................................              179                198
Service charges and commissions..................................................              690                660
                                                                                          --------           --------
     Fee-based revenue...........................................................            1,821              1,559
Other income.....................................................................              554                192
                                                                                          --------           --------
         Total...................................................................            2,590              1,916
Noninterest Expense
Salaries and employee benefits...................................................            1,147              1,107
Net occupancy and equipment expense..............................................              227                202
Depreciation and amortization....................................................              175                166
Outside service fees and processing..............................................              406                273
Marketing and development........................................................              315                199
Communication and transportation.................................................              200                185
Merger-related and restructuring charges.........................................              164                  -
Other............................................................................              307                299
                                                                                          --------           --------
         Total...................................................................            2,941              2,431

Income Before Income Taxes.......................................................            1,648              1,383
Applicable income taxes..........................................................              497                450
                                                                                          --------           --------
Net Income.......................................................................         $  1,151           $    933
                                                                                          ========           ========
Net Income Attributable to Common Stockholders' Equity...........................         $  1,148           $    929
                                                                                          ========           ========

Earnings Per Share
     Basic.......................................................................            $0.97              $0.80
     Diluted.....................................................................            $0.96              $0.78

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     BANK ONE CORPORATION and Subsidiaries

                                                                                 Accumulated
                                                                                    Other
                                                                                 Adjustments
                                                                                     to                                  Total
                                              Preferred Common          Retained Stockholders'   Deferred   Treasury  Stockholders'
(In millions)                                  Stock    Stock  Surplus  Earnings    Equity     Compensation   Stock     Equity
                                              -------------------------------------------------------------------------------------
Balance - December 31, 1997                    $326      $12   $12,584   $8,063      $209        $(137)     $(2,007)    $19,050
Net income..................................                                933                                             933
Change in fair value, investment securities--
  available-for-sale, net of taxes..........                                           (3)                                   (3)
Translation gain(loss), net of taxes........                                            2                                     2
                                                                         ------      ----                               -------
Net income and changes in accumulated other
   adjustments to stockholders' equity......                                933        (1)                                  932
Cash dividends declared
  On common stock...........................                               (244)                                           (244)
  On preferred stock........................                                 (2)                                             (2)
  On common stock by pooled affiliates......                               (146)                                           (146)
  On preferred stock by pooled affiliates...                                 (2)                                             (2)
Conversion of preferred stock...............    (36)                36                                                        -
Issuance of stock...........................                       (54)                                          82          28
Acquisition of subsidiaries.................                                                                      2           2
Purchase of common stock....................                                                                   (375)       (375)
Awards granted, net of forfeitures and
amortization................................                                                       (19)                     (19)
Other.......................................                        17                  -           (6)                      11
                                               ----      ---   -------   ------      ----        -----      -------     -------
Balance - March 31, 1998....................   $290      $12   $12,583   $8,602      $208        $(162)     $(2,298)    $19,235
                                               ====      ===   =======   ======      ====        =====      =======     =======


Balance - December 31, 1998                    $190      $12   $10,769   $9,528      $239         $(94)        $(84)    $20,560
Net income..................................                              1,151                                           1,151
Change in fair value, investment securities--
  available-for-sale, net of taxes..........                                         (127)                                 (127)
Translation gain(loss), net of taxes........                                          (16)                                  (16)
                                                                         ------      ----                               -------
Net income and changes in accumulated other
  adjustments to stockholders' equity.......                              1,151      (143)                                1,008
Cash dividends declared
  On common stock...........................                               (497)                                           (497)
  On preferred stock........................                                 (3)                                             (3)
Issuance of stock...........................                         9                                           84          93
Awards granted, net of forfeitures and                                                             (57)                     (57)
amortization................................
Other.......................................                       (44)                                                     (44)
                                               ----      ---   -------  -------      ----        -----      -------     -------
Balance - March  31, 1999...................   $190      $12   $10,734  $10,179      $ 96        $(151)     $     -     $21,060
                                               ====      ===   =======  =======      ====        =====      =======     =======

               SUPPLEMENTAL CONSOLIDATED STATEMENT OF CASH FLOWS
                     BANK ONE CORPORATION and Subsidiaries

                                                                                                    Three Months Ended
                                                                                                         March 31
(In millions)                                                                                      1999            1998
                                                                                                   ----            ----
Cash Flows from Operating Activities
Net income.................................................................................       $ 1,151        $   933
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
     Depreciation and amortization.........................................................           175            166
     Provision for credit losses...........................................................           281            391
     Equity securities gains...............................................................           (96)           (72)
     Securities gains, available for sale..................................................           (52)           (33)
     Net (increase) decrease in net derivative product balances............................            69           (236)
     Net (increase) in trading assets......................................................          (322)            (4)
     Net decrease in other assets..........................................................           769            753
     Net increase (decrease) in other liabilities..........................................          (826)           516
     Gains on sales of banking centers.....................................................          (249)           (35)
     Other noncash adjustments.............................................................          (487)           379
                                                                                                ---------      ---------
Net cash provided by operating activities..................................................           413          2,758
Cash Flows from Investing Activities
Net decrease in federal funds sold and securities under resale agreements..................           653             47
Securities available for sale:
    Purchase...............................................................................       (19,751)        (8,519)
    Maturities.............................................................................         4,977          1,042
    Sales..................................................................................        14,418          4,737
Securities held to maturity:
    Maturities.............................................................................             -             76
Credit card receivables securitized........................................................         2,664              -
Net (increase) in loans....................................................................        (1,018)        (1,583)
Loan recoveries............................................................................            86            151
Additions to bank premises and equipment...................................................          (127)          (196)
Net cash and cash equivalents due to mergers, acquisitions and dispositions................           510           (617)
All other investing activities, net........................................................        (1,091)        (1,149)
                                                                                                ---------      ---------
Net cash provided by (used in) investing activities........................................         1,321         (6,011)
Cash Flows from Financing Activities
Net increase (decrease) in deposits........................................................        (7,232)           837
Net (decrease) in federal funds purchased and securities under repurchase agreements.......        (3,053)          (528)
Net increase (decrease) in other short-term borrowings.....................................          (156)         1,273
Proceeds from issuance of long-term debt...................................................         7,372          6,762
Repayment of long-term debt................................................................        (4,699)        (6,279)
Cash dividends paid........................................................................          (451)          (390)
Purchase of treasury stock.................................................................             -           (146)
All other financing activities, net........................................................            29           (256)
                                                                                                ---------      ---------
Net cash provided by (used in) financing activities........................................        (8,190)         1,273
Effect of exchange rate changes on cash and cash equivalents...............................           (80)            (1)
                                                                                                ---------      ---------
Net (decrease) in cash and cash equivalents................................................        (6,536)        (1,981)
Cash and cash equivalents at beginning of period...........................................        24,520         22,290
                                                                                                ---------      ---------
Cash and cash equivalents at end of period.................................................       $17,984        $20,309
                                                                                                =========      =========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1--Basis of Presentation
-----------------------------

     The consolidated financial statements for the Corporation, including its subsidiaries, have been prepared in conformity with generally accepted accounting principles. Such preparation requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Although the interim amounts are unaudited, they do reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods. All such adjustments are of a normal, recurring nature. Because the results from commercial banking operations are so closely related and responsive to changes in economic conditions, fiscal policy and monetary policy, and because the results for the investment security and trading portfolios are largely market-driven, the results for any interim period are not necessarily indicative of the results that can be expected for the entire year.

     These financial statements should be read in conjunction with the Corporation's financial statements for the year ended December 31, 1998.

Note 2--Earnings per Share
--------------------------

     In December 1997, the Corporation adopted SFAS No. 128, "Earnings Per Share," as required, and all prior periods presented were restated. Basic earnings per share is computed by dividing income available to common stockholders by the average number of common shares outstanding for the period. The Statement also requires presentation of earnings per share assuming full dilution. The diluted earnings per share calculation includes net shares that could be issued under outstanding stock options and employee stock purchase plans, and common shares that would result from the conversion of convertible preferred stock and convertible debentures. In the diluted calculation, net income is not reduced by dividends related to convertible preferred stock, since such dividends would not be paid if the preferred stock were converted to common stock. In addition, interest on convertible debentures (net of tax) is added to net income, since this interest would not be paid if the debentures were converted to common stock.

--------------------------------------------------------------------------------------------------------
                                                                                    Three Months Ended
                                                                                         March 31
(Dollars in millions, except per-share data)                                     1999               1998
--------------------------------------------------------------------------------------------------------
Basic
    Net income.....................................................             $1,151              $933
    Preferred stock dividends......................................                 (3)               (4)
                                                                                ------             -----
    Net income attributable to common stockholders' equity.........             $1,148              $929
                                                                                ======             =====
Diluted
    Net income.....................................................             $1,151              $933
    Interest on convertible debentures, net of tax.................                  1                 1
    Preferred stock dividends, excluding dividends on convertible
     preferred stock...............................................                 (3)               (3)
                                                                                ------             -----
    Diluted income available to common stockholders................             $1,149              $931
                                                                                ======             =====

Average shares outstanding.........................................              1,178             1,165
Dilutive Shares
    Stock options..................................................                 11                14
    Convertible preferred stock....................................                  -                 5
    Convertible debentures.........................................                  4                 5
    Employee stock purchase plan...................................                  -                 2
                                                                                ------             -----
Average shares outstanding assuming full dilution..................              1,193             1,191
                                                                                ======             =====

Earnings per share:
    Basic..........................................................              $0.97             $0.80
                                                                                 =====             =====
    Diluted........................................................              $0.96             $0.78
                                                                                 =====             =====
--------------------------------------------------------------------------------------------------------

Note 3--New Accounting Pronouncements
-------------------------------------

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

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes new accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those derivatives at fair value. The accounting for the gains or losses resulting from changes in the value of those derivatives will depend on the intended use of the derivative and whether it qualifies for hedge accounting. This Statement will significantly change the accounting treatment for interest rate and foreign exchange derivatives the Corporation uses in its asset and liability management activities. The transition adjustments resulting from adopting this Statement will be reported in net income or accumulated other adjustments to stockholders' equity, as appropriate, as the effect of a change in accounting principle and presented in a manner similar to the cumulative effect of a change in accounting principle. The Corporation is required to adopt this Statement on January 1, 2000. The Corporation is in the process of evaluating the impact of, and developing implementation strategies to adopt, this new Statement.

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

Note 4--BANC ONE/FCN Merger
---------------------------

     On October 2, 1998, BANC ONE and FCN were each merged into the Corporation at that time, a wholly owned subsidiary of BANC ONE formed in 1998 to effect the Merger. Each share of BANC ONE common stock was converted into one share of the Corporation's common stock. Each share of FCN common stock was converted into the right to receive 1.62 shares of the Corporation's common stock. In aggregate, 291 million shares of FCN were converted into 471 million shares of the Corporation's common stock. Each share of preferred stock of FCN outstanding immediately prior to the Merger was converted into one share of a series of corresponding preferred stock of the Corporation with substantially the same terms. The transaction was accounted for as a pooling of interests.

     To conform with consistent methods of accounting, reclassifications of certain revenue and expense items were made. In addition, the accounting treatment for the postretirement transition obligation identified with the implementation of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," has been conformed. The December 31, 1994, balance of retained earnings was decreased by $70 million to reflect a consistent up-front recognition of the postretirement transition obligation. Noninterest expense was reduced by $6 million, and net income was increased by $4 million for each year affected.

Note 5--Acquisitions
--------------------

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

Note 6--Merger-Related and Restructuring Charges
------------------------------------------------

     a)  BANC ONE/FCN Merger

     The Corporation estimates that net restructuring charges and merger-related costs of approximately $1.25 billion ($837 million after-tax) will be incurred in connection with the BANC ONE/FCN Merger. Actions incorporated in the business combination and restructuring plan are targeted for implementation over a 12-18 month period following the Merger. Gains on the required Indiana banking center divestitures totaled approximately $249 million in the first quarter of 1999. Merger-related costs totaled $204 million ($138 million after-tax), or 12 cents per share, in the first quarter of 1999. Merger-related and restructuring costs recorded in the fourth quarter of 1998 totaled $984 million, consisting of a restructuring charge of $636 million and merger-related costs of $348 million. An additional $311 million of merger-related costs is expected to be incurred during 1999.

     First-quarter 1999 merger-related costs of $204 million included $157 million related to the accounting consequences of changes in business practices. Of this total, $116 million resulted from the fourth-quarter 1998 modification, in light of the Merger, of a contractual relationship to purchase credit card accounts. Previously capitalized costs under this account sourcing agreement continue to be amortized over a one-year period. On a going forward basis, such costs are being expensed as incurred. Merger-related costs also included $47 million of business and systems integration costs. Additional costs, totaling approximately $311 million, are estimated to be incurred during 1999.

     Personnel-related items consisted primarily of severance and benefits costs for separated employees, and costs associated with the "change in control" provisions included in certain of the Corporation's stock plans. Trends in total headcount for the Corporation will reflect growth in support of line of business strategies and reductions based on eliminated positions resulting from the Merger. The net reduction in full-time positions is expected to represent about 4-5% of September 30, 1998, headcount over the next year. Approximately half of the net reduction had been accomplished as of March 31, 1999. Facilities and equipment costs include the net cost associated with the closing and divestiture of identified banking facilities, and from the consolidation of headquarters and operational facilities. Other merger-related transaction costs include investment banking fees, registration and listing fees, and various accounting, legal and other related transaction costs.

     The following table provides details on restructuring charges recorded in connection with the 1998 BANC ONE/FCN Merger.

                                                                                             1999
                                            Restructuring     Initial    Reserve Balance    Amount    Reserve Balance
(In millions)                                  Charges        Reserve       12/31/98       Utilized       3/31/99
                                            -------------     -------    ---------------   --------   ---------------
Personnel-related.....................            $421          $421            $307            $73           $234
Facilities and equipment..............             135           135               -              -              -
Other transaction costs...............              80             -               -              -              -
                                                 -----          ----            ----            ---           ----
        Total.........................            $636          $556            $307            $73           $234
                                                  ====          ====            ====            ===           ====

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

     The following table provides details on restructuring charges recorded in 1998 in connection with the First Commerce acquisition.

                                                                                         1999
(In millions)                          Restructuring   Initial      Reserve Balance     Amount      Reserve Balance
                                          Charges      Reserve         12/31/98        Utilized         3/31/99
                                       -------------   -------      ---------------    --------     ---------------
Personnel-related.................         $  77          $77              $10             $10           $   -
Facilities and equipment..........            32           32               19               7              12
Other.............................            18           18                3               -               3
                                          ------        -----             ----            ----            ----
        Total.....................          $127         $127              $32             $17             $15
                                          ======        =====             ====            ====            ====

Note 7--Operating Segments
--------------------------

     The operating segments information presented in this report is consistent with the content of operating segments data provided to the Corporation's executive management. The Corporation's executive management currently does not use product group revenues to assess consolidated results. Aside from investment management and insurance products, product offerings are tailored to specific customer segments. As a result, the aggregation of product revenues and related profit measures across lines of business is not available.

     Aside from the United States, no single country or geographic region generates a significant portion of the Corporation's revenues or assets. In addition, there are no single customer concentrations of revenue or profitability that require disclosure.

     See the "Business Segments" section beginning on page 2 for additional disclosure regarding the Corporation's operating segments.

Note 8--Cash Flow Reporting
---------------------------

     Loans transferred to other real estate owned totaled $48 million and $55 million in the first three months of 1999 and 1998, respectively.

Note 9--Fair Value of Financial Instruments
-------------------------------------------

     The carrying values and estimated fair values of financial instruments as of March 31, 1999, have not materially changed on a relative basis from the carrying values and estimated fair values of financial instruments disclosed as of December 31, 1998.

Note 10--Impaired Loans
-----------------------

     A loan is considered impaired when it is probable that all principal and interest amounts due will not be collected in accordance with its contractual terms. The following tables summarize impaired loan information.

--------------------------------------------------------------------------------
                                                                   March 31
(In millions)                                                  1999      1998
--------------------------------------------------------------------------------
                                                                        ,C>
Impaired loans with related allowance..................        $1,031   $ 464
Impaired loans with no related allowance (1)...........             -     173
                                                              -------   -----
   Total impaired loans................................        $1,031   $ 637
                                                              =======   =====
Allowance on impaired loans............................         $ 265   $  85
                                                              =======   =====
--------------------------------------------------------------------------------

(1) Impaired loans for which the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan do not require an allowance.

---------------------------------------------------------------------------------
                                                             Three Months Ended
(In millions)                                                      March 31
                                                               1999      1998
---------------------------------------------------------------------------------
Average impaired loans................................         $791      $609
Interest income recognized on impaired loans..........            6         6
---------------------------------------------------------------------------------

Note 11--Derivative Financial Instruments
-----------------------------------------

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

     Synthetic Alteration - (1) the asset or liability to be converted creates exposure to interest rate risk; (2) the swap is effective as a synthetic alteration of the balance sheet item; (3) the start date of the swap does not extend beyond that point in time at which it is believed that modeling systems produce reliable interest rate sensitivity information; and (4) the related balance sheet item, from trade date to final maturity, has sufficient balances for alteration.

     Anticipatory Hedge - (1) the transaction to be hedged creates exposure to interest rate risk; (2) the swap acts to reduce inherent rate risk by moving closer to being insensitive to interest rate changes; (3) the swap is effective as a hedge of the transaction; (4) the significant characteristics and expected terms of the anticipated transaction are identified; and (5) it is probable that the anticipated transaction will occur.

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

     Trading revenue, which totaled $105 million for the first quarter of 1999 and $100 million for the year-ago period, includes trading profits and net interest income for derivatives and other products.

Note 12--Ratio of Earnings to Fixed Charges
-------------------------------------------

     The ratio of earnings to fixed charges for the three months ended March 31, 1999, excluding interest on deposits, was 3.0x and, including interest on deposits, was 1.8x. The ratio has been computed on the basis of the total enterprise (as defined by the Securities and Exchange Commission) by dividing income before fixed charges and income taxes by fixed charges. Fixed charges consist of interest expense on all long- and short-term borrowings, excluding or including interest on deposits.

Note 13--Contingent Liabilities
-------------------------------

     The Corporation and certain of its subsidiaries are defendants in various lawsuits, including certain class actions, arising out of the normal course of business, and the Corporation has received certain tax deficiency assessments. Since the Corporation and certain of its subsidiaries, which are regulated by one or more federal and state regulatory authorities, also are the subject of numerous examinations and reviews by such authorities, the Corporation is and will, from time to time, normally be engaged in various disagreements with regulators, related primarily to banking matters. In the opinion of management and the Corporation's general counsel, the ultimate resolution of the matters referred to in this note will not have a material effect on the consolidated financial statements.

                        SELECTED STATISTICAL INFORMATION
                     BANK ONE CORPORATION and Subsidiaries

Investment Securities - Available-for-Sale

                                                              Gross Unrealized     Gross Unrealized     Fair Value
March 31, 1999 (In millions)                Amortized Cost          Gains               Losses         (Book Value)
                                           ------------------------------------------------------------------------
U.S. Treasury............................       $ 3,416              $ 32                 $ 19             $ 3,429
U.S. government agencies.................        11,587                41                   48              11,580
States and political subdivisions........         1,869                64                    1               1,932
Retained interest in securitized credit
card
  receivables............................        15,421               169                  375              15,215
Other debt securities....................         9,884                22                   86               9,820
Equity securities (1)(2).................         2,532               128                   71               2,589
                                                -------              ----                 ----             -------
         Total...........................       $44,709              $456                 $600             $44,565
                                                =======              ====                 ====             =======

---------
(1) The fair values of certain securities for which market quotations were not available were estimated. In addition, the fair values of certain securities reflect liquidity and other market-related factors.
(2) Includes investments accounted for at fair value, in keeping with specialized industry practice.

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

 ---------------------------------------------------------------------------------------------------------------
                                    Three Months Ended March 31, 1999        Three Months Ended March 31, 1998
                                    ---------------------------------        ---------------------------------
                                               Credit Card                              Credit Card
 (In millions)                     Reported  Securitizations    Managed      Reported Securitizations   Managed
 ---------------------------------------------------------------------------------------------------------------
 Net interest income--
  tax-equivalent basis..........    $2,309       $1,352         $3,661       $2,320        $1,000       $3,320
 Provision for credit losses....       281          747          1,028          391           606          997
 Noninterest income.............     2,590         (605)         1,985        1,916          (394)       1,522
 Noninterest expense............     2,941            -          2,941        2,431             -        2,431
 Net income.....................     1,151            -          1,151          933             -          933

 Total average loans............  $153,271      $60,108       $213,379     $158,091       $37,911     $196,002
 Total average earning assets...   217,909       44,374        262,283      207,243        37,144      244,387
 Total average assets...........   252,922       44,374        297,296      238,038        37,144      275,182
 Net interest margin............      4.30%       12.36%          5.66%        4.54%        10.92%        5.51%
 ---------------------------------------------------------------------------------------------------------------

BANK ONE CORPORATION and Subsidiaries

Average Balances/Net Interest Margin/Rates
Three Months Ended                                                      March 31, 1999                   December 31, 1998
------------------------------------------------------------------------------------------------------------------------------------

(Income and rates on tax-equivalent basis)                      Average                  Average    Average                 Average
(Dollars in millions)                                           Balance     Interest      Rate      Balance      Interest    Rate
------------------------------------------------------------------------------------------------------------------------------------

Assets
Short-term investments......................................    $ 14,141    $   162       4.65%    $ 15,871      $   177     4.42%
Trading assets..............................................       5,655         96       6.88        5,961           85     5.66
Investment securities
    U.S. government and federal agencies....................      15,365        245       6.47       14,739          243     6.54
    States and political subdivisions.......................       2,023         39       7.82        2,086           43     8.18
    Other...................................................      27,454        483       7.13       25,608          568     8.80
                                                                --------    -------                --------      -------
       Total investment securities..........................      44,842        767       6.94       42,433          854     7.98
Loans (1)
    Commercial..............................................      87,058      1,582       7.37      85,018         1,633     7.62
    Consumer................................................      57,177      1,282       9.09      56,263         1,284     9.05
    Credit card.............................................       9,036        336      15.08       7,865           324    16.34
                                                                --------    -------                --------      -------
       Total loans..........................................     153,271      3,200       8.47     149,146         3,241     8.62
                                                                --------    -------                --------      -------
       Total earning assets (2).............................     217,909      4,225       7.86     213,411         4,357     8.10
Allowance for credit losses.................................      (2,324)                           (2,700)
Other assets................................................      37,337                             32,804
                                                                --------                           --------
       Total assets.........................................    $252,922                           $243,515
                                                                ========                           ========

-----------------------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Deposits--interest-bearing
    Savings.................................................    $ 19,975    $    83      1.69%     $ 19,260      $   105     2.16%
    Money market............................................      43,377        356      3.33        41,064          362     3.50
    Time....................................................      35,786        450      5.10        36,790          496     5.35
    Foreign offices (3).....................................      21,357        233      4.42        19,853          238     4.76
                                                                --------    -------                --------      -------
       Total deposits--interest-bearing......................    120,495      1,122      3.78       116,967        1,201     4.07
Federal funds purchased and securities under repurchase
   agreements...............................................      21,862        246      4.56        23,171          260     4.45
Other short-term borrowings.................................      16,861        198      4.76        13,847          181     5.19
Long-term debt (4)..........................................      23,903        350      5.94        22,208          347     6.20
                                                               ---------    -------                --------      -------
       Total interest-bearing liabilities...................     183,121      1,916      4.24       176,193        1,989     4.48
Demand deposits.............................................      33,653                             33,280
Other liabilities...........................................      15,597                             13,784
Preferred stock.............................................         190                                191
Common stockholders' equity.................................      20,361                             20,067
                                                                --------                           --------
       Total liabilities and stockholders' equity...........    $252,922                           $243,515
                                                                ========                           ========
-----------------------------------------------------------------------------------------------------------------------------------
Interest income/earning assets (2)..........................                $ 4,225      7.86%                   $ 4,357     8.10%
Interest expense/earning assets.............................                  1,916      3.56                      1,989     3.70
                                                                            -------     -----                    -------    -----
Net interest margin.........................................                $ 2,309      4.30%                   $ 2,368     4.40%
                                                                            =======     =====                    =======    =====
-----------------------------------------------------------------------------------------------------------------------------------

(1) Nonperforming loans are included in average balances used to determine the average rate.
(2) Includes tax-equivalent adjustments based on a 35% federal income tax rate.
(3) Includes international banking facilities' deposit balances in domestic offices and balances of Edge Act and overseas offices.
(4) Includes trust preferred capital securities.

  --------------------------------------------------------------------------------------------------------------------------------
             September 30, 1998                             June 30, 1998                               March 31, 1998
  --------------------------------------------------------------------------------------------------------------------------------
     Average                     Average        Average                     Average         Average                        Average
     Balance       Interest        Rate         Balance        Interest       Rate          Balance        Interest         Rate
  --------------------------------------------------------------------------------------------------------------------------------

     $  12,936    $    178        5.46%        $  14,832      $    198        5.35%       $  14,895      $    201         5.47%
         6,470          99        6.07             5,972            90        6.04            6,413            92         5.82

        16,069         267        6.59            17,763           293        6.62           18,205           299         6.66
         2,168          41        7.50             2,258            45        7.99            2,335            47         8.16
        14,627         250        6.78            11,596           187        6.47            7,304            96         5.33
     ---------    --------                     ---------      --------                      -------      --------
        32,864         558        6.74            31,617           525        6.66           27,844           442         6.44

       81,255        1,591        7.77            82,427         1,602        7.80           79,724         1,556         7.92
       57,633        1,362        9.38            57,207         1,253        8.79           57,734         1,461        10.26
       15,578          653       16.63            18,573           795       17.17           20,633           633        12.44
     ---------    --------                     ---------      --------                      -------      --------
      154,466        3,606        9.26           158,207         3,650        9.25          158,091         3,650         9.36
     ---------    --------                     ---------      --------                      -------      --------
      206,736        4,441        8.52           210,628         4,463        8.50          207,243         4,385         8.58
       (2,714)                                    (2,748)                                    (2,764)
       32,551                                     33,130                                     33,559
     ---------                                 ---------                                    -------
     $236,573                                   $241,010                                   $238,038
     ========                                   ========                                   ========

  --------------------------------------------------------------------------------------------------------------------------------


    $  20,523      $   117        2.26%         $ 21,566       $   123        2.29%       $  21,520      $    125         2.36%
       38,857          370        3.78            38,624           366        3.80           37,882           360         3.85
       37,285          497        5.29            38,956           532        5.48           39,858           541         5.50
       18,384          246        5.31            17,840           234        5.26           17,856           231         5.25
     ---------    --------                     ---------      --------                      -------      --------
      115,049        1,230        4.24           116,986         1,255        4.30          117,116         1,257         4.35

       20,792          278        5.30            20,956           270        5.17          21,815            282         5.24
       13,652          181        5.26            14,969           202        5.41          12,680            173         5.53
       21,771          350        6.38            22,404           357        6.39           21,974           353         6.52
     ---------    --------                     ---------      --------                      -------      --------
      171,264        2,039        4.72           175,315         2,084        4.77         173,585          2,065         4.82
       33,344                                     34,608                                    33,359
       11,676                                     11,646                                    12,179
          191                                        195                                       318
       20,098                                     19,246                                     18,597
     ---------                                 ---------                                    -------
     $236,573                                   $241,010                                   $238,038
     ========                                   ========                                   ========

  --------------------------------------------------------------------------------------------------------------------------------
                    $ 4,441        8.52%                        $ 4,463        8.50%                       $ 4,385        8.58%
                      2,039        3.91                           2,084        3.97                          2,065        4.04
                    -------       -----                         -------       -----                       --------       -----
                    $ 2,402        4.61%                        $ 2,379        4.53%                       $ 2,320        4.54%
                    =======       =====                         =======       =====                        =======       =====

  --------------------------------------------------------------------------------------------------------------------------------

Five-Quarter Consolidated Income Statement
BANK ONE CORPORATION and Subsidiaries

Three Months Ended (In millions, except per-share data)
                                                     March 31        December 31     September 30         June 30        March 31
                                                         1999               1998             1998            1998            1998
                                                    ---------        -----------      -------------      --------       ---------
Interest Income
Loans, including fees........................           $3,192            $3,232           $3,595         $3,639          $3,640
Bank balances................................               57                67               78             85             101
Federal funds sold and securities under resale
   agreements................................              106               110              100            113             100
Trading assets...............................               96                86               99             90              92
Investment securities--taxable................             699               783              510            463             380
Investment securities--tax-exempt.............              46                48               30             42              41
                                                      --------          --------         --------       --------        --------
         Total...............................            4,196             4,326            4,412          4,432           4,354

Interest Expense
Deposits.....................................            1,122             1,201            1,230          1,255           1,257
Federal funds purchased and securities under
   repurchase agreements.....................              246               260              278            270             282
Other short-term borrowings..................              198               181              181            202             173
Long-term debt...............................              350               347              350            357             353
                                                       -------          --------         --------       --------        --------
         Total...............................            1,916             1,989            2,039          2,084           2,065

Net Interest Income..........................            2,280             2,337            2,373          2,348           2,289
Provision for credit losses..................              281               272              345            400             391
                                                       -------          --------         --------       --------        --------
Net Interest Income After Provision for Credit
    Losses...................................            1,999             2,065            2,028          1,948           1,898

Noninterest Income
Trading profits..............................               67                (2)              18             65              60
Equity securities gains (losses).............               96                61               (4)           121              72
Investment securities gains..................               52                32               41             49              33
                                                       -------          --------         --------       --------        --------
     Market-driven revenue...................              215                91               55            235             165

Credit card revenue..........................              952             1,078              867            630             701
Fiduciary and investment management fees.....              179               199              207            203             198
Service charges and commissions..............              690               680              639            666             660
                                                       -------          --------         --------       --------        --------
     Fee-based revenue.......................            1,821             1,957            1,713          1,499           1,559
Other income.................................              554                20              231            354             192
                                                       -------          --------         --------       --------        --------
         Total noninterest income............            2,590             2,068            1,999          2,088           1,916

Noninterest Expense
Salaries and employee benefits...............            1,147             1,167            1,080          1,123           1,107
Net occupancy and equipment expense..........              241               217              217            209             202
Depreciation and amortization................              175               180              167            167             166
Outside service fees and processing..........              406               410              318            348             273
Marketing and development....................              315               340              264            221             199
Communication and transportation.............              200               214              192            190             185
Merger-related and restructuring charges.....              164               935                -            127               -
Other expense................................              293               393              301            334             299
                                                       -------          --------         --------       --------        --------
        Total noninterest expense............            2,941             3,856            2,539          2,719           2,431

Income Before Income Taxes...................            1,648               277            1,488          1,317           1,383
Applicable income taxes......................              497                51              434            422             450
                                                       -------          --------         --------       --------        --------
Net Income...................................           $1,151          $    226           $1,054         $  895          $  933
                                                        ======          ========         ========       ========        ========
Net Income Attributable to Common
    Stockholders' Equity.....................           $1,148          $    223           $1,051         $  891          $  929
                                                        ======          ========         ========       ========        ========

Earnings Per Share
     Basic...................................            $0.97             $0.19            $0.90          $0.76           $0.80
     Diluted.................................            $0.96             $0.19            $0.89          $0.75           $0.78

                        Form 10-Q Cross-Reference Index

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


ITEM 1. Financial Statements
----------------------------
                                                                      Page
            Consolidated Balance Sheet --
             March 31, 1999 and 1998, and December 31, 1998            26

            Consolidated Income Statement --
             Three Months Ended March 31, 1999 and 1998                27

            Consolidated Statement of Stockholders' Equity --
             Three Months Ended March 31, 1999 and 1998                28

            Consolidated Statement of Cash Flows --
             Three Months Ended March 31, 1999 and 1998                29

            Notes to Consolidated Financial Statements                 30

            Selected Statistical Information                     1,18-21,36-39




ITEM 2. Management's Discussion and Analysis of Financial
---------------------------------------------------------
            Condition and Results of Operations                      2-25
            -----------------------------------


                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 1. Legal Proceedings                                              41
-------------------------

ITEM 2. Changes in Securities                                          41
-----------------------------

ITEM 3. Defaults Upon Senior Securities                                41
---------------------------------------

ITEM 4. Submission of Matters to a Vote of Security Holders            41
-----------------------------------------------------------

ITEM 5. Other Information                                              41
-------------------------

ITEM 6. Exhibits and Reports on Form 8-K                               42
----------------------------------------


Signatures                                                             43

                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 1.  Legal Proceedings
--------------------------
            None

ITEM 2.  Changes in Securities
------------------------------
            None

ITEM 3.  Defaults Upon Senior Securities
----------------------------------------
            Not applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
            None

ITEM 5.  Other Information
--------------------------

     On April 20, 1999, the Board of Directors of the Corporation adopted a resolution to amend Article II, Section 10, of the By-Laws of the Corporation, such amendment to become effective May 19, 1999. The amendment changes the advance notice requirements for stockholder proposals and nominations of director candidates. The following is a summary of such By-Law, as amended:

     1. For proposals with respect to business other than nominations of director candidates to be properly brought before an annual meeting by a stockholder, the stockholder's notice provided for in the By-Law must be received by the Secretary at the principal executive offices of the Corporation at least 90 days but no more than 120 days prior to the anniversary date of the immediately preceding annual meeting of stockholders; provided, however, that in the event that the date of the annual meeting is more than 30 days before or more than 60 days after such anniversary date, notice by the stockholder, to be timely, must be received not earlier than the close of business on the 120th day prior to such annual meeting and not later than the close of business on the later of the 90th day prior to such annual meeting or the 10th day following the day on which public announcement of the date of such meeting is first made by the Corporation.

     2. With respect to nominations of director candidates, procedures are governed by the Corporation's Certificate of Incorporation, except as follows: (a) in the event that the date of the annual meeting is more than 30 days before or more than 60 days after the anniversary date of the immediately preceding annual meeting of stockholders, notice from a stockholder of such a nomination by the stockholder will be timely if it is received by the Secretary at the principal executive offices of the Corporation not earlier than the close of business on the 90th day prior to such annual meeting and not later than the close of business on the later of the 60th day prior to such annual meeting or the 10th day following the day on which public announcement of the date of such meeting is first made by the Corporation; (b) in the event that the number of directors to be elected to the Board of Directors is increased and there is no public announcement by the Corporation naming all of the nominees for director or specifying the size of the increased Board of Directors at least 75 days prior to the first anniversary of the preceding year's annual meeting, a stockholder's notice shall be considered timely, but only with respect to nominees for any new positions created by such increase, if it is received by the Secretary at the principal executive offices of the Corporation not later than the close of business on the 10th day following the day on which such public announcement is first made by the Corporation; and (c) in the event the Corporation calls a special meeting of stockholders for the purpose of electing one or more directors, the notice of a stockholder required by the By-Law with respect to the nomination of a director must be received by the Secretary at the principal executive offices of the Corporation not earlier than the 120th day prior to such special meeting and not later than the close of business on the later of the 90th day prior to such special meeting or the 10th day following the day on which the public announcement is first made of the date of the special meeting and of the nominees proposed by the Board of Directors to be elected at such meeting.

              The requirements described above do not supersede the requirements or conditions established by the Securities and Exchange Commission for shareholder proposals to be included in the Corporation's proxy materials for a meeting of stockholders.

ITEM 6. Exhibits and Reports on Form 8-K
----------------------------------------

    (a)     Exhibit 12  Statement re computation of ratio

            Exhibit 27  Financial Data Schedule

    (b) The Registrant filed the following Current Reports on Form 8-K during the quarter ended March 31, 1999.

             Date                 Item Reported
            ------               ---------------
            1/19/99 The Registrant's January 19, 1999, Press Release regarding 4th quarter 1998 earnings.

                          The Registrant's January 19, 1999, Press Release regarding common stock dividend increase.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       BANK ONE CORPORATION





Date      May 14, 1999                          /s/ John B. McCoy
      ---------------------           ------------------------------------

                                                    John B. McCoy
                                             Principal Executive Officer


Date      May 14, 1999                          /s/ William J. Roberts
      ---------------------           ------------------------------------

                                                 William J. Roberts
                                            Principal Accounting Officer

                                                            BANK ONE CORPORATION


                                 EXHIBIT INDEX
                                 -------------


Exhibit Number                              Description of Exhibit
--------------                              ----------------------

      12 -  Statement re computation of ratio

      27 -  Financial Data Schedule