Form 10-Q
period 1999-06-30
BANK ONE CORP
filed 1999-08-16
CIK 1067092

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

(Mark One)

      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended June 30, 1999
                                          -------------

                                      OR

      [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
           For the transition period from _____________ to _____________

           Commission file number  333-60313
                                  ----------

                             BANK ONE CORPORATION
           ---------------------------------------------------------
            (exact name of registrant as specified in its charter)


                      DELAWARE                              31-0738296
-------------------------------------------------------------------------
           (State or other jurisdiction of            (I.R.S. Employer
           incorporation or organization)             Identification No.)

           ONE FIRST NATIONAL PLAZA  CHICAGO, ILLINOIS         60670
           ---------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 312-732-4000
          ----------------------------------------------------------
             (Registrant's telephone number, including area code)


                                   NO CHANGE
         ------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
    ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1999.


            Class                                  Number of Shares Outstanding
----------------------------                       ----------------------------
Common Stock $0.01 par value                                 1,172,777,839

BANK ONE CORPORATION
Financial Supplement and Form 10-Q

Contents                                                             Page
--------                                                             ----

Five-Quarter Summary of Selected Financial Information                 1


Business Segments                                                      2


Earnings Analysis                                                      7


Risk Management                                                       14


Liquidity Risk Management                                             14


Market Risk Management                                                16


Credit Risk Management                                                19


Derivative Financial Instruments                                      23


Year 2000 Readiness Disclosure                                        24


Capital Management                                                    24


Consolidated Financial Statements                                     27


Notes to Consolidated Financial Statements                            31


Selected Statistical Information                                      36


Form 10-Q Cross-Reference Index                                       41


            FIVE-QUARTER SUMMARY OF SELECTED FINANCIAL INFORMATION
                     BANK ONE CORPORATION and Subsidiaries

                                                                                 Three  Months Ended

                                                                   June 30  March 31  December 31  September 30  June 30
(Dollars in millions, except per-share amounts)                     1999      1999       1998          1998       1998
                                                                   -------  --------  -----------  ------------  -------
Income and Expense:
Net interest income--tax-equivalent basis........................  $  2,341    $2,309       $2,368     $2,402      $2,379
Provision for credit losses......................................       275       281          272        345         400
Noninterest income...............................................     2,222     2,590        2,068      1,999       2,088
Restructuring charges and merger-
related costs....................................................       179       204        1,049          -         182
Operating expense (1)............................................     2,627     2,737        2,807      2,539       2,537
Net income.......................................................       992     1,151          226      1,054         895

Per Common Share Data:
Net income, basic................................................  $   0.84    $ 0.97       $ 0.19     $ 0.90      $ 0.76
Net income, diluted..............................................      0.83      0.96         0.19       0.89        0.75
Cash dividends declared..........................................      0.42      0.42         0.38       0.38        0.38
Book value.......................................................     17.73     17.68        17.31      17.37       16.72

Balance Sheet:
Loans:
  Managed........................................................  $218,795  $213,814     $216,391   $203,443    $200,726
  Reported.......................................................   157,464   154,850      155,398    154,057     160,023
Deposits.........................................................   156,454   153,699      161,542    148,924     154,507
Long-term debt (2)...............................................    27,728    24,988       22,298     22,141      22,248
Total assets.....................................................   256,033   250,402      261,496    238,658     244,178
Common stockholders' equity......................................    20,860    20,870       20,370     20,428      19,575
Total stockholders' equity.......................................    21,050    21,060       20,560     20,618      19,765

Performance Ratios:
Return on average assets.........................................      1.57%     1.85%        0.37%      1.77%       1.49%
Return on common equity..........................................      19.1      22.9          4.4       20.7        18.6
Net interest margin:
  Managed........................................................      5.55      5.66         5.67       5.63        5.42
  Reported.......................................................      4.26      4.30         4.40       4.61        4.53
Efficiency ratio:
  Managed........................................................      52.3      52.1         75.4       50.8        53.4
  Reported.......................................................      61.5      60.0         86.9       57.7        60.9

Equity Ratios:
Regulatory leverage ratio........................................       8.1       8.0          8.0        8.5         8.0
Risk-based capital:
  Tier 1 ratio...................................................       8.1       8.2          7.9        8.6         8.3
  Total capital ratio............................................      11.4      11.7         11.3       12.4        12.3

Common Stock Data:
Average shares outstanding, basic................................     1,180     1,178        1,175      1,172       1,169
Average shares outstanding, diluted..............................     1,195     1,193        1,188      1,188       1,189
Stock price, quarter-end.........................................    $59.56    $55.06       $51.06     $42.44      $55.81

--------
(1) Noninterest expense reduced by restructuring charges and merger-related costs, including certain integration costs.
(2) Includes trust preferred capital securities.


NOTE: Throughout this report, "the Corporation" and "Bank One" refer to BANK ONE
      CORPORATION.

                               Business Segments

Highlights

                                                                           Managed          Average
                                           Net                             Average           Common
                                      Income ($MM)          ROE          Assets ($B)      Equity ($B)
                                     --------------     -----------      -----------      -----------
Three Months Ended June 30            1999     1998     1999   1998      1999    1998     1999   1998
-----------------------------------------------------------------------------------------------------
Commercial Banking.................  $  415   $ 383       21%    20%    $150.4  $143.4    $ 7.8  $ 7.6
Credit Card/Consumer Lending.......     355     234       19     14      106.1    94.3      7.5    6.5
Other Consumer.....................     255     191       29     23       39.6    37.0      3.5    3.4
Other Activities/Unallocated.......      87     107      N/A    N/A        2.1     2.8      1.9    1.7
                                     ------   -----     ----   ----     ------  ------    -----  -----
  Total Operating..................   1,112     915       21     19      298.2   277.5     20.7   19.2
Merger-related and unusual items...    (120)    (20)       -      -          -       -        -      -
                                     ------   -----     ----   ----     ------  ------    -----  -----
 Total Bank One....................  $  992   $ 895       19%    19%    $298.2  $277.5    $20.7  $19.2
                                     ======   =====     ====   ====     ======  ======    =====  =====
Investment Management
 (included above)..................  $   96   $  52       54%    31%                      $ 0.7  $ 0.7
                                     ======   =====     ====   ====                       =====  =====

N/A--Not applicable.

                                                                           Managed         Average
                                           Net                             Average          Common
                                      Income ($MM)          ROE          Assets ($B)      Equity ($B)
                                     --------------     -----------      -----------      -----------
Six Months Ended June 30              1999     1998     1999   1998      1999    1998     1999   1998
-----------------------------------------------------------------------------------------------------
Commercial Banking.................  $  801   $  718      21%    19%    $150.1  $141.4    $ 7.8  $ 7.6
Credit Card/Consumer Lending.......     712      510      19     16      105.8    95.6      7.4    6.5
Other Consumer.....................     452      379      26     23       39.3    36.7      3.5    3.4
Other Activities/Unallocated.......     193      216     N/A    N/A        2.6     2.7      1.9    1.4
                                     ------   ------    ----   ----     ------  ------    -----  -----
  Total Operating..................   2,158    1,823      21     19      297.8   276.4     20.6   18.9
Merger-related and unusual items...     (15)       5       -      -          -       -        -      -
                                     ------   ------    ----   ----     ------  ------    -----  -----
  Total Bank One...................  $2,143   $1,828      21%    19%    $297.8  $276.4    $20.6  $18.9
                                     ======   ======    ====   ====     ======  ======    =====  =====
Investment Management
 (included above)..................  $  166   $  101      47%    30%                      $ 0.7  $ 0.7
                                     ======   ======    ====   ====                       =====  =====

N/A--Not applicable.

Business Segment Management

      The Corporation manages its lines of business on risk, return and growth parameters. The reported returns on equity are on a risk-adjusted basis, with risk being differentiated through the capital allocation process. Therefore, returns will tend to converge within a relatively limited range. The capital framework is based on a targeted AA debt rating for the Corporation, which is considerably more conservative than that of peer competitors in most business lines. Ongoing capital allocation to business lines will be based not only on risk, but on growth expectations as well. Businesses with higher growth potential will attract more capital and resources than those with lower growth rates. Overall, this discipline aims to support superior growth and returns for the Corporation.


Description of Methodology

 Key elements of the management reporting process include:

  . Funds Transfer Pricing - To determine net interest income for the business units, a detailed process of charging/crediting for assets/liabilities is employed. This system is designed to be consistent with the Corporation's asset and liability management principles.

   Provisions for credit losses is determined using specific methodologies that measure expected loss over a certain period of time. Differences between aggregated provision cost and the Corporation's total are shown in Corporate/Unallocated.

 . Cost Allocation - Costs of support units are fully allocated to the business lines. Allocation processes continue to be standardized in 1999 for these indirect expenses and overhead costs.

 . Capital Attribution - Common equity is assigned to the business units based on the underlying risk of their activities. Four forms of risk are measured: credit, market, operational and lease residual. The risk tolerance used in this framework is consistent with that required for the AA debt rating. See page 25 for more information on economic capital.

   To the extent practicable, results for prior periods have been restated to reflect organizational changes and material refinements in management reporting policies.

Other principles employed by the Corporation in developing line of business results are:

 .  During the second quarter, portions of the Corporation's Retail and Finance
   One lines of business were realigned to Consumer Lending, which operates under the same executive management as the Credit Card business. The remaining units of Retail and Finance One are classified as Other Consumer.

 . Provision expense for the Commercial line of business is recorded using a standard cost methodology. Prior period results have been restated for this change.

 . The merger-related charges and unusual transactions are not attributed to any line of business; results are presented on an operating basis. The "Earnings Analysis" section beginning on page 7 provides more information about the reconciliation of reported results to operating results on a managed basis.

 . All disclosures are on a managed basis; securitized credit card receivables and related income statement line items are presented as if they were on-balance-sheet loans.

 . The "Other" category includes certain proprietary investing and other small non-core business activities, as well as unallocated capital and unusual corporate items.

Summary
   More detailed results for the lines of business follow, along with explanatory comments.

                                               Three Months Ended June 30                   Six Months Ended June 30
Commercial Banking                        -----------------------------------         ----------------------------------
(Dollars in millions)                     1999            1998          % Chg         1999           1998          % Chg
------------------------------------------------------------------------------------------------------------------------
Net interest income (FTE)..........      $  734          $  711            3%        $1,482          $1,412           5%
Provision for credit losses........         110              96           15            214             194          10
Noninterest income.................         662             702           (6)         1,312           1,324          (1)
Noninterest expense................         696             764           (9)         1,453           1,503          (3)
Net income.........................         415             383            8            801             718          12

Return on equity...................          21%             20%                         21%             19%
Efficiency ratio...................          50%             54%                         52%             55%

(In billions)
Average loans......................      $ 81.3          $ 77.7            5%        $ 80.7          $ 75.9           6%
Average assets.....................       150.4           143.4            5          150.1           141.4           6
Average common equity..............         7.8             7.6            3            7.8             7.6           3

----------
FTE--Fully taxable equivalent.

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

  For the three and six months ended June 30, 1999, net income was $415 million and $801 million, respectively, representing increases of 8% and 12% compared to a year earlier. Return on equity was 21% for the current six month period, driven by continued growth in loans and spread income, and excellent expense management. The key to the performance, however, remains disciplined expense management, which is reflected in the ongoing improvement in operating efficiency.

  The $7.8 billion of average common equity attributed to Commercial Banking is predicated on the assessment of inherent business risks. It represents about 10% of total average loans, but also covers other relatively low-risk assets.

Consumer Businesses

  The Corporation serves a number of different consumer markets with a variety of products and through multiple delivery channels. For 1998, this business was managed in three separate segments: Credit Card, Retail Banking and Finance One. In the second quarter of 1999, changes were made in this organizational structure, reflecting the Corporation's strategy to more effectively leverage marketing resources and distribution channels. The consumer businesses now consist of Credit Card (including WingspanBank.com), Consumer Lending and Other Consumer. For second-half 1999 reporting, Credit Card and Consumer Lending will be reported on a combined basis, consistent with the evolving management strategy of those activities.

Credit Card/Consumer Lending                 Three Months Ended June 30                   Six Months Ended June 30
                                     -------------------------------------------  -----------------------------------------
(Dollars in millions)                        1999            1998          % Chg         1999           1998          % Chg
---------------------------------------------------------------------------------------------------------------------------
Total revenue......................         $2,637          $2,152           23%        $5,245         $4,330           21%
Provision for credit losses........            960             888            8          1,885          1,813            4
Noninterest expense................          1,131             902           25          2,283          1,726           32
Net income.........................            355             234           52            712            510           40

Return on equity...................             19%             14%                         19%            16%
Efficiency ratio...................             43%             42%                         44%            40%

(In billions)
Average loans......................         $100.2          $ 88.3           13%        $100.0         $ 89.7           11%
Average common equity..............            7.5             6.5           15            7.4            6.5           14

Credit Card                                  Three Months Ended June 30                   Six Months Ended June 30
                                     -------------------------------------------  -----------------------------------------
(Dollars in millions)                        1999            1998          % Chg         1999           1998          % Chg
---------------------------------------------------------------------------------------------------------------------------
Net interest income (FTE)..........         $1,782          $1,530           16%        $3,602         $3,038           19%
Provision for credit losses........            910             836            9          1,761          1,705            3
Noninterest income.................            514             298           72            904            612           48
Noninterest expense................            920             687           34          1,851          1,311           41
Net income.........................            303             197           54            591            409           44

Return on managed receivables......            1.7%            1.3%                        1.7%           1.4%
Return on equity...................             19%             15%                         19%            16%
Efficiency ratio...................             40%             38%                         41%            36%
Managed net charge-off ratio.......           5.25%           6.11%                       5.07%          6.08%

(In billions)
Average loans......................         $ 70.0          $ 58.7           19%        $ 69.9         $ 58.9           19%
Average assets.....................           75.1            64.1           17           74.9           64.3           16
Average common equity..............            6.3             5.3           19            6.3            5.3           19

First USA, one of the world's leading credit card companies, earned $303 million for the second quarter and $591 million for the first six months of 1999. These results represented an increase of over 44% from the six month period in 1998. Return on managed receivables and return on equity both improved as well. Equity attributed to the Credit Card business is held at 9% of managed receivables, a ratio that is generally higher than that of most competitors.

  Managed credit card receivables averaged $69.9 billion for the first six months, an $11 billion or 19% increase over the same period in 1998. Total revenue rose 23% for the six months ended June 30, 1999 versus 1998. Managed net charge-offs for the six months ended June 30, 1999 were 5.07% compared to 6.08%. Credit quality continued to improve for this business reflecting the better overall financial position of the consumer sector. Concurrent with this trend, however, is moderating demand for unsecured consumer debt products and a continued competitive environment for credit card issuers. This is likely to result in slower growth in receivables and revenue for the credit card industry in the near term.

Credit card expenses increased due to the costs associated with servicing the higher volume of credit card receivables and marketing costs that were previously capitalized are now expensed as incurred.

Consumer Lending                             Three Months Ended June 30                    Six Months Ended June 30
                                     -------------------------------------------  ------------------------------------------
(Dollars in millions)                         1999            1998         % Chg          1999           1998         % Chg
----------------------------------------------------------------------------------------------------------------------------
Net interest income (FTE)..........          $ 255           $ 251            2%         $ 548          $ 534            3%
Provision for credit losses........             50              52           (4)           124            108           15
Noninterest income.................             86              73           18            191            146           31
Noninterest expense................            211             215           (2)           432            415            4
Net income.........................             52              37           41            121            101           20

Return on equity...................             18%             13%                         21%            17%
Efficiency ratio...................             62%             66%                         58%            61%

(In billions)
Average loans......................          $30.2           $29.6            2%         $30.1          $30.8           (2%)
Average assets.....................           31.0            30.2            3           30.9           31.3           (1)
Average common equity..............            1.2             1.2            -            1.1            1.2           (8%)

  Consumer Lending offers a wide range of loan products, including home equity loans and lines, mortgage loans, tax refund anticipation loans, education finance loans and other secured loans. These loans are generated nationwide through a variety of distribution channels, including telemarketing, direct mail, retail banking centers, the Internet and third party originators.

  Net income was $52 million and $121 million for the three and six months ended June 30, 1999, respectively. This represents increases of 41% and 20% from the same periods a year earlier. Compared to the first six months of 1998, return on equity improved from 17% to 21% and operating efficiency improved from 61% to 58%. Tax refund anticipation loans contributed $23 million and $24 million to net income of the Consumer Lending business for the first half of 1999 and 1998, respectively.

Other Consumer                                Three Months Ended June 30                    Six Months Ended June 30
                                     --------------------------------------------  ------------------------------------------
(Dollars in millions)                         1999            1998         % Chg           1999           1998        % Chg
-----------------------------------------------------------------------------------------------------------------------------
Net interest income (FTE)..........          $ 798           $ 813           (2)%        $1,587         $1,621           (2)%
Provision for credit losses........             26              64          (59)             77            126          (39)
Noninterest income.................            376             388           (3)            717            782           (8)
Noninterest expense................            756             840          (10)          1,542          1,689           (9)
Net income.........................            255             191           34             452            379           19

Return on equity...................             29%             23%                          26%            23%
Efficiency ratio...................             64%             70%                          67%            70%

(In billions)
Average loans......................          $34.0           $31.7            7%         $ 33.6         $ 31.3            7%
Average assets.....................           39.6            37.0            7            39.3           36.7            7
Average deposits...................           88.6            93.3           (5)           89.4           93.1           (4)
Average common equity..............            3.5             3.4            3             3.5            3.4            3

Other Consumer includes an extensive banking center network, ATM's, online banking and other distribution channels, as well as small business, indirect auto financing, and other forms of secured financing. For the first six months of 1999, this business unit produced net income of $452 million, up 19% from the same period in 1998. Drivers of performance were improved efficiency and credit quality.

    Return on equity for the first half of 1999 was 26%. Average deposit levels were $89 billion and loan volumes increased to nearly $34 billion.

    Since the first quarter of 1998, the Corporation has sold 214 banking centers with approximately $5.7 billion in deposits. A significant portion of these sales related to the completion of the First Commerce acquisition and the BANC ONE/First Chicago NBD merger.

Investment Management                             Three Months Ended June 30                     Six Months Ended June 30
                                             ------------------------------------         --------------------------------------
(Dollars in millions)                        1999            1998           % Chg          1999             1998           % Chg
--------------------------------------------------------------------------------------------------------------------------------
Total revenue......................         $  380          $  297           28%          $  749            $ 574           30%
Noninterest expense................            233             215            8              498              416           20
Net income.........................             96              52           85              166              101           64

Return on equity...................             54%             31%                           47%              30%
Efficiency ratio...................             61%             73%                           66%              72%

(In billions)
Assets under management............         $124.6          $102.4           22%          $124.7            $98.3           27%
Average common equity..............            0.7             0.7            -              0.7              0.7            -

(In millions)
Net income attribution:
Commercial.........................         $   52          $   38                        $   93            $  75
Credit Card........................             27               2                            43                2
Other Consumer.....................             17              12                            30               24

    Investment Management continues to be a high-growth, high-return business for the Corporation, serving consumer and commercial customers. Its assets under management grew substantially to $125 billion at June 30,1999. Net income increased 64% to $166 million for the six months ended June 30, 1999. The majority of this growth was generated from insurance products sold to credit card customers.

Other Activities                            Three Months Ended June 30          Six Months Ended June 30
                                            --------------------------          ------------------------
(In millions)                                1999                1998           1999                1998
---------------------------------------------------------------------------------------------------------
Total revenue......................          $  51               $  75          $ 140               $ 109
Noninterest expense................             34                  28             62                  43
Net income.........................             11                  30             55                  42

(In billions)
Average assets.....................            2.1                 2.8            2.6                 2.7
Average common equity..............            0.2                 0.2            0.2                 0.2

Other Activities includes the results of certain proprietary investing and other small, non-core business units. Most of the revenue in this category is produced from equity securities gains.

Corporate/Unallocated                     Three Months Ended June 30                  Six Months Ended June 30
                                     -----------------------------------          -------------------------------
(In millions)                                 1999            1998                       1999           1998
-----------------------------------------------------------------------------------------------------------------

Total revenue......................          $ 105           $  94                      $ 165          $ 163
Provision for credit losses........            (20)            (25)                       (73)          (113)
Noninterest expense................              9               2                         24              6
Net income.........................             76              77                        138            174

(In billions)
Average common equity..............            1.7             1.5                        1.7            1.2

  Various special gains and charges, as well as approximately $1.7 billion of capital, are not attributed to specific business lines. Also, the difference between standard credit costs in the business lines and the Corporation's actual provision expense is reflected in this category.

  See Note 7--Operating Segments for additional disclosure regarding the Corporation's business segments.


                               Earnings Analysis

Introduction

  To better understand underlying trends and performance, and to present financial performance on an "operating" basis, the Corporation has excluded restructuring and merger-related costs as well as the effects of unusual events or transactions. Operating results should be reviewed in conjunction with reported results.

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

Summary of Financial Results

  The Corporation reported net income of $992 million, or 83 cents per share, for the second quarter of 1999, up 11% from net income of $895 million, or 75 cents per share, for the second quarter of 1998. The second quarter 1999 results included ongoing merger-related and restructuring costs totaling $179 million pretax, or 10 cents per share.

  On a year-to-date basis, the Corporation reported net income of $2.143 billion or $1.79 per share, up 17% from $1.828 billion or $1.53 per share for the year-earlier period. Ongoing merger-related and restructuring costs totaled $383 million, or 22 cents per share, for the first six months of 1999. The 1999 six-month results also include a gain of $249 million pretax, or 14 cents per share, resulting from the merger-related sale of 51 banking centers in Indiana. Additionally, Concord EFS, Inc. acquired Electronic Payment Services, Inc.
(EPS), which resulted in a first-quarter pretax gain of $111 million, or 6 cents per share, on the Corporation's investment in EPS. The $42 million second-quarter 1999 gain on the liquidation of the Corporation's resulting interest in Concord EFS securities was included in operating results.

The following table summarizes key financial lines and ratios on a reported basis for the periods presented.

                                                        Three Months Ended June 30                Six Months Ended June 30
                                                     -----------------------------------      -----------------------------------
(Dollars in millions, except per-share data)            1999        1998      Change            1999           1998      Change
---------------------------------------------------------------------------------------------------------------------------------
Net interest income--tax-equivalent basis..........    $2,341      $2,379        (2)%           $4,650         $4,699        (1)%
Provision for cresit losses........................       275         400       (31)               556            791       (30)
Noninterest income.................................     2,222       2,088         6              4,812          4,004        20
Noninterest expense................................     2,806       2,719         3              5,747          5,150        12
Net income.........................................       992         895        11              2,143          1,828        17
Earnings per share
  Basic............................................      0.84        0.76        11               1.81           1.56        16
  Diluted..........................................      0.83        0.75        11               1.79           1.53        17

Return on assets...................................      1.57%       1.49%                        1.71%          1.54%
Return on common equity............................      19.1        18.6                         21.0           19.4
Net interest margin................................      4.26        4.53                         4.28           4.54
Efficiency ratio...................................      61.5        60.9                         60.7           59.2

Adjustments to Operating Results on a Managed Basis

     In arriving at managed operating results for the periods presented, the Corporation has adjusted reported results as follows:

     . To reflect securitized credit card receivables as on-balance-sheet loans;

     . To exclude restructuring and merger-related costs associated with the merger of BANC ONE CORPORATION and First Chicago NBD Corporation which totaled $179 million (pretax) in the second quarter of 1999, and $383 million (pretax) for the first six months of 1999;

     . To exclude the pretax gain of $249 million from the Indiana banking center divestitures completed in the first quarter of 1999;

     . To exclude the first-quarter 1999 pretax gain of $111 million on the Corporation's investment in EPS;

     . To exclude gains generated in 1998 from the sale of banking centers associated with the Retail Delivery Initiative totaling $155 million (pretax) for the second quarter and $190 million (pretax) for the first six months of 1998; and

     . To exclude restructuring and merger-related costs totaling $182 million (pretax) associated with the acquisition of First Commerce Corporation ("First Commerce") in the second quarter of 1998.

The following table reconciles reported results with operating results for the periods presented.

                                                  Three Months Ended June 30                Six Months Ended June 30
                                             -----------------------------------      -----------------------------------
                                                   1999              1998                   1999               1998
                                             ----------------  -----------------      ----------------   ----------------
                                               Net     EPS,      Net      EPS,          Net      EPS,      Net      EPS,
(In millions, except per-share data)          Income  diluted  Income   diluted       Income   diluted   Income   diluted
                                              ------  -------  -------  --------      -------  --------  -------  --------
Reported..........................            $  992    $0.83   $ 895    $ 0.75       $2,143    $ 1.79   $1,828    $ 1.53
Restructuring and merger-
  related costs...................               120     0.10     127      0.11          258      0.22      127      0.11
Indiana divestitures..............                --       --      --        --         (168)    (0.14)      --        --
Concord/EPS gain..................                --       --      --        --          (75)    (0.06)      --        --
Gains from Retail
  Delivery Initiative.............                --       --    (107)    (0.09)          --        --     (132)    (0.11)
                                              ------    -----   -----    ------       ------    ------   ------    ------
Operating.........................            $1,112    $0.93   $ 915    $ 0.77       $2,158    $ 1.81   $1,823    $ 1.53
                                              ======    =====   =====    ======       ======    ======   ======    ======


A more detailed discussion of restructuring and merger-related costs and other charges begins on page 13.

Summary of Operating Results on a Managed Basis

     Operating earnings for the 1999 second quarter were $1.112 billion, or 93 cents per share, up 22% from a year ago. For the six-month period, 1999 operating earnings of $2.158 billion, or $1.81 per share, increased 18% over 1998 levels. The following table summarizes the key financial elements.

                                                Three Months Ended June 30     Six Months Ended June 30
                                               -----------------------------  ---------------------------
(Dollars in millions, except per-share data)     1999       1998     Change     1999      1998    Change
---------------------------------------------------------------------------------------------------------
Net interest income--tax-equivalent basis....    $3,675    $3,341        10%   $7,336    $6,661       10%
Provision for credit losses..................     1,075     1,023         5     2,103     2,020        4
Noninterest income...........................     1,688     1,594         6     3,313     3,081        8
Noninterest expense..........................     2,627     2,537         4     5,364     4,968        8
Net income...................................     1,112       915        22     2,158     1,823       18
Earnings per share
 Basic.......................................      0.94      0.78        21      1.82      1.56       17
 Diluted.....................................      0.93      0.77        21      1.81      1.53       18

Return on assets.............................      1.50%     1.32%               1.46%     1.33%
Return on common equity......................      21.4      19.0                21.1      19.3
Net interest margin..........................      5.55      5.42                5.61      5.47
Efficiency ratio.............................      49.0      51.4                50.4      51.0

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

                                                   Three Months Ended June 30               Six Months Ended June 30
                                                 -------------------------------     ------------------------------------
(Dollars in millions)                               1999       1998     Change          1999         1998        Change
-------------------------------------------------------------------------------------------------------------------------

Managed
 Net interest income--tax-equivalent basis...     $  3,675   $  3,341       10%       $  7,336      $  6,661          10%
 Average earning assets......................      265,488    247,152        7         263,895       245,776           7
 Net interest margin.........................         5.55%      5.42%                    5.61%         5.47%
Reported
 Net interest income--tax-equivalent basis...     $  2,341   $  2,379       (2)       $  4,650      $  4,699          (1)
 Average earning assets......................      220,505    210,628        5         219,214       208,947           5
 Net interest margin.........................         4.26%      4.53%                    4.28%         4.54%

     Managed net interest income was up 10% from the second quarter and first six months of 1998. Managed net interest margin was 5.55%, up 13 basis points from 5.42% a year ago. The year-to-date increase was 14 basis points. The increases reflect a higher-yielding mix of earning assets and lower relative funding costs.

     . Average managed credit card loans were $68.9 billion in the 1999 second quarter and $69.0 billion for the six-month period, both up 18% from the respective year-earlier period. This growth in higher-margin earning assets was the primary reason for the improvement in net interest margin from the year-earlier period. In the near term, slower growth in credit card receivables and revenues is anticipated industry-wide as a result of reduced demand and pricing competition.

     . Average consumer loans, excluding credit card loans, were up slightly from the year-ago volume. Growth in home-equity loans was offset by planned run-off in residential mortgages and some portfolio sales. Excluding loan-sales and securitizations, average other consumer loans grew 6%.

     . Average commercial loan volume increased 8% for the second quarter and 9% for the first six months of 1999, compared with the year-earlier periods, reflecting underlying growth, as well as loan demand resulting from market liquidity conditions that developed in the latter half of 1998.

     Going forward, a modest decline in the net interest margin is expected, as mix and pricing on credit card loans will compress credit card spreads and deposit growth will be flat; the recent rate increase will also be a factor. The recently announced stock repurchase program will also contribute to the narrowing of the net interest margin.

Noninterest Income

     In order to provide more meaningful trend analysis, credit card fee revenue and total noninterest income in the following table are shown on a managed basis. Managed credit card fee revenue excludes the net credit card servicing revenue (spread income less credit costs) associated with securitized credit card receivables.

     In addition, the table identifies adjustments to present noninterest income on an operating basis. Operating noninterest income for 1998 excludes gains from banking center sales associated with the Retail Delivery Initiative totaling $155 million for the second quarter and $190 million for the first six months.

     On an operating basis, managed noninterest income increased 6% from the second quarter of 1998, and 8%, compared with the first six months of 1998.

                                                       Three Months Ended June 30               Six Months Ended June 30
                                                       --------------------------               ------------------------
(Dollars in millions)                                1999        1998         Change         1999         1998         Change
-----------------------------------------------------------------------------------------------------------------------------
Trading profits..............................      $   33      $   65          (49)%       $  100       $  125          (20)%
Equity securities gains......................         133         121           10            229          193           19
Investment securities gains..................          34          49          (30)            86           82            5
                                                   ------      ------         ----         ------       ------         ----
     Market-driven revenue...................         200         235          (15)           415          400            4

Credit card revenue (1)......................         386         291           33            733          598           23
Fiduciary and investment management fees.....         197         203           (3)           376          401           (6)
Service charges on deposits..................         323         321            1            630          625            1
Other service charges and commissions........         400         345           16            783          701           12
                                                   ------      ------         ----         ------       ------         ----
     Managed fee-based revenue...............       1,306       1,160           13          2,522        2,325            8

Other........................................         182         199           (9)           376          356            6
                                                   ------      ------         ----         ------       ------         ----
     Managed noninterest income--
        operating basis......................       1,688       1,594            6          3,313        3,081            8
Gain--Indiana divestiture....................          --          --          N/M            249           --          N/M
Gain--Concord/EPS............................          --          --          N/M            111           --          N/M
Gains--Retail Delivery Initiative............          --         155          N/M             --          190          N/M
                                                   ------      ------         ----         ------       ------         ----
     Managed noninterest income--
        reported basis.......................      $1,688      $1,749           (3)%       $3,673       $3,271           12%
                                                   ======      ======         ====         ======       ======         ====

-------------
(1) Net credit card servicing revenue totaled $534 million for the second quarter of 1999, $339 million for the second quarter of 1998, $1.139 billion for the first six months of 1999 and $733 million for the first six months of 1998.
N/M--Not meaningful.


Market-Driven Revenue
---------------------

     Market-driven revenue generated gains of $200 million for the second quarter of 1999, compared with $235 million for the year-earlier quarter. On a year-to-date basis, market-driven revenue increased to $415 million from $400 million for 1998. While more sensitive to changes in market conditions than other noninterest income components, market-driven revenue remains a core component of the commercial business and an important contributor to overall earnings.

     Trading profits decreased compared with both the second quarter and first six months of 1998. Derivative and foreign-exchange trading activities contributed evenly to trading profits in 1999. Second-quarter 1998 trading results were exceptionally strong, particularly from derivative activities.

     Equity securities gains increased 10%, and 19%, compared with the second quarter and six-month periods of 1998, respectively. Second-quarter 1999 results included a $42 million gain from the Corporation's liquidation of its Concord EFS, Inc. securities. For the second quarter of 1998, the sale of a single venture capital investment in the electrical supply industry generated a $65 million gain.

     Active management of the Corporation's investment debt securities portfolio generated gains of $34 million for the second quarter of 1999, compared with similar gains in the year-ago quarter.


Managed Fee-Based Revenue
-------------------------

     Managed fee-based revenue increased 13% for the second quarter of 1999, compared with the year-ago quarter. On a year-to-date basis, the increase was 8%. Adjusted for the impact of the reclassification of shareholder services revenue described below, fee-based revenue increased 15% in the second quarter of 1999 and 10% for the first six months.

     Credit card fees increased to $386 million for the second quarter of 1999, from $291 million for the second quarter of 1998. This improvement reflects the growth in the managed credit card portfolio and increased transaction volume. Net gains from the securitization of credit card receivables were $50 million in the second quarter of 1999 and $11 million for the second quarter of 1998. On a year-to-date basis, net securitization gains totaled $74 million in 1999 and $33 million in 1998. Transaction volume increased 20% for the second quarter and 19% for the first six months of 1999, compared with 1998 volumes.

     Fiduciary and investment management fees for 1999 decreased 3% and 6%, compared with the second quarter and first six months of 1998, respectively. The Corporation combined its shareholder services business with that of Boston EquiServe Limited Partnership in December 1998 and began recording its proportionate share of the partnership's net earnings in other noninterest income categories at that time. This reclassification was the primary reason for the decline in fiduciary and investment management fees. Adjusted for this reclassification, fiduciary and investment management fees were up 11% for the second quarter and 8% on a year-to-date basis.

     Service charges on deposit accounts for the second quarter and first six months of 1999 were essentially flat with the year-earlier periods. Improved revenue from cash management products was essentially offset by declines in other deposit product fees.

     Other service charges and commissions rose 16% in the second quarter and 12% year-to-date compared with the prior-year periods. Strong residential mortgage refinancing activity and retail product fees, including investment management and insurance commissions, contributed to this year-over-year improvement.


Other Noninterest Income
------------------------

     On an operating basis, other noninterest income decreased $17 million, compared with the second quarter of 1998, and increased $20 million, compared with the first six months of 1998. Second-quarter 1999 other noninterest income included a $20 million charge associated with the Corporation's auto leasing portfolio. Second-quarter 1998 results included a $27 million gain on the sale of commercial leasing assets. Increased gains on the sale of loans and mortgage servicing rights contributed to much of the underlying growth in other noninterest income over year-ago levels.

Noninterest Expense

     On an operating basis, noninterest expense for the second quarter of 1999 increased 4% over the second-quarter 1998 levels. Growth and continued investment in the credit card business generated most of the increase. Excluding expenses of the credit card business, operating expense decreased 8% compared with the second quarter of 1998, and 4% percent compared with the first six months of 1998.

                                                 Three Months Ended June 30                Six Months Ended June 30
                                                 --------------------------                ------------------------
(Dollars in millions)                            1999        1998      Change          1999         1998          Change
-------------------------------------------------------------------------------------------------------------------------
Salaries and employee benefits
   Salaries..................................  $  921      $  945        (3)%        $1,883       $1,854             2%
   Employee benefits.........................     152         178       (15)            337          376           (10)
                                               ------      ------       ---          ------       ------           ---
       Total salaries and employee benefits..   1,073       1,123        (4)          2,220        2,230           N/M

Net occupancy and equipment expense..........     219         209         5             446          411             9
Depreciation and amortization................     169         167         1             344          333             3
Outside service fees and processing..........     420         348        21             826          621            33
Marketing and development....................     302         221        37             617          420            47
Communication and transportation.............     208         190         9             408          375             9
Other .......................................     270         334       (19)            577          633            (9)
Less:  Merger-related integration
       included above........................     (34)        (55)       38             (74)         (55)          (35)
                                               ------      ------       ---          ------       ------           ---
Noninterest expense--operating basis.........   2,627       2,537         4           5,364        4,968             8
Merger-related and restructuring costs.......     179         182        (2)            383          182           N/M
                                               ------      ------       ---          ------       ------           ---
Noninterest expense--reported basis..........  $2,806      $2,719         3%         $5,747       $5,150            12%
                                               ======      ======       ===          ======       ======           ===

________
N/M = Not meaningful.


     Salaries and benefits costs decreased 4% to $1.073 billion in the second quarter of 1999, from $1.123 billion a year ago. For the first six months of 1999, such costs were slightly below the year-ago levels. The variances in salaries reflect the increase in staff to support growth in certain business units, offset by the reduction in staff due to merger synergies. The decline in the cost of employee benefits primarily reflected adjustments required in conforming and combining certain benefit programs, as well as reduced pension costs.

     Occupancy and equipment expense was up $10 million, compared with the second quarter of 1998, and $35 million, compared with the first six months of 1998. The increases reflected the growth in production facilities and equipment costs in certain business units.

     The significant growth in outside service fees and processing costs reflected support and processing costs associated with the growth in credit card transaction volume and account generation. In addition, costs associated with technology and business reengineering efforts were up from those of a year ago.

     Year 2000 readiness costs totaled $32 million in the second quarter of 1999, compared with $34 million in the second quarter of 1998. On a year-to-date basis, Year 2000 readiness costs totaled $62 million for 1999 and $66 million for 1998. See "Year 2000 Readiness Disclosure" on page 24.

     Marketing and development costs increased $81 million, or 37%, in the second quarter of 1999 and $197 million, or 47%, for the first six months, compared with 1998. Credit card account sourcing costs that were previously capitalized are now being expensed as incurred, due to a change in business practice, driving a significant portion of the year-over-year increase.

Applicable Income Taxes

                                                    Three Months Ended June 30               Six Months Ended June 30
                                                    --------------------------               ------------------------
(Dollars in millions)                                 1999               1998                 1999               1998
-------------------------------------------------------------------------------------------------------------------------
Income before income taxes...................          $1,452              $1,317             $3,100             $2,700
Applicable income taxes......................             460                 422                957                872
Effective tax rates..........................            31.7%               32.0%              30.9%              32.3%

     Tax expense for both periods included benefits for tax-exempt income, tax-advantaged investments and general business tax credits, offset by the effect of nondeductible expenses, including goodwill.

Merger-Related Costs and Other Charges

     On October 2, 1998, BANC ONE CORPORATION ("BANC ONE") and First Chicago NBD Corporation ("FCN") merged into the Corporation (the "Merger").

     The Corporation estimates that net restructuring charges and merger-related costs of approximately $1.250 billion ($837 million after-tax) will be incurred in connection with the BANC ONE/FCN Merger. Actions incorporated in the business combination and restructuring plan are targeted for implementation over a 12-18 month period following the Merger. Merger-related costs totaled $383 million ($258 million after-tax), or 22 cents per share for the first six months of 1999. Gains on the required Indiana banking center divestitures totaled approximately $249 million in the first quarter of 1999. Merger-related and restructuring costs recorded in the fourth quarter of 1998 totaled $984 million, consisting of a restructuring charge of $636 million and merger-related costs of $348 million. An additional $132 million of merger-related costs is expected to be incurred during the remainder of 1999.

     Year-to-date 1999 merger-related costs of $383 million included $283 million related to the accounting consequences of changes in business practices. Of this total, $192 million resulted from the fourth-quarter 1998 modification, in light of the Merger, of a contractual relationship to purchase credit card accounts. Previously capitalized costs under this account sourcing agreement continue to be amortized over a one-year period. On a going forward basis, such costs are being expensed as incurred. Merger-related costs also included $100 million of business and systems integration costs.

     See Note 4 -- BANC ONE/FCN Merger and Note 6 -- Merger-Related and Restructuring Charges for additional information.

Merger Synergies and Integration Achievements

     While there can be no assurance that such business and financial goals will be achieved, the Corporation continues to expect to achieve approximately $1.2 billion in annual pretax synergies as a result of the Merger. It is currently anticipated that essentially all actions necessary to generate such synergies will be completed in a two-year time frame. Of this total, the Corporation expects to realize approximately $930 million in annual expense savings and approximately $275 million in enhanced annual revenues. The expense savings will be derived principally from cost reductions in the credit card, retail banking, commercial banking, capital markets and indirect lending businesses, in the operation and technology budgets and in general and administrative expenses, as well as through increased purchasing leverage with certain suppliers to the Corporation. Increased revenues are expected to come principally from cross-selling opportunities involving the credit card, retail banking and commercial banking businesses.

     About half of the $930 million of merger expense savings are expected to be achieved in 1999, primarily in the second half of the year. During the second quarter of 1999, incremental merger synergy cost savings totaled approximately $50 million. Coupled with the $50 million of cost synergies achieved in the first quarter, the cumulative savings should produce $350 million of the anticipated expense savings for 1999. The targeted revenue enhancements are ahead of plan and have been included, as achieved, in ongoing results.

     Merger integration achievements in the first six months of 1999 included:

     . Michigan and Indiana merger integration activities were completed as scheduled. The Indiana banks were successfully merged and their systems converted. The NBD Michigan banks were renamed Bank One.

     . Trust, investment management and broker dealer businesses were integrated and systems were merged.

     .    Divested 51 Indiana banking centers, with $1.9 billion in deposits.

     . Combined the entire mutual fund product line under One Group Mutual Funds, which now offers 48 mutual funds with more than $56 billion in assets under management.

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

     Compensation for assuming these risks is reflected in interest income, trading profits and fee income. In addition, these risks are factored into the allocation of capital to support various business activities, as discussed in the "Capital Management" section, beginning on page 24.

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

     The Consolidated Statement of Cash Flows, on page 30, presents data on cash and cash equivalents provided and used in operating, investing and financing activities.

     The Corporation's ability to attract wholesale funds on a regular basis and at a competitive cost is fostered by strong ratings from the major credit rating agencies. As of June 30, 1999, the Corporation and its principal banks had the following long- and short-term debt ratings.

Credit Ratings

                                                                                    Senior
June 30, 1999                                    Short-Term Debt                Long-Term Debt
                                          ---------------------------     -------------------------
                                             S & P          Moody's          S & P         Moody's
                                          ----------     ------------     ----------    -----------
The Corporation (Parent)...............       A-1             P-1              A+            Aa3
Principal Banks........................       A-1+            P-1             AA-            Aa2


     The Corporation's Treasury Department is responsible for identifying, measuring and monitoring the Corporation's liquidity profile. The position is evaluated monthly by analyzing the composition of the liquid asset portfolio, performing various measures to determine the sources and stability of the wholesale purchased funds market, tracking the exposure to off-balance-sheet draws on liquidity, and monitoring the timing differences in short-term cash flow obligations.

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

The following table shows the total funding source mix for the periods indicated.

Deposits and Other Purchased Funds
                                                     June 30       March 31        December 31    September 30      June 30
(In millions)                                         1999           1999             1998            1998           1998
--------------------------------------------------------------------------------------------------------------------------
Domestic offices
  Demand......................................       $ 33,881      $ 35,110         $ 39,854       $ 34,757       $ 38,551
  Savings.....................................         64,511        63,378           62,645         58,813         59,542
  Time
    Under $100,000............................         22,470        23,197           24,483         25,464         26,407
    $100,000 and over.........................         11,143        11,647           11,819         11,230         11,480
Foreign offices...............................         24,449        20,367           22,741         18,660         18,527
                                                     --------      --------         --------       --------       --------
       Total deposits.........................        156,454       153,699          161,542        148,924        154,507
Federal funds purchased and securities
  under repurchase agreements.................         19,710        20,111           23,164         20,619         19,088
Commercial paper..............................          2,926         3,595            2,113          1,375          1,848
Other short-term borrowings...................         13,723        13,185           14,824         11,848         13,920
Long-term debt (1)............................         27,728        24,988           22,298         22,141         22,248
                                                     --------      --------         --------       --------       --------
       Total other purchased funds............         64,087        61,879           62,399         55,983         57,104
                                                     --------      --------         --------       --------       --------
       Total..................................       $220,541      $215,578         $223,941       $204,907       $211,611
                                                     ========      ========         ========       ========       ========

______
(1) Includes trust preferred capital securities.

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

     The following table shows the value-at-risk at June 30, 1999.

Value-At-Risk
                                             June 30
(In millions)                                  1999
                                          --------------
Risk Type
  Interest rate..........................      $  28
  Exchange rate..........................          1
  Equity.................................          1
  Commodity..............................          -
  Diversification benefit................         (2)
                                               -----
 Aggregate portfolio market risk.........      $  28
                                               =====

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

  The Corporation's policies strictly limit which business units are permitted to assume interest rate risk. The level of interest rate risk that can be taken is closely monitored and managed by a comprehensive risk control process. The Market and Investment Risk Management Committee, consisting of senior executives of the finance group, credit and market risk oversight units, and line of business units, are responsible for establishing the market risk parameters acceptable for the Corporation's ALM position. Through these parameters this committee balances the return potential of the ALM position against the desire to limit volatility in earnings and/or economic value. The ALM position is measured and monitored using sophisticated and detailed risk management tools, including earnings simulation modeling and economic value of equity sensitivity analysis, to capture both near-term and longer-term interest rate risk exposures. The committee establishes the risk measures, risk limits, policy guidelines and internal control mechanisms (collectively referred to as the Interest Rate Risk Policy) for managing the overall ALM exposure. The Interest Rate Risk Policy is reviewed and approved by a committee of the Board of Directors.

  Earnings simulation analysis, or earnings-at-risk, measures the sensitivity of pretax earnings to various interest rate movements. The base-case scenario is established using the forward yield curve. The comparative scenarios assume an immediate parallel shock of the forward curve in increments of (plus-minus) 100 basis point rate movements. Additional scenarios are analyzed, including more gradual rising or falling rate changes and non-parallel rate shifts. The interest rate scenarios are used for analytical purposes and do not necessarily represent management's view of future market movements. Estimated earnings for each scenario are calculated over a forward-looking 12-month horizon.

                                                       Immediate Change
                                                           in Rates
Pretax earnings change                          -100 bp               +100 bp
                                             -----------------------------------
June 30, 1999...........................          1.8%                 (1.8)%
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

  Access to the derivatives market is an important element in maintaining the Corporation's desired interest rate risk position. In general, the assets and liabilities generated through ordinary business activities do not naturally create offsetting positions with respect to repricing, basis or maturity characteristics. Using off-balance-sheet instruments, principally plain vanilla interest rate swaps (ALM swaps), the interest rate sensitivity of specific on-balance-sheet transactions, as well as pools of assets or liabilities, is adjusted to maintain the desired interest rate risk profile. At June 30, 1999, the notional value of ALM interest rate swaps totaled $17.0 billion, including $12.0 billion against specific transactions and $5.0 billion against specific pools of assets or liabilities.

Asset and Liability Management Derivatives - Notional Principal

                              Receive Fixed           Pay Fixed              Basis
                              Pay Floating         Receive Floating          Swaps
(In millions)               ------------------    ------------------    ----------------     Total
June 30, 1999               Specific     Pool     Specific     Pool     Specific    Pool     Swaps
                            --------    ------    --------    ------    --------    ----    -------
---------------------------------------------------------------------------------------------------
Swaps associated with:
 Loans..................... $     -     $2,095     $  677     $2,460      $  -      $200    $ 5,432
 Investment securities.....     239          -        321          -       137         -        697
 Deposits..................     100         25          -          -         -         -        125
 Funds borrowed (including
  long-term debt)..........  10,068          -        360        100       100        75     10,703
                            -------     ------     ------     ------      ----      ----    -------
     Total................. $10,407     $2,120     $1,358     $2,560      $237      $275    $16,957
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

  The notional amounts, expected maturity, and weighted average pay and receive rates for the ALM swap position at June 30, 1999, are summarized below. For generic swaps, the maturities are contractual. In the table below, the variable interest rates--which generally are the prime rate, federal funds rate or the one-month, three-month and six-month London interbank offered rates ("LIBOR") in effect on the date of repricing--are assumed to remain constant. However, interest rates will change and consequently will affect the related weighted average information presented in the table.

Asset and Liability Management Swaps--Maturities and Rates

June 30, 1999 (Dollars in millions)     1999      2000     2001     2002      2003     Thereafter     Total
                                       ------    ------    ----    ------    ------    ----------    -------
------------------------------------------------------------------------------------------------------------
Receive fixed/pay floating swaps
 Notional amount.....................  $1,047    $5,271    $675    $  725    $1,209      $3,600      $12,527
 Weighted average
  Receive rate.......................    5.52%     5.68%   6.07%     6.61%     6.07%       6.61%        6.05%
  Pay rate...........................    5.18%     5.14%   5.13%     5.14%     5.12%       5.10%        5.13%
Pay fixed/receive floating swaps
 Notional amount.....................  $1,344    $1,133    $ 93    $  319    $  265      $  764      $ 3,918
 Weighted average
  Receive rate.......................    5.13%     5.11%   5.39%     5.24%     5.19%       5.08%        5.13%
  Pay rate...........................    6.06%     6.23%   6.59%     6.43%     6.43%       6.34%        6.23%
Basis swaps
 Notional amount.....................  $  275    $   50    $ 50    $    -    $    -      $  137      $   512
                                       ------    ------    ----    ------    ------      ------      -------
Total notional amount................  $2,666    $6,454    $818    $1,044    $1,474      $4,501      $16,957
                                       ======    ======    ====    ======    ======      ======      =======

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

  Customer transactions create credit exposure that is reported both on and off the balance sheet. On-balance-sheet credit exposure includes such items as loans. Off-balance-sheet credit exposure includes unfunded credit commitments and other credit-related financial instruments. Credit exposures resulting from derivative financial instruments are reported both on and off the balance sheet; see page 23 for more details.

Selected Statistical Information

                                                    June 30       March 31       December 31      September 30       June 30
(Dollars in millions)                                1999           1999             1998             1998            1998
------------------------------------------------------------------------------------------------------------------------------

At period-end
  Loans outstanding............................      $157,464       $154,850          $155,398         $154,057       $160,023
  Nonperforming loans..........................         1,032          1,031               729              718            640
  Other nonperforming assets, including
   other real estate owned.....................           105            117                90               87             70
  Nonperforming assets.........................         1,137          1,148               819              805            710
  Allowance for credit losses..................         2,250          2,270             2,271            2,751          2,752
  Nonperforming asset ratio....................          0.72%          0.74%             0.53%            0.52%          0.44%
  Allowance for credit losses/loans
    outstanding................................          1.43           1.47              1.46             1.79           1.72
  Allowance for credit losses/
    nonperforming loans........................           218            220               312              383            430
For the three months ended
  Average loans................................      $155,496       $153,271          $149,146         $154,466       $158,207
  Net charge-offs..............................           275            281               297              345            442
  Net charge-offs/average loans................          0.71%          0.73%             0.80%            0.89%          1.12%

  For analytical purposes, the Corporation's portfolio is divided into commercial, consumer and credit card segments.


Loan Composition

                                                   June 30        March 31       December 31     September 30     June 30
(In millions)                                        1999           1999            1998             1998           1998
--------------------------------------------------------------------------------------------------------------------------
Commercial
 Domestic
   Commercial..................................      $ 53,690      $ 52,208         $ 53,362        $ 48,591      $ 51,651
   Real estate
     Construction..............................         5,441         5,172            5,108           5,383         4,937
     Other.....................................        18,114        17,927           17,787          17,082        17,000
   Lease financing.............................         6,598         6,101            6,236           5,691         4,514
 Foreign.......................................         5,880         6,173            5,945           5,148         5,177
                                                     --------      --------         --------        --------      --------
      Total commercial.........................        89,723        87,581           88,438          81,895        83,279
Consumer
   Residential real estate.....................        13,708        12,784           12,215          12,652        14,653
   Home equity.................................        13,509        13,159           13,589          12,588        13,168
   Automotive (1)..............................        21,820        20,942           20,634          19,684        19,368
   Student.....................................         2,834         2,942            3,129           2,833         3,155
   Other.......................................         7,742         8,042            8,359           8,622         8,393
                                                     --------      --------         --------        --------      --------
      Total consumer...........................        59,613        57,869           57,926          56,379        58,737
Credit card (2)................................         8,128         9,400            9,034          15,783        18,007
                                                     --------      --------         --------        --------      --------
      Total....................................      $157,464      $154,850         $155,398        $154,057      $160,023
                                                     ========      ========         ========        ========      ========

____________
(1)  Includes auto lease receivables.
(2) During 1998, the Corporation's certificated retained interest in credit card securitizations was reclassified to investment securities--available-for-sale. The certificated retained interest totaled $14.5 billion at June 30, 1999, $14.7 billion at March 31, 1999, and $16.7 billion at year-end 1998.

Allowance for Credit Losses

  The allowance for credit losses is maintained at a level that in management's judgment is adequate to provide for estimated probable credit losses inherent in various on- and off-balance-sheet financial instruments. The level of the allowance reflects management's formal review and analysis of potential credit losses, as well as prevailing economic conditions.

Analysis of Allowance for Credit Losses
                                                   June 30       March 31       December 31       September 30      June 30
(In millions)                                       1999           1999             1998              1998            1998
------------------------------------------------------------------------------------------------------------------------------
Balance, beginning of period..................        $2,270         $2,271            $2,751            $2,752         $2,794
Provision for credit losses...................           275            281               272               345            400
Charge-offs
 Commercial...................................           106             83               103                64            103
 Consumer.....................................           134            172               147               141            147
 Credit card..................................           114            112               127               238            310
                                                      ------         ------            ------            ------         ------
    Total charge-offs.........................           354            367               377               443            560
Recoveries
 Commercial...................................            25             20                23                21             23
 Consumer.....................................            45             52                43                43             52
 Credit card..................................             9             14                14                34             43
                                                      ------         ------            ------            ------         ------
    Total recoveries..........................            79             86                80                98            118
Net charge-offs...............................           275            281               297               345            442
Other.........................................           (20)            (1)             (455)               (1)             -
                                                      ------         ------            ------            ------         ------
Balance, end of period........................        $2,250         $2,270            $2,271            $2,751         $2,752
                                                      ======         ======            ======            ======         ======

  As part of the BANC ONE/FCN Merger integration, the accounting and credit practices associated with the credit card businesses were conformed, including the balance sheet classification of the Corporation's investment in its interest (seller's interest) in securitized credit card receivables, the timing of charge-offs and the appropriate reserves that should be maintained against remaining credit risk. Conforming these practices in the fourth quarter of 1998 resulted in the transfer of $375 million from the allowance for credit losses to a securities valuation account. As a result, such investment securities (seller's interest and the interest-only strip) are carried at fair value. The remaining transfer was primarily related to First USA's contribution of its $1.6 billion private-label credit card portfolio to a new joint venture formed with GE Capital Corporation. Other reductions in the allowance for credit losses in the second quarter of 1999 primarily reflect the allocable credit reserves related to certain consumer loan securitizations that were completed during the quarter.

Nonperforming Assets

  At June 30, 1999, nonperforming assets totaled $1.137 billion, down slightly from March 31, 1999, but up compared with $819 million at year-end 1998. Nonperforming assets at June 30, 1999, included $1.032 billion of nonperforming loans and $105 million of other nonperforming assets, including other real estate owned. See page 22 for additional information.

                                                   June 30       March 31       December 31       September 30       June 30
(Dollars in millions)                               1999           1999             1998              1998            1998
------------------------------------------------------------------------------------------------------------------------------
Nonperforming loans...........................        $1,032         $1,031             $ 729             $ 718          $ 640
Other, including other real estate owned......           105            117                90                87             70
                                                      ------         ------             -----             -----          -----
     Total nonperforming assets...............        $1,137         $1,148             $ 819             $ 805          $ 710
                                                      ======         ======             =====             =====          =====
Nonperforming assets/related assets...........          0.72%          0.74%             0.53%             0.52%          0.44%
                                                      ======         ======             =====             =====          =====

Consumer Risk Management

     Consumer loans consist of credit card receivables as well as residential mortgage and home equity loans, automobile financing, student loans and other forms of consumer installment credit. Including securitized credit card receivables, the consumer portfolio totaled $129.1 billion at June 30, 1999.

Consumer and Credit Card Loans

                                                    June 30       March 31       December 31     September 30     June 30
(In millions)                                        1999           1999            1998             1998           1998
-------------------------------------------------------------------------------------------------------------------------
Credit card (1)..............................      $  8,128      $  9,400         $  9,034         $ 15,783      $ 18,007
Residential real estate......................        13,708        12,784           12,215           12,652        14,653
Home equity..................................        13,509        13,159           13,589           12,588        13,168
Automotive (2)...............................        21,820        20,942           20,634           19,684        19,368
Student......................................         2,834         2,942            3,129            2,833         3,155
Other consumer...............................         7,742         8,042            8,359            8,622         8,393
                                                   --------      --------         --------         --------      --------
 Total owned.................................        67,741        67,269           66,960           72,162        76,744
Securitized credit card......................        61,331        58,964           60,993           49,386        40,703
                                                   --------      --------         --------         --------      --------
  Total managed..............................      $129,072      $126,233         $127,953         $121,548      $117,447
                                                   ========      ========         ========         ========      ========

Managed credit card..........................      $ 69,459      $ 68,364         $ 70,027         $ 65,169      $ 58,710
                                                   ========      ========         ========         ========      ========

_______
(1) During 1998, the Corporation's certificated retained interest in credit card securitizations was reclassified to investment securities--available-for-sale. The certificated retained interest totaled $14.5 billion at June 30, 1999, $14.7 billion at March 31, 1999, and $16.7 billion at year-end 1998.
(2) Includes auto lease receivables.

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

     For the credit card portfolio, loss potential is tested using expected levels of losses based on delinquencies and other risk characteristics of the portfolio. For the other segments of the consumer portfolio, reserve factors are developed by analyzing vintage performance, delinquency trends and other relevant risk factors to ensure appropriate reserves for prospective credit performance.

Managed Credit Card Receivables                                            Three Months Ended
                                                 June 30           March 31        December 31    September 30     June 30
(Dollars in millions)                             1999               1999              1998           1998          1998
---------------------------------------------------------------------------------------------------------------------------
Average balances
 Credit card loans (1)....................       $ 8,520           $ 9,036           $ 7,865         $15,578        $18,573
 Securitized credit card receivables......        60,427            60,108            58,325          43,512         39,660
                                                 -------           -------           -------         -------        -------
  Total average managed
   credit card receivables................       $68,947           $69,144           $66,190         $59,090        $58,233
                                                 =======           =======           =======         =======        =======

Total net charge-offs (including
 securitizations).........................       $   905           $   845           $   792         $   802        $   890
                                                 =======           =======           =======         =======        =======

Net charge-offs/average total
 managed receivables......................          5.25%             4.89%             4.79%           5.43%          6.11%

Credit card delinquency rate at period end
 30 or more days..........................          4.30              4.51              4.47            4.50           4.34
 90 or more days..........................          1.96              2.06              1.98            1.90           1.97

______
(1) The Corporation's certificated retained interest averaged $15.4 billion for the second quarter of 1999, $15.7 billion for the first quarter of 1999 and $14.3 billion for the fourth quarter of 1998.

     Managed credit card receivables (i.e., those held in the portfolio and those sold to investors through securitization) were $69.5 billion at June 30, 1999, down from a seasonal high of $70.0 billion at year-end 1998.

     The managed credit card net charge-off rate for the second quarter of 1999 decreased to 5.25% from 6.11% in the second quarter of 1998. In the fourth quarter of 1998, the Corporation conformed its credit card charge-off policy. Without conforming such practices, the first quarter 1999 charge-off ratio would have been 5.32%, and the fourth quarter 1998 ratio would have been 5.42%. The 30-and 90-day delinquency rates at June 30, 1999, decreased from those of December 31, 1998.

      Credit card net charge-off performance has continued to improve in 1999 and is expected to remain stable or improve modestly over the balance of the year. Consumer debt-service burdens have eased in 1999, following the decline in interest rates and increased mortgage refinance activity that occurred in late 1998 and early 1999. A strong employment environment, coupled with real wage, gains has contributed to improved consumer cash flow. Personal bankruptcies have declined from year-ago levels, but bankruptcy filings remain at historically high levels. Competition for new, creditworthy customers remains intense. Management continues to review credit limits, close high-risk unprofitable accounts, monitor authorization criteria, and review policies and procedures for delinquency management and collection.


Other Consumer Loans                                                      Three Months Ended
                                                 June 30        March 31         December 31      September 30     June 30
(Dollars in millions)                             1999            1999              1998              1998          1998
---------------------------------------------------------------------------------------------------------------------------
Average balances.........................       $58,065         $57,177            $56,263           $57,633        $57,207
Total net charge-offs....................            89             120                104                98             95
Net charge-offs/average balances.........          0.61%           0.84%              0.74%             0.68%          0.66%

     Other consumer loans, primarily loans secured by real estate as well as auto loans and leases, continued to exhibit sound credit quality. The net charge-off rate for non-credit card consumer loans decreased to 0.61% for the second quarter of 1999. The improvement was driven by seasonal trends, as well as continued credit quality enhancement, as evidenced by improved performance on a vintage basis. The composition of the consumer loan portfolio provides broad diversification of risk from both a product and geographic perspective. Centralized underwriting and sophisticated risk-assessment tools and collection practices contributed to this strong credit performance.

Commercial Risk Management

     The commercial risk portfolio includes all domestic and foreign commercial credit exposure. Credit exposure includes the credit risks associated with both on- and off-balance-sheet financial instruments.

     Commercial loans increased to $89.7 billion at June 30, 1999, from $88.4 billion at December 31, 1998. Commercial net charge-offs increased to $81 million, or 0.36% of average loans, in the second quarter of 1999, compared with $80 million, or 0.38%, in the fourth quarter of 1998.

     Nonperforming commercial assets increased $318 million to $1.137 billion at June 30, 1999, from $819 million at December 31, 1998. The increase was primarily within the financial services and energy industries. Nonperforming assets remain below 1% of total loans and other nonperforming assets. The Corporation does not anticipate a significant increase in nonperforming assets in the near term.

     In the commercial portfolio, credit quality is rated according to defined levels of credit risk. The lower categories of credit risk are equivalent to the four bank regulatory classifications: Special Mention, Substandard, Doubtful and Loss. These categories define levels of credit deterioration at which it may be increasingly difficult for the Corporation to be repaid fully without restructuring the credit. These categories are also assigned potential loss factors to assess the adequacy of the allowance for credit losses.

     The Corporation also conducts an asset-by-asset review of significant lower-rated credit or country exposure each quarter. Potential losses are identified during this review, and reserves are adjusted accordingly.

Commercial Real Estate

     Commercial real estate consists primarily of loans secured by real estate as well as certain loans that are real estate-related. A loan is categorized as real estate-related when 80% or more of the borrower's revenues are derived from real estate activities and the loan is not collateralized by cash or marketable securities.

     At June 30, 1999, commercial real estate loans totaled $23.6 billion, or 26% of commercial loans, essentially unchanged from year-end 1998.


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


Income Resulting from Derivative Financial Instruments

     The Corporation uses interest rate derivative financial instruments in ALM activities to reduce structural interest rate risk and the volatility of net interest margin. Net interest margin reflects the effective use of these derivatives. Without their use, net interest income would have been lower by $55 million in the second quarter of 1999 and lower by $26 million in the second quarter of 1998.

     Deferred gains, net of deferred losses, on interest rate swaps terminated early or dedesignated as ALM derivatives totaled $259 million as of June 30, 1999. This amount will be amortized as an adjustment to interest income or expense on the linked interest rate exposure position. The net adjustment will be $46 million in 1999, $80 million in 2000, $59 million in 2001 and $74 million thereafter.

Credit Exposure Resulting from Derivative Financial Instruments

     The Corporation maintains risk management policies that monitor and limit exposure to credit risks. For a further discussion of credit risks, see the Credit Risk Management section, beginning on page 19.

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

                                                                                            June 30           December 31
(In millions)                                                                                1999                1998
-------------------------------------------------------------------------------------------------------------------------

Gross replacement cost..............................................................       $ 16,309            $ 25,411
 Less: Adjustment due to master netting agreements..................................        (12,031)            (17,692)
                                                                                           --------            --------
Current credit exposure.............................................................          4,278               7,719
 Less: Unrecognized net gains due to nontrading activity............................             (8)               (765)
                                                                                           --------            --------
Balance sheet exposure..............................................................       $  4,270            $  6,954
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

                         Year 2000 Readiness Disclosure

  The Corporation continues to execute project plans established by its predecessor companies to assure Year 2000 readiness. Total project costs are estimated to reach $350 million over the life of the project. Year 2000 costs incurred through June 30, 1999, were approximately $297 million, with $32 million incurred during the second quarter of 1999.

  The Corporation met the June 30, 1999, regulatory guideline stating that testing of mission critical systems be complete and that the implementation of mission critical systems be substantially complete.

  At June 30, 1999, 98% of the Corporation's information technology applications were tested and returned to production. Information technology systems and equipment are largely compliant, with some deployments extending into the third quarter of 1999. Facilities and equipment managed by the Corporation are Year 2000 ready.

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

  Critical business processes have been identified, and the most reasonable recovery strategies have been selected. Contingency plans have been documented and validated for effectiveness. The Corporation will continue to review and validate the scope and content of its contingency plans throughout the remainder of 1999. The Corporation also has developed and tested a comprehensive event plan to forecast the tasks, roles, responsibilities and schedule for the turn of the century and other key dates.


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

Economic Capital

  An important aspect of risk management and performance measurement is the ability to evaluate the risk and return of a business unit, product or customer consistently across all lines of business. Accordingly, the Corporation is implementing an economic capital framework to attribute capital based on the amount and type of risk inherent in its underlying businesses. The capital allocation used in the "Business Segments" section, beginning on page 2, reflects this framework. The following principles are inherent in the capital factors employed:

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

                                                                                                                       Well-
Selected Capital Ratios                                                                                             Capitalized
                                     June 30    March 31   December 31   September 30   June 30         Corporate    Regulatory
                                       1999       1999         1998          1998         1998           Targets     Guidelines
------------------------------------------------------------------------------------------------------------------------------
Risk-based capital ratios (1)
  Tier 1..........................      8.1%       8.2%         7.9%          8.6%         8.3%                -         6.0%
  Total...........................     11.4       11.7         11.3          12.4         12.3                 -        10.0
Leverage ratio (1)(2).............      8.1        8.0          8.0           8.5          8.0                 -         3.0
Tangible common equity/
 tangible managed assets..........      6.2        6.3          5.8           6.5          6.4             5 - 7%          -
Double leverage ratio (1).........      107        107          108           104          106   (less or    120%          -
Dividend payout ratio                                                                            equal to)
 Operating........................       45         48           43            45           49             35-40%          -
 Reported.........................       51         44          200            42           56                 -           -
Common equity/total assets........      8.1        8.3          7.8           8.6          8.0                 -           -
Tangible common equity ratio......      7.3        7.4          6.8           7.7          7.4                 -           -
Stockholders' equity/total assets.      8.2        8.4          7.9           8.6          8.1                 -           -
___________
(1)  Includes trust preferred capital securities.
(2)  Minimum regulatory guideline is 3.0%.

  The components of the Corporation's regulatory risk-based capital and risk-weighted assets are shown below:

                                                 June 30              December 31               June 30
(In millions)                                      1999                  1998                     1998
--------------------------------------------------------------------------------------------------------
Regulatory risk-based capital
Tier 1 capital...........................        $ 20,423               $ 19,495                $ 19,231
Tier 2 capital...........................           8,398                  8,295                   9,104
                                                 --------               --------                --------
 Total capital...........................        $ 28,821               $ 27,790                $ 28,335
                                                 ========               ========                ========
Total risk-weighted assets...............        $252,390               $244,473                $230,466
                                                 ========               ========                ========

  In arriving at Tier 1 and total capital, such amounts are reduced by goodwill and other nonqualifying intangible assets as shown below.


Intangible Assets
                                                               June 30         December 31     June 30
(In millions)                                                    1999             1998           1998
-------------------------------------------------------------------------------------------------------

Goodwill...............................................         $  973           $1,075         $1,117
Other nonqualifying intangibles........................            722              637            107
                                                                ------           ------         ------
 Subtotal..............................................          1,695            1,712          1,224
Qualifying intangibles.................................            618              984            524
                                                                ------           ------         ------
 Total intangibles.....................................         $2,313           $2,696         $1,748
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

Double Leverage

  Double leverage is the extent to which the Corporation's debt is used to finance investments in subsidiaries. Currently, the Corporation intends to limit its double leverage to no more than 120% at any time. Double leverage was 107% at June 30, 1999, and 108% at December 31, 1998. Trust Preferred Capital Securities of $1.003 billion were included in capital for purposes of this calculation.

Stock Repurchase Program and Other Capital Activities

  The repurchase of shares is an integral part of capital management used to enhance shareholder value. On May 18, 1999, the Corporation's Board of Directors authorized the purchase of up to 65 million shares of the Corporation's common stock. As of June 30, 1999, the Corporation had purchased
5.4 million shares of common stock at an average price of $56.15 per share.

  On June 15, 1999, the Corporation announced that all of its outstanding 7 1/2% Preferred Purchase Units, totaling $150 million, will be redeemed on August 10, 1999. The redemption price is $25.00 per unit, plus accrued and unpaid interest and contract fees totaling $0.47 per unit.

  During the first quarter of 1999, the Corporation strengthened its capital position through the issuance of $350 million of subordinated debt.

                          Consolidated Balance Sheet
                     BANK ONE CORPORATION and Subsidiaries

                                                                                      June 30     December 31   June 30
(Dollars in millions)                                                                  1999          1998        1998
                                                                                  ---------------------------------------
Assets
Cash and due from banks...........................................................  $   15,336    $   19,878   $   16,217
Interest-bearing due from banks...................................................       3,953         4,642        5,590
Federal funds sold and securities under resale agreements.........................      10,633         9,862        9,040
Trading assets....................................................................       5,157         5,345        5,342
Derivative product assets.........................................................       4,270         6,954        4,342
Investment securities (fair value--$45,197, $44,852, $31,875, respectively).......      45,197        44,852       31,863
Loans (net of unearned income--$3,833, $3,707, $3,228, respectively)
   Commercial.....................................................................      89,723        88,438       83,279
   Consumer.......................................................................      59,613        57,926       58,737
   Credit card....................................................................       8,128         9,034       18,007
Allowance for credit losses.......................................................      (2,250)       (2,271)      (2,752)
                                                                                    ----------    ----------   ----------
   Loans, net.....................................................................     155,214       153,127      157,271
Bank premises and equipment, net..................................................       3,253         3,340        3,433
Customers' acceptance liability...................................................         380           333          405
Other.............................................................................      12,640        13,163       10,675
                                                                                    ----------    ----------   ----------
   Total assets...................................................................  $  256,033    $  261,496   $  244,178
                                                                                    ==========    ==========   ==========
Liabilities
Deposits
   Demand.........................................................................  $   33,881    $   39,854   $   38,551
   Savings........................................................................      64,511        62,645       59,542
   Time...........................................................................      33,613        36,302       37,887
   Foreign offices................................................................      24,449        22,741       18,527
                                                                                    ----------    ----------   ----------
   Total deposits.................................................................     156,454       161,542      154,507
Federal funds purchased and securities under repurchase agreements................      19,710        23,164       19,088
Other short-term borrowings.......................................................      16,649        16,937       15,768
Long-term debt....................................................................      26,725        21,295       21,245
Guaranteed preferred beneficial interest in the Corporation's junior subordinated
 debt.............................................................................       1,003         1,003        1,003
Acceptances outstanding...........................................................         380           333          405
Derivative product liabilities....................................................       4,619         7,147        4,327
Other liabilities.................................................................       9,443         9,515        8,070
                                                                                    ----------    ----------   ----------
   Total liabilities..............................................................     234,983       240,936      224,413
Stockholders' Equity
Preferred stock...................................................................         190           190          190
Common stock - $0.01 par value....................................................          12            12           12
Number of common shares (in thousands):      6/30/99      12/31/98      6/30/98
                                           -----------  ------------  -----------

 Authorized.............................    2,500,000     2,500,000    2,500,000
 Issued.................................    1,181,934     1,179,297    1,221,927
 Outstanding............................    1,176,541     1,177,310    1,170,466
Surplus...........................................................................      10,762        10,769       12,549
Retained earnings.................................................................      10,673         9,528        9,094
Accumulated other adjustments to stockholders' equity.............................        (146)          239          177
Deferred compensation.............................................................        (137)          (94)        (182)
Treasury stock at cost, 5,393,000; 1,987,000; and 51,461,000 shares, respectively.        (304)          (84)      (2,075)
                                                                                    ----------    ----------   ----------
   Total stockholders' equity.....................................................      21,050        20,560       19,765
                                                                                    ----------    ----------   ----------
   Total liabilities and stockholders' equity.....................................  $  256,033    $  261,496   $  244,178
                                                                                    ==========    ==========   ==========

                         Consolidated Income Statement
                     BANK ONE CORPORATION and Subsidiaries

                                                                                   Three Months Ended  Six Months Ended
                                                                                   June 30   June 30   June 30  June 30
(In millions, except per-share data)                                                 1999      1998     1999     1998
                                                                                 --------------------------------------
Interest Income
Loans, including fees............................................................    $3,208    $3,639   $6,399   $7,279
Bank balances....................................................................        42        85       99      186
Federal funds sold and securities under resale agreements........................        99       113      205      213
Trading assets...................................................................        97        90      193      182
Investment securities--taxable...................................................       696       463    1,396      830
Investment securities--tax-exempt................................................        94        42      140       96
                                                                                     ------    ------   ------   ------
  Total..........................................................................     4,236     4,432    8,432    8,786

Interest Expense
Deposits.........................................................................     1,098     1,255    2,221    2,512
Federal funds purchased and securities under repurchase agreements...............       231       270      477      552
Other short-term borrowings......................................................       211       202      408      375
Long-term debt...................................................................       385       357      735      710
                                                                                     ------    ------   ------   ------
  Total..........................................................................     1,925     2,084    3,841    4,149

Net Interest Income..............................................................     2,311     2,348    4,591    4,637
Provision for credit losses......................................................       275       400      556      791
                                                                                     ------    ------   ------   ------
Net Interest Income after Provision for Credit Losses............................     2,036     1,948    4,035    3,846

Noninterest Income
Trading profits..................................................................        33        65      100      125
Equity securities gains..........................................................       133       121      229      193
Investment securities gains......................................................        34        49       86       82
                                                                                     ------    ------   ------   ------
  Market-driven revenue..........................................................       200       235      415      400

Credit card revenue..............................................................       920       630    1,872    1,331
Fiduciary and investment management fees.........................................       197       203      376      401
Service charges and commissions..................................................       723       666    1,413    1,326
                                                                                     ------    ------   ------   ------
  Fee-based revenue..............................................................     1,840     1,499    3,661    3,058
Other income.....................................................................       182       354      736      546
                                                                                     ------    ------   ------   ------
  Total..........................................................................     2,222     2,088    4,812    4,004

Noninterest Expense
Salaries and employee benefits...................................................     1,073     1,123    2,220    2,230
Net occupancy and equipment expense..............................................       219       209      446      411
Depreciation and amortization....................................................       169       167      344      333
Outside service fees and processing..............................................       420       348      826      621
Marketing and development........................................................       302       221      617      420
Communication and transportation.................................................       208       190      408      375
Merger-related and restructuring charges.........................................       145       127      309      127
Other............................................................................       270       334      577      633
                                                                                     ------    ------   ------   ------
  Total..........................................................................     2,806     2,719    5,747    5,150

Income Before Income Taxes.......................................................     1,452     1,317    3,100    2,700
Provision for income taxes.......................................................       460       422      957      872
                                                                                     ------    ------   ------   ------
Net Income.......................................................................    $  992    $  895   $2,143   $1,828
                                                                                     ======    ======   ======   ======
Net Income Attributable to Common Stockholders' Equity...........................    $  989    $  891   $2,137   $1,820
                                                                                     ======    ======   ======   ======
Earnings Per Share

  Basic..........................................................................     $0.84     $0.76    $1.81    $1.56
  Diluted........................................................................     $0.83     $0.75    $1.79    $1.53

                Consolidated Statement of Stockholders' Equity
                     BANK ONE CORPORATION and Subsidiaries

                                                                             Accumulated
                                                                                Other
                                                                            Adjustments to                               Total
                                     Preferred   Common           Retained  Stockholders'     Deferred    Treasury    Stockholders'
(In millions)                          Stock     Stock   Surplus  Earnings      Equity      Compensation   Stock         Equity
                                     ----------------------------------------------------------------------------------------------
Balance -- December 31, 1997           $ 326      $12    $12,584   $8,063       $ 209          $(137)      $(2,007)      $19,050
Net income........................                                  1,828                                                  1,828
Change in fair value, investment
 securities--available-for-sale,
 net of taxes.....................                                                (32)                                       (32)
Translation gain (loss),
 net of taxes.....................                                                 --                                         --
                                                                  -------       -----                                    -------
Net income and changes in
 accumulated other adjustments                                      1,828         (32)                                     1,796
 to stockholders' equity..........
Cash dividends declared
 On common stock..................                                   (509)                                                  (509)
 On preferred stock...............                                     (2)                                                    (2)
 On common stock by pooled
  affiliates......................                                   (275)                                                  (275)
 On preferred stock by pooled
  affiliates......................                                     (6)                                                    (6)
Conversion of preferred stock.....     (136)                 136                                                              --
Issuance of stock.................                          (200)      (5)                                     305           100
Acquisition of subsidiaries.......                                                                               2             2
Purchase of common stock..........                                                                            (375)         (375)
Awards granted, net of
 forfeitures and amortization.....                                                               (39)                        (39)
Other.............................                            29                                  (6)                         23
                                       -----      ---    -------   ------       -----          -----       -------       -------
Balance -- June 30, 1998..........     $ 190      $12    $12,549   $9,094       $ 177          $(182)      $(2,075)      $19,765
                                       =====      ===    =======   ======       =====          =====       =======       =======


Balance -- December 31, 1998           $ 190      $12    $10,769   $9,528       $ 239          $ (94)      $   (84)      $20,560
Net income........................                                  2,143                                                  2,143
Change in fair value, investment
 securities--available-for-sale,
 net of taxes.....................                                               (371)                                      (371)
Translation gain (loss),
 net of taxes.....................                                                (14)                                       (14)
                                                                                -----                                    -------
Net income and changes in
 accumulated other adjustments to
 stockholders' equity.............                                  2,143        (385)                                     1,758
Cash dividends declared
 On common stock..................                                   (992)                                                  (992)
 On preferred stock...............                                     (6)                                                    (6)
Issuance of stock.................                            32                                                87           119
Purchase of common stock..........                                                                            (307)         (307)
Awards granted, net of forfeitures
 and amortization.................                                                               (43)                        (43)
Other.............................                           (39)                                                            (39)
                                       -----      ---    -------   ------       -----          -----       -------       -------
Balance -- June 30, 1999..........     $ 190      $12    $10,762  $10,673       $(146)         $(137)      $  (304)      $21,050
                                       =====      ===    =======   ======       =====          =====       =======       =======

                                         Supplemental Consolidated Statement of Cash Flows
                                               BANK ONE CORPORATION and Subsidiaries
                                                                                                          Six Months Ended June 30
(In millions)                                                                                                1999          1998
                                                                                                       ---------------------------
Cash Flows from Operating Activities
Net income.............................................................................................     $  2,143      $  1,828
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization.......................................................................          344           333
   Provision for credit losses.........................................................................          556           791
   Equity securities gains.............................................................................         (229)         (193)
   Securities gains, available for sale................................................................          (86)          (82)
   Net (increase) decrease in net derivative product balances..........................................          156           (21)
   Net (increase) decrease in trading assets...........................................................          181          (162)
   Net decrease in other assets........................................................................          382           400
   Net increase in other liabilities...................................................................           33         2,077
   Gains on sales of banking centers...................................................................         (249)         (190)
   Merger-related charges..............................................................................           --           127
   Other operating adjustments.........................................................................         (314)         (393)
                                                                                                            --------      --------
Net cash provided by operating activities..............................................................        2,917         4,515
Cash Flows from Investing Activities
Net (increase) decrease in federal funds sold and securities under resale agreements...................         (771)          128
Securities available for sale:
   Purchase............................................................................................      (34,764)      (16,980)
   Maturities..........................................................................................        9,290         2,648
   Sales...............................................................................................       23,016        12,175
Securities held to maturity:
   Maturities..........................................................................................           --            73
Credit card receivables securitized....................................................................        6,350           769
Net increase in loans..................................................................................       (7,800)       (5,541)
Loan recoveries........................................................................................          165           269
Net cash and cash equivalents due to mergers, acquisitions and dispositions............................         (892)       (1,846)
All other investing activities, net....................................................................         (155)         (418)
                                                                                                            --------      --------
Net cash used in investing activities..................................................................       (5,561)       (8,723)
Cash Flows from Financing Activities
Net increase (decrease) in deposits....................................................................       (2,940)          541
Net decrease in federal funds purchased and securities under repurchase agreements.....................       (3,455)       (1,259)
Net increase (decrease) in other short-term borrowings.................................................         (288)        2,963
Proceeds from issuance of long-term debt...............................................................       18,669        11,495
Repayment of long-term debt............................................................................      (13,285)      (11,128)
Cash dividends paid....................................................................................         (949)         (801)
Repurchase of common stock.............................................................................         (302)         (229)
Purchase of treasury stock.............................................................................           --          (146)
Proceeds from issuance of common and treasury stock....................................................           46            --
All other financing activities, net....................................................................           61         1,873
                                                                                                            --------      --------
Net cash provided by (used in) financing activities....................................................       (2,443)        3,309
Effect of exchange rate changes on cash and cash equivalents...........................................         (144)          416
Net decrease in cash and cash equivalents..............................................................       (5,231)         (483)
Cash and cash equivalents at beginning of period.......................................................       24,520        22,290
                                                                                                            --------      --------
Cash and cash equivalents at end of period.............................................................     $ 19,289      $ 21,807
                                                                                                            ========      ========

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

Note 2--Earnings per Share
--------------------------

     In December 1997, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," as required, and all prior periods presented were restated. Basic earnings per share is computed by dividing income available to common stockholders by the average number of common shares outstanding for the period. The Statement also requires presentation of earnings per share assuming full dilution. The diluted earnings per share calculation includes net shares that could be issued under outstanding stock options and employee stock purchase plans, and common shares that would result from the conversion of convertible preferred stock and convertible debentures. In the diluted calculation, net income is not reduced by dividends related to convertible preferred stock, since such dividends would not be paid if the preferred stock were converted to common stock. In addition, interest on convertible debentures (net of tax) is added to net income, since this interest would not be paid if the debentures were converted to common stock.


                                                                          Three Months Ended         Six Months Ended
                                                                              June 30                    June 30
(In millions, except per-share data)                                     1999          1998         1999         1998
------------------------------------------------------------------------------------------------------------------------
Basic
 Net income........................................................       $  992        $  895       $2,143       $1,828
 Preferred stock dividends.........................................           (3)           (4)          (6)          (8)
                                                                          ------        ------       ------       ------
 Net income attributable to common stockholders' equity............       $  989        $  891       $2,137       $1,820
                                                                          ======        ======       ======       ======
Diluted
 Net income........................................................       $  992        $  895       $2,143       $1,828
 Interest on convertible debentures, net of tax....................            1             2            3            3
 Preferred stock dividends, excluding dividends on convertible
  preferred stock...................................................          (3)           (4)          (6)          (6)
                                                                          ------        ------       ------       ------
 Diluted income available to common stockholders...................       $  990        $  893       $2,140       $1,825
                                                                          ======        ======       ======       ======

Average shares outstanding.........................................        1,180         1,169        1,179        1,167
Dilutive Shares
 Stock options.....................................................           11            14           11           14
 Convertible preferred stock.......................................           --            --           --            3
 Convertible debentures............................................            4             4            4            4
 Employee stock purchase plan......................................           --             2           --            2
                                                                          ------        ------       ------       ------
Average shares outstanding assuming full dilution..................        1,195         1,189        1,194        1,190
                                                                          ======        ======       ======       ======
Earnings per share:
 Basic.............................................................        $0.84         $0.76        $1.81        $1.56
 Diluted...........................................................        $0.83         $0.75        $1.79        $1.53
------------------------------------------------------------------------------------------------------------------------

Note 3--New Accounting Pronouncements
-------------------------------------

  In October 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise," which became effective January 1, 1999. The Statement requires the Corporation to classify as trading assets any retained mortgage-backed securities that it commits to sell before or during the securitization process. This Statement did not have a material effect on the Corporation's consolidated financial position and results of operations.

  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes new accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those derivatives at fair value. The accounting for the gains or losses resulting from changes in the value of those derivatives will depend on the intended use of the derivative and whether it qualifies for hedge accounting. This Statement will significantly change the accounting treatment for interest rate and foreign exchange derivatives the Corporation uses in its asset and liability management activities. The transition adjustments resulting from adopting this Statement will be reported in net income or accumulated other adjustments to stockholders' equity, as appropriate, as the effect of a change in accounting principle and presented in a manner similar to the cumulative effect of a change in accounting principle. The Corporation was originally required to adopt this Statement on January 1, 2000. On June 23, 1999, the FASB voted to approve a proposal to delay the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000 (calendar year 2001 for the Corporation). The Corporation and a large number of other constituents had requested such a delay primarily given a number of key interpretative issues that have not been resolved, as well as Y2K system considerations. The Corporation is in the process of evaluating the impact of, and developing implementation strategies to adopt, this new Statement.

Note 4--BANC ONE/FCN Merger
---------------------------

  On October 2, 1998, BANC ONE and FCN were each merged into the Corporation, at that time a wholly owned subsidiary of BANC ONE formed in 1998 to effect the Merger. Each share of BANC ONE common stock was converted into one share of the Corporation's common stock. Each share of FCN common stock was converted into the right to receive 1.62 shares of the Corporation's common stock. In aggregate, 291 million shares of FCN were converted into 471 million shares of the Corporation's common stock. Each share of preferred stock of FCN outstanding immediately prior to the Merger was converted into one share of a series of corresponding preferred stock of the Corporation with substantially the same terms. The transaction was accounted for as a pooling of interests.

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

Note 6--Merger-Related and Restructuring Charges
------------------------------------------------

  a) BANC ONE/FCN Merger

  The Corporation estimates that net restructuring charges and merger-related costs of approximately $1.25 billion ($837 million after-tax) will be incurred in connection with the BANC ONE/FCN Merger. Actions incorporated in the business combination and restructuring plan are targeted for implementation over a 12-18 month period following the Merger. Merger-related costs totaled $383 million ($258 million after-tax), or 22 cents per share, for the first six months of 1999. Gains on the required Indiana banking center divestitures totaled approximately $249 million in the first quarter of 1999. Merger-related and restructuring costs recorded in the fourth quarter of 1998 totaled $984 million, consisting of a restructuring charge of $636 million and merger-related costs of $348 million. An additional $132 million of merger-related costs is expected to be incurred during the remainder of 1999.

  Year-to-date 1999 merger-related costs of $383 million included $283 million related to the accounting consequences of changes in business practices. Of this total, $192 million resulted from the fourth-quarter 1998 modification, in light of the Merger, of a contractual relationship to purchase credit card accounts. Previously capitalized costs under this account-sourcing agreement continue to be amortized over a one-year period. On a going forward basis, such costs are being expensed as incurred. Merger-related costs also included $100 million of business and systems integration costs.

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

                                                                                            1999
                                         Restructuring    Initial     Reserve Balance      Amount    Reserve Balance
(In millions)                               Charges       Reserve        12/31/98         Utilized       6/30/99
                                         ---------------------------------------------------------------------------
Personnel-related......................          $421         $421         $     307       $ 112         $    195
Facilities and equipment...............           135          135                --          --               --
Other transaction costs................            80           --                --          --               --
                                                 ----         ----         ---------       -----         --------
    Total..............................          $636         $556         $     307       $ 112         $    195
                                                 ====         ====         =========       =====         ========

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

(In millions)                        Restructuring    Initial     Reserve Balance     Amount      Reserve Balance
                                        Charges       Reserve         12/31/98       Utilized         6/30/99
                                     ----------------------------------------------------------------------------
Personnel-related.................        $ 77          $ 77              $ 10           $10             $--
Facilities and equipment..........          32            32                19             9              10
Other.............................          18            18                 3             1               2
                                          ----          ----              ----           ---             ---
    Total.........................        $127          $127              $ 32           $20             $12
                                          ====          ====              ====           ===             ===

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

Note 8--Fair Value of Financial Instruments
-------------------------------------------

  The carrying values and estimated fair values of financial instruments as of June 30, 1999, have not materially changed on a relative basis from the carrying values and estimated fair values of financial instruments disclosed as of December 31, 1998.

Note 9--Impaired Loans
----------------------

  A loan is considered impaired when it is probable that all principal and interest amounts due will not be collected in accordance with its contractual terms. The following tables summarize impaired loan information.

--------------------------------------------------------------------------------------

                                                                    June 30
(In millions)                                                1999            1998
                                                         -------------  --------------
Impaired loans with related allowance..................      $1,032           $ 468
Impaired loans with no related allowance (1)...........          --             171
                                                             ------           -----
 Total impaired loans..................................      $1,032           $ 639
                                                             ======           =====
Allowance on impaired loans............................      $  249           $ 114
                                                             ======           =====
--------------------------------------------------------------------------------------

(1) Impaired loans for which the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan do not require an allowance.

                                                              Six Months Ended June 30
(In millions)                                                  1999             1998
                                                          --------------------------------
Average impaired loans.................................         $ 894            $ 615
Interest income recognized on impaired loans...........            11               13
------------------------------------------------------------------------------------------

Note 10--Derivative Financial Instruments
-----------------------------------------

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

  Income or expense on most ALM derivatives used to manage interest rate exposure is recorded on an accrual basis, as an adjustment to the yield of the linked exposures over the periods covered by the contracts. This matches the income recognition treatment of that exposure, generally assets or liabilities, carried at historical cost, that are recorded on an accrual basis. If an interest rate swap is terminated early or dedesignated as an ALM derivative, any unrecognized gain or loss at that point in time is deferred and amortized as an adjustment of the yield on the linked interest rate exposure position over the remaining periods originally covered by the swap. If all or part of a linked position is terminated, e.g., a linked asset is sold or prepaid, or if the amount of an anticipated transaction is likely to be less than originally expected, the related pro rata portion of any unrecognized gain or loss on the swap is recognized in earnings at that time, and the related pro rata portion of the swap is subsequently accounted for at estimated fair value.

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

  Trading revenue, which totaled $115 million for the second quarter of 1999 and $109 million for the year-ago period, includes trading profits and net interest income for derivatives and other products.

Note 11--Ratio of Earnings to Fixed Charges
-------------------------------------------

  The ratio of earnings to fixed charges for the three months ended June 30, 1999, excluding interest on deposits, was 2.8x and, including interest on deposits, was 1.8x. The ratio has been computed on the basis of the total enterprise (as defined by the Securities and Exchange Commission) by dividing income before fixed charges and income taxes by fixed charges. Fixed charges consist of interest expense on all long- and short-term borrowings, excluding or including interest on deposits.

Note 12--Contingent Liabilities
-------------------------------

  The Corporation and certain of its subsidiaries are defendants in various lawsuits, including certain class actions, arising out of the normal course of business, and the Corporation has received certain tax deficiency assessments. Since the Corporation and certain of its subsidiaries, which are regulated by one or more federal and state regulatory authorities, also are the subject of numerous examinations and reviews by such authorities, the Corporation is and, from time to time, normally will be engaged in various disagreements with regulators, related primarily to banking matters. In the opinion of management and the Corporation's general counsel, the ultimate resolution of the matters referred to in this note will not have a material effect on the consolidated financial statements.

                        Selected Statistical Information
                     BANK ONE CORPORATION and Subsidiaries

Investment Securities - Available-for-Sale
                                                              Gross Unrealized   Gross Unrealized     Fair Value
June 30, 1999 (In millions)                 Amortized Cost         Gains              Losses         (Book Value)
                                         -------------------------------------------------------------------------
U.S. Treasury............................      $ 2,894             $  4                $ 54             $ 2,844
U.S. government agencies.................       12,704               10                 247              12,467
States and political subdivisions........        1,770               39                  13               1,796
Retained interest in securitized credit
 card receivables........................       15,372              175                 381              15,166
Other debt securities....................       10,287               27                  92              10,222
Equity securities (1)(2).................        2,540              227                  65               2,702
                                               -------             ----                ----             -------
    Total................................      $45,567             $482                $852             $45,197
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


--------------------------------------------------------------------------------------------------------------------------------
                                        Three Months Ended June 30, 1999                 Three Months Ended June 30, 1998
                                 -----------------------------------------------  -----------------------------------------------
                                                  Credit Card                                       Credit Card
(In millions)                      Reported     Securitizations      Managed         Reported     Securitizations      Managed
--------------------------------------------------------------------------------------------------------------------------------
Net interest income--
 tax-equivalent basis..........      $  2,341           $ 1,334        $  3,675        $  2,379           $   962       $  3,341
Provision for credit losses....           275               800           1,075             400               623          1,023
Noninterest income.............         2,222              (534)          1,688           2,088              (339)         1,749
Noninterest expense............         2,806                --           2,806           2,719                --          2,719
Net income.....................           992                --             992             895                --            895

Total average loans............      $155,496           $60,427        $215,923        $158,207           $39,660       $197,867
Total average earning assets...       220,505            44,983         265,488         210,628            36,524        247,152
Total average assets...........       253,266            44,983         298,249         241,010            36,524        277,534
Net interest margin............          4.26%            11.89%           5.55%           4.53%            10.56%          5.42%
--------------------------------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------------------------------------------
                                         Six Months Ended June 30, 1999                   Six Months Ended June 30, 1998
                                 -----------------------------------------------  -----------------------------------------------
                                                  Credit Card                                       Credit Card
(In millions)                      Reported     Securitizations      Managed         Reported     Securitizations      Managed
--------------------------------------------------------------------------------------------------------------------------------
Net interest income--
 tax-equivalent basis..........      $  4,650           $ 2,686        $  7,336        $  4,699           $ 1,962       $  6,661
Provision for credit losses....           556             1,547           2,103             791             1,229          2,020
Noninterest income.............         4,812            (1,139)          3,673           4,004              (733)         3,271
Noninterest expense............         5,747                --           5,747           5,150                --          5,150
Net income.....................         2,143                --           2,143           1,828                --          1,828

Total average loans............      $154,390           $60,269        $214,659        $158,150           $38,790       $196,940
Total average earning assets...       219,214            44,681         263,895         208,947            36,829        245,776
Total average assets...........       253,095            44,681         297,776         239,532            36,832        276,364
Net interest margin............          4.28%            12.12%           5.61%           4.54%            10.74%          5.47%
--------------------------------------------------------------------------------------------------------------------------------

Average Balances/Net Interest Margin/Rates
-----------------------------------------------------------------------------------------------------------------
Three Months Ended                                            June 30, 1999                 March 31, 1999
-----------------------------------------------------------------------------------------------------------------
(Income and rates on tax-equivalent basis)             Average             Average    Average             Average
(Dollars in millions)                                  Balance   Interest    Rate     Balance   Interest    Rate
-----------------------------------------------------------------------------------------------------------------
Assets
Short-term investments..............................  $ 12,602     $  142     4.52%  $ 14,141     $  162     4.65%
Trading assets......................................     6,046         98     6.50      5,655         96     6.88
Investment securities
 U.S. government and federal agencies...............    15,395        275     7.16     15,365        245     6.47
 States and political subdivisions..................     1,909         34     7.14      2,023         39     7.82
 Other..............................................    29,057        500     6.90     27,454        483     7.13
                                                      --------     ------    -----   --------     ------    -----
  Total investment securities.......................    46,361        809     7.00     44,842        767     6.94
Loans (1)
 Commercial.........................................    88,911      1,649     7.44     87,058      1,582     7.37
 Consumer...........................................    58,065      1,240     8.57     57,177      1,282     9.09
 Credit card........................................     8,520        328    15.44      9,036        336    15.08
                                                      --------     ------    -----   --------     ------    -----
  Total loans.......................................   155,496      3,217     8.30    153,271      3,200     8.47
                                                      --------     ------    -----   --------     ------    -----
  Total earning assets (2)..........................   220,505      4,266     7.76    217,909      4,225     7.86
Allowance for credit losses.........................    (2,260)                        (2,324)
Other assets........................................    35,021                         37,337
                                                      --------                       --------
  Total assets......................................  $253,266                       $252,922
                                                      ========                       ========
-----------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Deposits--interest-bearing
 Savings............................................  $ 20,843     $  110     2.12%  $ 19,975     $   83     1.69%
 Money market.......................................    42,903        316     2.95     43,377        356     3.33
 Time...............................................    34,097        428     5.03     35,786        450     5.10
 Foreign offices (3)................................    22,548        245     4.36     21,357        233     4.42
                                                      --------     ------    -----   --------     ------    -----
  Total deposits--interest-bearing..................   120,391      1,099     3.66    120,495      1,122     3.78
Federal funds purchased and securities under
 repurchase agreements..............................    20,354        231     4.55     21,862        246     4.56
Other short-term borrowings.........................    17,655        210     4.77     16,861        198     4.76
Long-term debt (4)..................................    26,417        385     5.85     23,903        350     5.94
                                                      --------     ------    -----   --------     ------    -----
  Total interest-bearing liabilities................   184,817      1,925     4.18    183,121      1,916     4.24
Demand deposits.....................................    32,924                         33,653
Other liabilities...................................    14,591                         15,597
Preferred stock.....................................       190                            190
Common stockholders' equity.........................    20,744                         20,361
                                                      --------                       --------
  Total liabilities and stockholders' equity........  $253,266                       $252,922
                                                      ========                       ========
-----------------------------------------------------------------------------------------------------------------

Interest income/earning assets (2)..................               $4,266     7.76%               $4,225     7.86%
Interest expense/earning assets.....................                1,925     3.50                 1,916     3.56
                                                                   ------    -----                ------    -----
Net interest margin.................................               $2,341     4.26%               $2,309     4.30%
                                                                   ======    =====                ======    =====
-----------------------------------------------------------------------------------------------------------------

(1) Nonperforming loans are included in average balances used to determine the average rate.
(2)  Includes tax-equivalent adjustments based on a 35% federal income tax rate.
(3) Includes international banking facilities' deposit balances in domestic offices and balances of Edge Act and overseas offices.
(4)  Includes trust preferred capital securities.

-----------------------------------------------------------------------------------------------------------------------------
       December 31, 1998                        September 30, 1998                               June 30, 1998
-----------------------------------------------------------------------------------------------------------------------------
Average                   Average          Average                     Average          Average                       Average
Balance     Interest       Rate            Balance       Interest       Rate            Balance        Interest        Rate
-----------------------------------------------------------------------------------------------------------------------------
$ 15,871     $  177         4.42%          $ 12,936        $  178        5.46%          $ 14,832         $  198          5.35%
   5,961         85         5.66              6,470            99        6.07              5,972             90          6.04

  14,739        243         6.54             16,069           267        6.59             17,763            293          6.62
   2,086         43         8.18              2,168            41        7.50              2,258             45          7.99
  25,608        568         8.80             14,627           250        6.78             11,596            187          6.47
--------      -----       ------           --------        ------     -------           --------         ------        ------
  42,433        854         7.98             32,864           558        6.74             31,617            525          6.66

  85,018      1,633         7.62             81,255         1,591        7.77             82,427          1,602          7.80
  56,263      1,284         9.05             57,633         1,362        9.38             57,207          1,253          8.79
   7,865        324        16.34             15,578           653       16.63             18,573            795         17.17
--------      -----       ------           --------        ------     -------           --------         ------        ------
 149,146      3,241         8.62            154,466         3,606        9.26            158,207          3,650          9.25
--------      -----       ------           --------        ------     -------           --------         ------        ------
 213,411      4,357         8.10            206,736         4,441        8.52            210,628          4,463          8.50
  (2,700)                                    (2,714)                                      (2,748)
  32,804                                     32,551                                       33,130
--------                                   --------                                     --------
$243,515                                   $236,573                                     $241,010
========                                   ========                                     ========
-----------------------------------------------------------------------------------------------------------------------------

$ 19,260     $  105         2.16%          $ 20,523        $  117        2.26%          $ 21,566         $  123          2.29%
  41,064        362         3.50             38,857           370        3.78             38,624            366          3.80
  36,790        496         5.35             37,285           497        5.29             38,956            532          5.48
  19,853        238         4.76             18,384           246        5.31             17,840            234          5.26
--------      -----       ------           --------        ------     -------           --------         ------        ------
 116,967      1,201         4.07            115,049         1,230        4.24            116,986          1,255          4.30

  23,171        260         4.45             20,792           278        5.30             20,956            270          5.17
  13,847        181         5.19             13,652           181        5.26             14,969            202          5.41
  22,208        347         6.20             21,771           350        6.38             22,404            357          6.39
--------      -----       ------           --------        ------     -------           --------         ------        ------
 176,193      1,989         4.48            171,264         2,039        4.72            175,315          2,084          4.77
  33,280                                     33,344                                       34,608
  13,784                                     11,676                                       11,646
     191                                        191                                          195
  20,067                                     20,098                                       19,246
--------                                   --------                                     --------
$243,515                                   $236,573                                     $241,010
========                                   ========                                     ========
----------------------------------------------------------------------------------------------------------------------------

             $4,357         8.10%                          $4,441        8.52%                           $4,463          8.50%
              1,989         3.70                            2,039        3.91                             2,084          3.97
             ------        -----                           ------       -----                            ------         -----
             $2,368         4.40%                          $2,402        4.61%                           $2,379          4.53%
             ======        =====                           ======       =====                            ======         =====
----------------------------------------------------------------------------------------------------------------------------


Average Balances/Net Interest Margin/Rates
---------------------------------------------------------------------------------------------------------------
Six Months Ended                                            June 30, 1999                  June 30, 1998
---------------------------------------------------------------------------------------------------------------
(Income and rates on tax-equivalent basis)           Average             Average    Average             Average
(Dollars in millions)                                Balance   Interest    Rate     Balance   Interest    Rate
---------------------------------------------------------------------------------------------------------------
Assets
Short-term investments............................  $ 13,367     $  304     4.59%  $ 14,865     $  399     5.41%
Trading assets                                         5,852        194     6.69      6,191        182     5.93
Investment securities:
 U.S. government and federal agencies.............    15,380        520     6.82     17,983        592     6.64
 States and political subdivisions................     1,966         73     7.49      2,296         92     8.08
 Other                                                28,259        983     7.01      9,462        283     6.03
                                                    --------     ------    -----   --------     ------    -----
    Total investment securities...................    45,605      1,576     6.97     29,741        967     6.56
Loans (1)
 Commercial.......................................    87,990      3,231     7.40     81,083      3,158     7.85
 Consumer.........................................    57,623      2,522     8.83     57,469      2,714     9.52
 Credit card......................................     8,777        664    15.26     19,598      1,428    14.69
                                                    --------     ------    -----   --------     ------    -----
    Total loans...................................   154,390      6,417     8.38    158,150      7,300     9.31
                                                    --------     ------    -----   --------     ------    -----
 Total earning assets (2).........................   219,214      8,491     7.81    208,947      8,848     8.54
Allowance for credit losses.......................    (2,292)                        (2,756)
Other assets......................................    36,173                         33,341
                                                    --------                       --------
    Total assets..................................  $253,095                       $239,532
                                                    ========                       ========
---------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Deposits--interest-bearing
 Savings..........................................  $ 20,411     $  193     1.91%  $ 21,543     $  248     2.32%
 Money market.....................................    43,139        672     3.14     38,255        726     3.83
 Time.............................................    34,937        878     5.07     39,405      1,073     5.49
 Foreign offices (3)..............................    21,956        478     4.39     17,848        465     5.25
                                                    --------     ------    -----   --------     ------    -----
    Total deposits--interest-bearing..............   120,443      2,221     3.72    117,051      2,512     4.33
Federal funds purchased and securities under
 repurchase agreements............................    21,104        477     4.56     21,383        552     5.21
Other short-term borrowings.......................    17,260        408     4.77     13,831        375     5.47
Long-term debt (4)................................    25,167        735     5.89     22,190        710     6.45
                                                    --------     ------    -----   --------     ------    -----
    Total interest-bearing liabilities............   183,974      3,841     4.21    174,455      4,149     4.80
Demand deposits...................................    33,287                         33,987
Other liabilities.................................    15,091                         11,911
Preferred stock...................................       190                            256
Common stockholders' equity.......................    20,553                         18,923
                                                    --------                       --------
    Total liabilities and stockholders' equity....  $253,095                       $239,532
                                                    ========                       ========
---------------------------------------------------------------------------------------------------------------
Interest income/earning assets (2)................               $8,491     7.81%               $8,848     8.54%
Interest expense/earning assets...................                3,841     3.53                 4,149     4.00
                                                                 ------    -----                ------    -----
Net interest margin...............................               $4,650     4.28%               $4,699     4.54%
                                                                 ======    =====                ======    =====

(1) Nonperforming loans are included in average balances used to determine the average rate.
(2)  Includes tax-equivalent adjustments based on a 35% federal income tax rate.
(3) Includes international banking facilities' deposit balances in domestic offices and balances of Edge Act and overseas offices.
(4)  Includes trust preferred capital securities.

Five-Quarter Consolidated Income Statement

Three Months Ended                                                 June 30  March 31  December 31   September 30   June 30
(In millions, except per-share data)                                1999      1999        1998          1998        1998
                                                                 ---------------------------------------------------------
Interest Income
Loans, including fees............................................   $3,208    $3,192       $3,232         $3,595    $3,639
Bank balances....................................................       42        57           67             78        85
Federal funds sold and securities under resale agreements........       99       106          110            100       113
Trading assets...................................................       97        96           86             99        90
Investment securities--taxable...................................      696       699          783            510       463
Investment securities--tax-exempt................................       94        46           48             30        42
                                                                    ------    ------       ------         ------    ------
     Total.......................................................    4,236     4,196        4,326          4,412     4,432

Interest Expense
Deposits.........................................................    1,098     1,122        1,201          1,230     1,255
Federal funds purchased and securities under repurchase                231       246          260            278       270
 agreements......................................................
Other short-term borrowings......................................      211       198          181            181       202
Long-term debt...................................................      385       350          347            350       357
                                                                    ------    ------       ------         ------    ------
     Total.......................................................    1,925     1,916        1,989          2,039     2,084

Net Interest Income..............................................    2,311     2,280        2,337          2,373     2,348
Provision for credit losses......................................      275       281          272            345       400
                                                                    ------    ------       ------         ------    ------

Net Interest Income After Provision for Credit Losses............    2,036     1,999        2,065          2,028     1,948

Noninterest Income
Trading profits..................................................       33        67           (2)            18        65
Equity securities gains (losses).................................      133        96           61             (4)      121
Investment securities gains......................................       34        52           32             41        49
                                                                    ------    ------       ------         ------    ------
  Market-driven revenue..........................................      200       215           91             55       235

Credit card revenue..............................................      920       952        1,078            867       630
Fiduciary and investment management fees.........................      197       179          199            207       203
Service charges and commissions..................................      723       690          680            639       666
                                                                    ------    ------       ------         ------    ------
  Fee-based revenue..............................................    1,840     1,821        1,957          1,713     1,499
Other income.....................................................      182       554           20            231       354
                                                                    ------    ------       ------         ------    ------
     Total noninterest income....................................    2,222     2,590        2,068          1,999     2,088

Noninterest Expense
Salaries and employee benefits...................................    1,073     1,147        1,167          1,080     1,123
Net occupancy and equipment expense..............................      219       241          217            217       209
Depreciation and amortization....................................      169       175          180            167       167
Outside service fees and processing..............................      420       406          410            318       348
Marketing and development........................................      302       315          340            264       221
Communication and transportation.................................      208       200          214            192       190
Merger-related and restructuring charges.........................      145       164          935              -       127
Other expense....................................................      270       293          393            301       334
                                                                    ------    ------       ------         ------    ------
     Total noninterest expense...................................    2,806     2,941        3,856          2,539     2,719

Income Before Income Taxes.......................................    1,452     1,648          277          1,488     1,317
Applicable income taxes..........................................      460       497           51            434       422
                                                                    ------    ------       ------         ------    ------
Net Income.......................................................   $  992    $1,151       $  226         $1,054    $  895
                                                                    ======    ======       ======         ======    ======

Net Income Attributable to Common Stockholders' Equity...........   $  989    $1,148       $  223         $1,051    $  891
                                                                    ======    ======       ======         ======    ======

Earnings Per Share
  Basic..........................................................    $0.84     $0.97        $0.19          $0.90     $0.76
  Diluted........................................................    $0.83     $0.96        $0.19          $0.89     $0.75

                        Form 10-Q Cross-Reference Index

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


ITEM 1. Financial Statements
----------------------------

                                                                         Page
                                                                         ----
      Consolidated Balance Sheet --
       June 30, 1999 and 1998, and December 31, 1998                      27

      Consolidated Income Statement --
       Six Months Ended June 30, 1999 and 1998                            28

      Consolidated Statement of Stockholders' Equity --
       Six Months Ended June 30, 1999 and 1998                            29

      Consolidated Statement of Cash Flows --
       Six Months Ended June 30, 1999 and 1998                            30

       Notes to Consolidated Financial Statements                         31

       Selected Statistical Information                                1, 19-23,
                                                                         36-40


ITEM 2.  Management's Discussion and Analysis of Financial
----------------------------------------------------------
       Condition and Results of Operations                                2-26
       -----------------------------------



                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 1.  Legal Proceedings                                                42
--------------------------

ITEM 2.  Changes in Securities                                            42
------------------------------

ITEM 3.  Defaults Upon Senior Securities                                  42
----------------------------------------

ITEM 4.  Submission of Matters to a Vote of Security Holders              42
------------------------------------------------------------

ITEM 5.  Other Information                                                42
--------------------------

ITEM 6.  Exhibits and Reports on Form 8-K                                 43
-----------------------------------------


Signatures                                                                44


                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 1. Legal Proceedings
-------------------------
        None

ITEM 2. Changes in Securities
-----------------------------
        None

ITEM 3. Defaults Upon Senior Securities
---------------------------------------
        Not applicable

ITEM 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

The Registrant held its Annual Meeting of Stockholders on Tuesday, May 18, 1999. A total of 1,013,029,744 shares were represented in person or by proxy, or nearly 86% of the total shares outstanding.

Stockholders elected the twenty-one director nominees named in the Registrant's proxy statement. Each of the nominees received more than 949 million votes, in excess of 93% of the shares voted at the meeting. The particulars are:


     Name                          For               Withheld
     ----                          ---               ---------

     John H. Bryan                 955,584,931       57,444,813
     Siegfried Buschmann           955,444,265       57,585,479
     James S. Crown                955,181,076       57,848,668
     Bennett Dorrance              955,395,736       57,634,008
     Maureen A. Fay, O.P.          954,891,184       58,138,560
     John R. Hall                  953,778,933       59,250,811
     Verne G. Istock               955,625,448       57,404,296
     Laban P. Jackson, Jr.         955,992,496       57,037,248
     John W. Kessler               954,912,903       58,116,841
     Richard J. Lehmann            955,440,457       57,589,287
     Richard A. Manoogian          955,599,131       57,430,613
     William T. McCormick, Jr.     955,807,942       57,221,802
     John B. McCoy                 955,236,747       57,792,997
     Thomas E. Reilly, Jr.         950,114,775       62,914,969
     John W. Rogers, Jr.           955,025,696       58,004,048
     Thekla R. Shackelford         955,206,603       57,823,141
     Alex Shumate                  949,476,922       63,552,822
     Frederick P. Stratton, Jr.    955,361,404       57,668,340
     John C. Tolleson              955,330,671       57,699,073
     David J. Vitale               955,502,553       57,527,191
     Robert D. Walter              955,513,616       57,516,128


ITEM 5. Other Information
--------------------------
        None

ITEM 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

 (a)  Exhibit 12  Statement re computation of ratio

      Exhibit 27  Financial Data Schedule

 (b) The Registrant filed the following Current Reports on Form 8-K during the quarter ended June 30, 1999.

       Date                 Item Reported
      -------               -------------
      4/20/99 The Registrant's April 20, 1999, press release regarding first quarter 1999 earnings.

      5/18/99 The Registrant's May 18, 1999, press release regarding its Board of Directors' authorization to repurchase up to 65 million shares of the Registrant's common stock.

      6/15/99 The Registrant's June 15, 1999, press release announcing the redemption of all of its outstanding 7 1/2% Preferred Purchase Units on August 10, 1999.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     BANK ONE CORPORATION
                                     ---------------------




Date           August 16, 1999                    /s/ John B. McCoy
       -------------------------------     ------------------------------------
                                                      John B. McCoy
                                               Principal Executive Officer



Date           August 16, 1999                   /s/ William J. Roberts
       -------------------------------     ------------------------------------
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