Form 10-Q
period 1999-09-30
BANK ONE CORP
filed 1999-11-15
CIK 1067092

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

(Mark One)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended September 30, 1999
                                         ------------------

                                      OR

     [_]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
          For the transition period from          to
                                        ----------  ----------

          Commission file number  333-60313
                                  ---------

                             BANK ONE CORPORATION
       ---------------------------------------------------------------
            (exact name of registrant as specified in its charter)


                 DELAWARE                           31-0738296
       ---------------------------------------------------------------
           (State or other jurisdiction of         (I.R.S. Employer
           incorporation or organization)        Identification No.)

        1 BANK ONE PLAZA CHICAGO, ILLINOIS             60670
        ---------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                 312-732-4000
        ---------------------------------------------------------------
             (Registrant's telephone number, including area code)

        1 BANK ONE PLAZA formerly was known as One First National Plaza
        ---------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
    ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 1999.


          Class                           Number of Shares Outstanding
----------------------------              ----------------------------
Common Stock $0.01 par value                      1,146,880,315

BANK ONE CORPORATION
Financial Supplement and Form 10-Q

Contents                                                                    Page
--------                                                                    ----

Five-Quarter Summary of Selected Financial Information                        1


Business Segments                                                             2


Earnings Analysis                                                             8


Risk Management                                                              16


Liquidity Risk Management                                                    16


Market Risk Management                                                       18


Credit Risk Management                                                       21


Derivative Financial Instruments                                             25


Year 2000 Readiness Disclosure                                               26


Capital Management                                                           27


Consolidated Financial Statements                                            30


Notes to Consolidated Financial Statements                                   34


Selected Statistical Information                                             39

            Five-Quarter Summary of Selected Financial Information
                     BANK ONE CORPORATION and Subsidiaries

                                                                               Three Months Ended

                                                      September 30      June 30      March 31    December 31  September 30
(Dollars in millions, except per-share amounts)           1999            1999         1999         1998         1998
                                                    ----------------------------------------------------------------------
Income and Expense:
Net interest income--tax-equivalent basis...........        $2,271       $2,341        $2,309         $2,368        $2,402
Provision for credit losses.........................           277          275           281            272           345
Noninterest income..................................         2,098        2,222         2,590          2,068         1,999
Restructuring charges and merger-related costs......           132          179           204          1,049             -
Operating expense (1)...............................         2,581        2,627         2,737          2,807         2,539
Net income..........................................           925          992         1,151            226         1,054

Per Common Share Data:
Net income, basic...................................         $0.79        $0.84         $0.97          $0.19         $0.90
Net income, diluted.................................          0.79         0.83          0.96           0.19          0.89
Cash dividends declared.............................          0.42         0.42          0.42           0.38          0.38
Book value..........................................         17.32        17.73         17.68          17.31         17.37

Balance Sheet:
Loans:
  Managed............................................     $222,117     $218,795      $213,814       $216,391      $203,443
  Reported...........................................      158,143      157,464       154,850        155,398       154,057
Deposits............................................       156,900      156,454       153,699        161,542       148,924
Long-term debt (2)..................................        34,735       27,728        24,988         22,298        22,141
Total assets........................................       264,135      256,033       250,402        261,496       238,658
Common stockholders' equity.........................        19,860       20,860        20,870         20,370        20,428
Total stockholders' equity..........................        20,050       21,050        21,060         20,560        20,618

Performance Ratios:
Return on average assets............................          1.44%        1.57%         1.85%          0.37%         1.77%
Return on common equity.............................          18.2         19.1          22.9            4.4          20.7
Net interest margin:
  Managed...........................................          5.32         5.55          5.66           5.67          5.63
  Reported..........................................          4.04         4.26          4.30           4.40          4.61
Efficiency ratio:
  Managed...........................................          52.1         52.3          52.1           75.4          50.8
  Reported..........................................          62.1         61.5          60.0           86.9          57.7

Equity Ratios:
Regulatory leverage ratio...........................           7.9%         8.1%          8.0%           8.0%          8.5%
Risk-based capital:
 Tier 1 ratio.......................................           7.7          8.1           8.2            7.9           8.6
 Total capital ratio................................          10.8         11.4          11.7           11.3          12.4

Common Stock Data:
Average shares outstanding, basic...................         1,167        1,180         1,178          1,175         1,172
Average shares outstanding, diluted.................         1,177        1,195         1,193          1,188         1,188
Stock price, quarter-end............................        $34.81       $59.56        $55.06         $51.06        $42.44

------------------

(1) Noninterest expense reduced by restructuring charges and merger-related costs, including certain integration costs.
(2) Includes trust preferred capital securities.

NOTE:  Throughout this report, "the Corporation" and "Bank One" refer to BANK ONE CORPORATION.

                               Business Segments

Highlights

                                                                           Managed           Average
                                       Net Income                       Average Assets    Common Equity
                                      (In millions)         ROE         (In billions)     (In billions)
                                   -----------------   -------------   ---------------   --------------
Three Months Ended September 30       1999    1998      1999   1998      1999    1998      1999   1998
-------------------------------------------------------------------------------------------------------
Commercial Banking.................  $  399  $  303       20%    16%    $151.9  $142.7     $ 7.7  $ 7.6
First USA..........................     313     421       17     25      108.3    94.5       7.4    6.8
Other Consumer.....................     249     214       28     25       39.3    35.4       3.6    3.4
Other Activities/Unallocated.......      53      67     N/A    N/A         2.2     2.7       1.4    2.3
                                     ------  ------     ----   ----     ------  ------     -----  -----
 Total Operating...................   1,014   1,005       20     20      301.7   275.3      20.1   20.1
Merger-related and unusual items...     (89)     49        -      -          -       -         -      -
                                     ------  ------     ----   ----     ------  ------     -----  -----
 Total Corporation.................  $  925  $1,054       18%    21%    $301.7  $275.3     $20.1  $20.1
                                     ======  ======     ====   ====     ======  ======     =====  =====
Investment Management
 (included above)..................  $   84  $   55
                                     ======  ======

N/A -- Not applicable.

                                                                              Managed            Average
                                        Net Income                         Average Assets     Common Equity
                                       (In millions)          ROE          (In billions)      (In billions)
                                   ------------------    -------------    ---------------    --------------
Nine Months Ended September 30        1999      1998      1999   1998      1999     1998       1999   1998
-----------------------------------------------------------------------------------------------------------
Commercial Banking.................   $1,203   $1,020       21%    18%     $150.8   $141.9     $ 7.8  $ 7.6
First USA..........................    1,058      944       19     19       107.2     95.2       7.3    6.6
Other Consumer.....................      691      592       26     24        38.7     36.2       3.6    3.4
Other Activities/Unallocated.......      220      272     N/A    N/A          2.4      2.7       1.7    1.7
                                      ------   ------     ----   ----      ------   ------     -----  -----
 Total Operating...................    3,172    2,828       21     20       299.1    276.0      20.4   19.3
Merger-related and unusual items...     (104)      54        -      -           -        -         -      -
                                      ------   ------     ----   ----      ------   ------     -----  -----
 Total Corporation.................   $3,068   $2,882       20%    20%     $299.1   $276.0     $20.4  $19.3
                                      ======   ======     ====   ====      ======   ======     =====  =====
Investment Management
 (included above)..................   $  252   $  156
                                      ======   ======

N/A -- Not applicable.

Business Segment Management

     The Corporation manages its lines of business on risk, return and growth parameters. The reported returns on equity are on a risk-adjusted basis, with risk being differentiated through the capital-allocation process. The capital framework is based on a targeted AA debt rating for the Corporation, which is considerably more conservative than that of peer competitors in most business lines. Ongoing capital allocation to business lines will be based not only on risk, but also on growth expectations. Businesses with higher growth potential will attract more capital and resources than those with lower growth rates. Overall, this discipline aims to support superior growth and returns for the Corporation.

Description of Methodology

  Key elements of the management reporting process include:

    . Funds Transfer Pricing - To determine net interest income for the business units, a detailed process of charging/crediting for assets/liabilities is employed. This system is designed to be consistent with the Corporation's asset and liability management principles.

    . Standard Credit Costs - Provision for credit losses in the lines of business is determined through specific methodologies that measure expected loss over a certain period of time. Any difference between the aggregate provision of the business and the Corporation's total is shown in Corporate/Unallocated.

    . Cost Allocation - Costs of support units are fully allocated to the business lines as indirect expenses and overhead costs.

    . Capital Attribution - Common equity is assigned to the business units based on the underlying risk of their activities. Four forms of risk are measured: credit, market, operational and lease residual. The risk tolerance used in this framework is consistent with that required for the AA debt rating. See page 27 for more information on economic capital.

    To the extent practicable, results for prior periods have been restated to reflect organizational changes and material refinements in management reporting policies.


  Other key principles underlying the line-of-business results are noted below:

    . During the second quarter of 1999, portions of the Corporation's Retail and Finance One lines of business were realigned with Consumer Lending, which operates under the executive management of First USA. The remaining units of Retail and Finance One are classified as Other Consumer.

    . The merger-related charges and unusual transactions are not attributed to any line of business; results are presented on an operating basis. The "Earnings Analysis" section beginning on page 8 provides more information about the reconciliation of reported results to operating results.

    . All disclosures are on a managed basis; securitized credit card receivables and related income statement line items are presented as if they were on-balance-sheet loans.

    . The "Other Activities/Unallocated" category includes certain proprietary investing and other small non-core business activities, as well as unallocated capital and unusual corporate items.

Summary

        More detailed results for the lines of business follow, along with explanatory comments.
                                      -3-

Commercial Banking                         Three Months Ended September 30             Nine Months Ended September 30
                                           -------------------------------             ------------------------------
(Dollars in millions)                        1999        1998     % Change              1999       1998      % Change
---------------------------------------------------------------------------------------------------------------------
Net interest income (FTE)..........         $  750     $  747           -%             $2,240     $2,159           4%
Provision for credit losses........            110        102           8                 323        296           9
Noninterest income.................            616        476          29               1,944      1,801           8
Noninterest expense................            692        713          (3)              2,165      2,216          (2)
Net income.........................            399        303          32               1,203      1,020          18

Return on equity...................             20%        16%                             21%        18%
Efficiency ratio...................             51         58                              52         56

(Dollars In billions)
Average loans......................         $ 83.7     $ 77.2           8%             $ 81.8     $ 76.3           7%
Average assets.....................          151.9      142.7           6               150.8      141.9           6
Average common equity..............            7.7        7.6           1                 7.8        7.6           3

------------------
FTE--Fully taxable equivalent.


     Commercial Banking is the Corporation's largest earnings contributor, serving business customers ranging in size from middle market mid-sized companies to large corporations. High-net-worth customers are also served in this business line. Commercial Banking's product offerings include traditional credit products, corporate finance, treasury services, investment management and capital-markets products. This business line's earnings include the results of leveraged and equipment leasing, proprietary investing and venture-capital activities.

     Net income of $399 million for the third quarter was up 32% from a year ago. The 29% improvement in noninterest income was principally due to significantly higher market driven revenue. Market conditions in the third quarter of 1998 were exceptionally volatile. Additionally, expenses dropped 3% year-over-year.

     For the first nine months of 1999, Commercial Banking earned $1.2 billion or 38% of the Corporation's operating net income. The combination of 6% revenue growth and a 2% reduction in expenses led to 18% earnings growth from 1998's nine-month period. ROE increased to 21%.


     The $7.7 billion of average common equity attributed to Commercial Banking is predicated on the assessment of inherent business risks. It represents about 9% of total average loans, but also covers other assets with relatively low risk characteristics.

Consumer Businesses

     The Corporation serves a number of different consumer markets with a variety of products and through multiple delivery channels. During 1999, changes were made in this organizational structure, reflecting the Corporation's strategy to more effectively leverage marketing resources and distribution channels. The consumer businesses (First USA) consist of Credit Card (including WingspanBank.com) and Consumer Lending. Deposit gathering, auto finance and small-business lending are the primary activities of Other Consumer.

First USA                                   Three Months Ended September 30             Nine Months Ended September 30
(Credit Card and Consumer Lending)          -------------------------------             ------------------------------
(Dollars in millions)                        1999       1998       % Change              1999       1998      % Change
----------------------------------------------------------------------------------------------------------------------
Total revenue......................         $2,516     $2,413             4%            $7,782     $6,767           15%
Provision for credit losses........            969        829            17              2,846      2,642            8
Noninterest expense................          1,066        960            11              3,327      2,690           24
Net income.........................            313        421           (26)             1,058        944           12

Return on equity...................             17%        25%                              19%        19%
Efficiency ratio...................             42         40                               43         40

(Dollars in billions)
Average loans......................         $101.5     $ 89.2            14%            $100.4     $ 89.5           12%
Average common equity..............            7.4        6.8             9                7.3        6.6           11

Credit Card                                 Three Months Ended September 30             Nine Months Ended September 30
                                            -------------------------------             ------------------------------
(Dollars in millions)                        1999       1998       % Change              1999       1998      % Change
----------------------------------------------------------------------------------------------------------------------
Net interest income (FTE)..........         $1,736     $1,626             7%            $5,323     $4,646           15%
Provision for credit losses........            922        791            17              2,660      2,485            7
Noninterest income.................            457        436             5              1,381      1,070           29
Noninterest expense................            866        767            13              2,692      2,075           30
Net income.........................            264        340           (22)               889        761           17

Return on managed receivables......            1.5%       2.3%                             1.7%       1.7%
Return on equity...................             17         24                               19         19
Efficiency ratio...................             39         37                               40         36
Managed net charge-off ratio.......           5.33       5.43                             5.16       5.86

(Dollars in billions)
Average loans......................         $ 69.2     $ 59.1            17%            $ 69.1     $ 58.6           18%
Average assets.....................           75.0       63.7            18               75.0       63.7           18
Average common equity..............            6.2        5.6            11                6.2        5.4           15

     Credit Card earnings for the third quarter fell 22% from the third quarter of 1998. Managed credit card receivables averaged $69.1 billion for the first nine months of 1999, a $10.5 billion or 18% increase over the same period in 1998. Average credit card receivables, in the third quarter, were relatively flat compared to the previous quarter resulting in negative pressure on revenue. Total revenue rose 17% and 6% for the nine and three months ended September 30, 1999 versus 1998, respectively. The slower growth for the three month period primarily resulted from net interest margin compression of nearly 100 basis points and lower gains related to securitization activity. Expenses for the three and nine months were up 13% and 30%, respectively, largely due to higher marketing costs, which in 1999 are expensed as incurred rather than capitalized and to higher servicing costs associated with portfolio growth and investments in new markets.

     For the nine-month period, Credit Card contributed $889 million of net income, 17% growth from 1998. ROE was 19%, based on an equity attribution of 9% of managed receivables. This capital ratio is generally higher than that of most competitors.

     Credit quality remained good. Excluding the positive impact from the conformance of charge-off policies, the managed net charge-off rate for the nine months ended September 30, 1999 was 5.33% compared to 5.86% in 1998.

     The Company announced on August 24 that Credit Card projected earnings would be $500 million below expectations, principally due to declining net interest margins. Additionally, during October a change was made in the senior management of First USA and an intensive strategic review initiated.

     On November 10, 1999 the Corporation further revised its earnings estimate due primarily to continued softness in First USA. Relative to the previous forecast, managed credit card volume declined $0.5 billion, although attrition remained stable. Yield compression and further reduction in late fees also contributed to the margin decline.

Consumer Lending                           Three Months Ended September 30             Nine Months Ended September 30
                                     -------------------------------------------  -----------------------------------------
(Dollars in millions)                     1999            1998        % Change        1999           1998        % Change
--------------------------------------------------------------------------------------------------------------------------

Net interest income (FTE)..........       $ 258           $ 257            -%         $ 824          $ 809            2%
Provision for credit losses........          47              38           24            186            157           18
Noninterest income.................          65              94          (31)           254            242            5
Noninterest expense................         200             193            4            635            615            3
Net income.........................          49              81          (40)           169            183           (8)

Return on equity...................          17%             26%                         20%            20%
Efficiency ratio...................          62%             55%                         59%            59%

(Dollars in billions)
Average loans......................       $32.3           $30.1            8%         $31.3          $30.9            1%
Average assets.....................        33.3            30.8            8           32.2           31.5            2
Average common equity..............         1.2             1.2            -            1.1            1.2           (8)

     Consumer Lending offers a wide range of loan products, including home equity loans and lines, mortgage loans, tax-refund anticipation loans and other secured loans. These loans are generated nationwide through a variety of distribution channels, including telemarketing, direct mail, retail banking centers, the Internet and third-party originators.

     Consumer Lending posted lower net income for the third quarter compared with a year earlier. Competitive pricing caused tighter margins. Also, gains on asset sales in 1998 lifted that period's noninterest income. The third quarter also reflected increased direct-marketing costs. Improved operating efficiency is a key near-term goal for Consumer Lending.

Other Consumer                             Three Months Ended September 30             Nine Months Ended September 30
                                     -------------------------------------------  -----------------------------------------
(Dollars in millions)                     1999            1998        % Change        1999           1998        % Change
--------------------------------------------------------------------------------------------------------------------------

Net interest income (FTE)..........       $ 844           $ 805            5%        $2,446         $2,427            1%
Provision for credit losses........          36              66          (45)           113            192          (41)
Noninterest income.................         368             411          (10)         1,090          1,194           (9)
Noninterest expense................         794             834           (5)         2,370          2,525           (6)
Net income.........................         249             214           16            691            592           17

Return on equity...................          28%             25%                         26%            24%
Efficiency ratio...................          65              69                          67             70

(Dollars in billions)
Average loans......................       $34.6           $31.4           10%        $ 34.0         $ 31.3            9%
Average assets.....................        39.3            35.4           11           38.7           36.2            7
Average deposits...................        88.2            91.0           (3)          89.0           92.4           (4)
Average common equity..............         3.6             3.4            6            3.6            3.4            6

     Other Consumer includes an extensive banking center network, ATMs, online banking and other distribution channels, as well as small business, indirect auto financing and other forms of secured financing. For the first nine months of 1999, this business unit produced net income of $691 million, up 17% from the same period in 1998. Drivers of performance were improved efficiency and credit quality.

     Return on equity for the nine months of 1999 was 26%. Average deposit levels were $89 billion and loan volumes increased to $34 billion.

     Since the first quarter of 1998, the Corporation has sold 215 banking centers with approximately $5.8 billion in deposits. A significant portion of these sales related to the completion of the First Commerce acquisition and to the BANC ONE/First Chicago NBD merger.

Investment Management                     Three Months Ended September 30             Nine Months Ended September 30
                                          -------------------------------             ------------------------------
(Dollars in millions)                       1999       1998      % Change               1999      1998      % Change
--------------------------------------------------------------------------------------------------------------------
Total revenue......................       $  349     $  302            16%            $1,099    $  875            26%
Noninterest expense................          219        220            --                714       636            12
Net income.........................           84         55            53                252       156            62


(Dollars in billions)
Assets under management............       $125.1     $116.0             8%            $124.3    $104.2            19%

(Dollars in millions)
Net income attribution:
Commercial.........................       $   51     $   30                           $  147    $  105
Credit Card........................           20         11                               62        13
Other Consumer.....................           13         14                               43        38

  Investment Management provides investment advisory, insurance, trust and investment-related services to individual and institutional clients. This line of business includes the management of the One Group Mutual Funds, Bank One's proprietary fund family.

  Investment Management continues to be a high-growth, high-return business for the Corporation, serving consumer and commercial customers. Average assets under management grew 19% for the nine months. Net income for the year-to-date period rose 62% to $252 million. This increase is primarily due to revenue growth in securities and insurance products.

Other Activities                          Three Months Ended September 30             Nine Months Ended September 30
                                          -------------------------------             ------------------------------
(In millions)                               1999       1998      % Change               1999      1998      % Change
--------------------------------------------------------------------------------------------------------------------
Total revenue......................       $  22        $  34         (35)%            $ 140       $ 120           17%
Noninterest expense................          19           17          12                 67          55           22
Net income.........................           2           11         (82)                48          41           17

(Dollars in billions)
Average assets.....................       $ 2.2        $ 2.7         (19)%            $ 2.4       $ 2.7          (11)%
Average common equity..............         0.2          0.2           -                0.2         0.2            -

Other Activities includes the results of certain proprietary investing and other small, non-core business units. Most of the revenue in this category is produced from equity securities gains.

Corporate/Unallocated                     Three Months Ended September 30             Nine Months Ended September 30
                                          -------------------------------             ------------------------------
(In millions)                               1999       1998      % Change               1999      1998      % Change
--------------------------------------------------------------------------------------------------------------------------

Total revenue......................       $   90       $ 45           100%            $ 214       $ 206            4%
Provision for credit losses........            -        (54)          N/M               (63)       (167)          62
Noninterest expense................           12         15           (20)               17          22          (23)
Net income.........................           51         56            (9)              172         231          (26)

(Dollars in billions)
Average common equity..............        $ 1.2      $ 2.1           (43)%           $ 1.5       $ 1.5            -%

N/M--Not meaningful

  Various special gains and charges, as well as capital are not attributed to specific business lines. Also, the difference between standard credit costs in the business lines and the Corporation's actual provision expense is reflected in this category.

  See Note 7--Operating Segments for additional disclosure regarding the Corporation's business segments.

                               Earnings Analysis

Introduction

  To better understand underlying trends and performance and to present financial performance on an "operating" basis, the Corporation has excluded restructuring and merger-related costs as well as the effects of unusual events or transactions. Operating results should be reviewed in conjunction with reported results.

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

Summary of Financial Results

  The Corporation reported net income of $925 million, or 79 cents per share, for the third quarter of 1999, down 12% from net income of $1.054 billion, or 89 cents per share, for the third quarter of 1998. The third quarter 1999 results included ongoing merger-related and restructuring costs totaling $132 million pretax, or 7 cents per share.

  On a year-to-date basis, the Corporation reported net income of $3.068 billion or $2.58 per share, up 6% from $2.882 billion or $2.42 per share for the year-earlier period. Ongoing merger-related and restructuring costs totaled $515 million pretax, or 29 cents per share, for the first nine months of 1999. The 1999 nine-month results also include a gain of $249 million pretax, or 14 cents per share, resulting from the merger-related sale of 51 banking centers in Indiana. Additionally, Concord EFS, Inc. acquired Electronic Payment Services, Inc. (EPS), which resulted in a first-quarter pretax gain of $111 million, or 6 cents per share, on the Corporation's investment in EPS. The $42 million second-quarter 1999 gain on the liquidation of the Corporation's resulting interest in Concord EFS securities was included in operating results.

  The following table summarizes key financial lines and ratios on a reported basis for the periods presented.

                                                  Three Months Ended September 30     Nine Months Ended September 30
                                                  -------------------------------     -------------------------------
(Dollars in millions, except per-share data)        1999        1998       Change       1999        1998       Change
----------------------------------------------------------------------------------------------------------------------
Net interest income--tax-equivalent basis......   $2,271      $2,402          (5)%    $3,068      $2,882            6%
Provision for credit losses....................      277         345         (20)        833       1,136          (27)
Noninterest income.............................    2,098       1,999           5       6,910       6,003           15
Noninterest expense............................    2,713       2,539           7       8,460       7,689           10
Net income.....................................      925       1,054         (12)      3,068       2,882            6
Earnings per share
 Basic.........................................     0.79        0.90         (12)       2.60        2.46            6
 Diluted.......................................     0.79        0.89         (11)       2.58        2.42            7

Return on assets...............................     1.44%       1.77%                   1.62%       1.62%
Return on common equity........................     18.2        20.7                    20.0        19.9
Net interest margin............................     4.04        4.61                    4.20        4.56
Efficiency ratio...............................     62.1        57.7                    61.2        58.7
-----------------------------------------------

Adjustments to Operating Results on a Managed Basis

     In arriving at managed operating results for the periods presented, the Corporation has adjusted reported results as follows:

     . To reflect securitized credit card receivables as on-balance-sheet loans;

     . To exclude restructuring and merger-related costs associated with the merger of BANC ONE CORPORATION and First Chicago NBD Corporation, which totaled $132 million (pretax) in the third quarter of 1999, and $515 million (pretax) for the first nine months of 1999;

     . To exclude restructuring and merger-related costs totaling $182 million (pretax) associated with the acquisition of First Commerce Corporation ("First Commerce") in the second quarter of 1998;

     . To exclude the pretax gain of $249 million from the Indiana banking center divestitures completed in the first quarter of 1999;

     . To exclude the first-quarter 1999 pretax gain of $111 million on the Corporation's investment in EPS; and

     . To exclude gains generated in 1998 from the sale of banking centers associated with the Retail Delivery Initiative totaling $69 million pretax for the third quarter and $259 million pretax for the first nine months of 1998.

The following table reconciles reported results with operating results, net of tax, for the periods presented.

                                           Three Months Ended September 30       Nine Months Ended September 30
                                          ----------------------------------  ------------------------------------
                                             1999               1998               1999               1998
                                          ---------------  -----------------  -----------------  -----------------
                                           Net     EPS,      Net      EPS,      Net      EPS,      Net      EPS,
(In millions, except per-share data)      Income  diluted  Income   diluted   Income   diluted   Income   diluted
                                          ------  -------  -------  --------  -------  --------  -------  --------
Reported..........................        $  925    $0.79  $1,054     $0.89   $3,068    $ 2.58   $2,882    $ 2.42
Restructuring and merger-
  related costs..                             89     0.07      --        --      347      0.29      127      0.11
Indiana divestitures..............            --       --      --        --     (168)    (0.14)      --        --
Concord/EPS gain..................            --       --      --        --      (75)    (0.06)      --        --
Gains from Retail
  Delivery Initiative.............            --       --     (49)    (0.05)      --        --     (181)    (0.16)
                                          ------    -----  ------     -----   ------    ------   ------    ------
Operating.........................        $1,014    $0.86  $1,005     $0.84   $3,172    $ 2.67   $2,828    $ 2.37
                                          ======    =====  ======     =====   ======    ======   ======    ======

A more detailed discussion of restructuring and merger-related costs and other charges begins on page 15.

Summary of Operating Results on a Managed Basis

  Operating earnings for the 1999 third quarter were $1.014 billion, or 86 cents per share, up 1% from a year ago. For the nine-month period, 1999 operating earnings of $3.172 billion, or $2.67 per share, increased 12% over 1998 levels. The following table summarizes the key financial elements.

                                               Three Months Ended September 30     Nine Months Ended September 30
                                              ----------------------------------  ---------------------------------
(Dollars in millions, except per-share data)     1999        1998       Change       1999        1998      Change
------------------------------------------------------------------------------------------------------------------
Net interest income--tax-equivalent basis...    $3,624      $3,485        4%       $10,960     $10,146        8%
Provision for credit losses.................     1,115         943       18          3,218       2,963        9
Noninterest income..........................     1,583       1,446        9          4,896       4,527        8
Noninterest expense.........................     2,581       2,540        2          7,945       7,508        6
Net income..................................     1,014       1,005        1          3,172       2,828       12
Earnings per share
 Basic......................................      0.87        0.85        2           2.69        2.41       12
 Diluted....................................      0.86        0.84        2           2.67        2.37       13

Return on assets............................      1.33%       1.45%                   1.42%       1.37%
Return on common equity.....................      19.9        19.8                    20.7        19.5
Net interest margin.........................      5.32        5.63                    5.51        5.52
Efficiency ratio............................      49.6        51.5                    50.1        51.2

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

                                                Three Months Ended September 30    Nine Months Ended September 30
                                             -----------------------------------  ----------------------------------
(Dollars in millions)                             1999         1998      Change      1999         1998        Change
---------------------------------------------------------------------------------------------------------------------
Managed
 Net interest income--tax-equivalent basis...    $  3,624    $  3,485      4%      $ 10,960      $ 10,146        8%
 Average earning assets......................     270,279     245,422     10        266,046       245,658        8
 Net interest margin.........................        5.32%       5.63%     -           5.51%         5.52%       -
Reported
 Net interest income--tax-equivalent basis...    $  2,271    $  2,402     (5)      $  6,921      $  7,101       (3)
 Average earning assets......................     223,205     206,736      8        220,559       208,202        6
 Net interest margin.........................        4.04%       4.61%     -           4.20%         4.56%       -

  Managed net interest income was up 4% from the third quarter and 8% from the first nine months of 1998. Managed net interest margin was 5.32% for the 1999
third quarter, down 31 basis points from 5.63% a year ago.    For the nine-month
period, managed net interest margin was essentially unchanged from a year ago.

  In both periods, the increase in managed net interest income was driven by average loan growth in the credit card and commercial portfolios as shown in the table below.

  Partially offsetting this increase in managed net interest income in the 1999 third quarter were both the effect of compressed spreads from credit card receivables and an overall less-profitable earning asset mix. These items also contributed to the 31 basis-point decline in net interest margin.

  Reduced average available demand deposits and common equity related to the stock repurchase program also contributed to the managed margin decline in the 1999 third quarter.

  Going forward, a modest decline in the net interest margin is expected, as mix and pricing on credit card loans will compress credit card spreads and deposit growth will be flat; the recent increase in interest rates will be a factor. The previously announced stock repurchase program also will contribute to this decline in the net interest margin.

                                                   Three Months Ended September 30         Nine Months Ended September 30
                                                 -----------------------------------    -----------------------------------
(Dollars in millions)                              1999          1998        Change        1999         1998        Change
---------------------------------------------------------------------------------------------------------------------------
Average Managed Loans
 Credit card..................................     $ 69,153      $ 59,090         17%      $ 69,082     $ 58,625         18%
 Commercial...................................       91,186        81,255         12         89,067       81,141         10
 Other consumer...............................       59,876        57,633          4         58,382       57,524          1
                                                   --------      --------         --       --------     --------         --
  Total.......................................     $220,215      $197,978         11%      $216,531     $197,290         10%
                                                   ========      ========         ==       ========     ========         ==

  Average managed credit card loans were up 17% to $69.2 billion in the 1999 third quarter and up 18% to $69.1 billion for the nine-month period. Despite this year-over-year growth average outstandings were only $0.2 billion higher than in the 1999 second-quarter. At this point, average credit card outstandings are anticipated to remain essentially flat for the remainder of 1999.

  Average commercial loan volume increased 12% for the third quarter and 10% for the first nine months of 1999, compared with the year-earlier periods, reflecting underlying growth, as well as loan demand resulting from market liquidity conditions that developed in the latter half of 1998. Much of this growth has been concentrated in the lower end of the larger corporate and mid-corporate markets.

  Average consumer loans, excluding credit card loans, were up slightly from the year-ago volume. Growth in home-equity loans was offset by planned run-off in residential mortgages and portfolio sales. The sale of the Corporation's $2.5 billion student loan portfolio toward the end of the third quarter will reduce average outstandings on a going-forward basis.

Noninterest Income

  In order to provide more meaningful trend analysis, credit card fee revenue and total noninterest income in the following table are shown on a managed basis. Managed credit card fee revenue excludes the net credit card servicing revenue (spread income less credit costs) associated with securitized credit card receivables.

  In addition, the table identifies adjustments to present noninterest income on an operating basis. Operating noninterest income for 1998 excludes gains from banking center sales associated with the Retail Delivery Initiative totaling $69 million for the third quarter and $259 million for the first nine months.

  On an operating basis, managed noninterest income increased 9% from the third quarter of 1998, and 8%, compared with the first nine months of 1998.

                                                  Three Months Ended September 30         Nine Months Ended September 30
                                               -------------------------------------  --------------------------------------
(Dollars in millions)                             1999        1998         Change           1999         1998         Change
----------------------------------------------------------------------------------------------------------------------------
Trading profits..............................    $   30      $   18         67%           $  130       $  143           (9)%
Equity securities gains (losses).............        86          (4)       N/M               315          189           67
Investment securities gains..................         6          41        (85)               92          123          (25)
                                                 ------      ------     ------            ------       ------       ------
  Market-driven revenue......................       122          55        N/M               537          455           18

Credit card revenue (1)......................       392         383          2             1,125          981           15
Fiduciary and investment management fees.....       201         207         (3)              577          608           (5)
Service charges on deposits..................       321         314          2               951          939            1
Other service charges and commissions........       350         325          8             1,133        1,026           10
                                                 ------      ------     ------            ------       ------       ------
  Managed fee-based revenue..................     1,264       1,229          3             3,786        3,554            7

Other........................................       197         162         22               573          518           11
                                                 ------      ------     ------            ------       ------       ------
  Managed noninterest income--
   operating basis...........................     1,583       1,446          9             4,896        4,527            8
Gain from Indiana divestiture................        --          --         --               249           --          N/M
Concord/EPS gain.............................        --          --         --               111           --          N/M
Gains from Retail Delivery Initiative........        --          69        N/M                --          259          N/M
                                                 ------      ------     ------            ------       ------       ------
  Managed noninterest income--
   reported basis............................    $1,583      $1,515          4%           $5,256       $4,786           10%
                                                 ======      ======        ===            ======       ======          ===
---------------------------------------------

(1) Net credit card servicing revenue totaled $515 million for the 1999 third quarter, compared with $484 million for the 1998 third quarter. For the 1999 nine-month period, net credit card servicing revenue was $1.654 billion, as compared with $1.217 billion a year ago.
N/M--Not meaningful.


Market-Driven Revenue
---------------------

  Market-driven revenue generated gains of $122 million for the third quarter of 1999, compared with $55 million for the year-earlier quarter. On a year-to-date basis, market-driven revenue was $537 million, an increase of $82 million or 18% from $455 million in 1998. While more sensitive to changes in market conditions than other noninterest income components, market-driven revenue remains a core component of the commercial business and an important contributor to overall earnings.

  Trading profits increased $12 million, or 67%, compared with the third quarter of 1998. Trading results for the nine-month period were $13 million or 9% below year-ago levels. Foreign exchange trading was below 1998 levels for both the three- and nine-month periods.

  Equity securities gains increased 67% compared with the nine-month period of 1998. Second-quarter 1999 results included a $42 million gain from the Corporation's liquidation of its Concord EFS, Inc. securities.

  The Corporation's investment debt securities portfolio generated gains of $6 million for the third quarter of 1999, compared with a gain of $41 million in the year-ago quarter. Gains for the nine months ended September 30, 1999, were $92 million compared with $123 million a year ago.


Managed Fee-Based Revenue
-------------------------

  Managed fee-based revenue increased 3% for the third quarter of 1999, compared with the year-ago quarter. On a year-to-date basis, the increase was 7%. Adjusted for the impact of the reclassification of shareholder services revenue described below, fee-based revenue increased 5% in the third quarter of 1999 and 8% for the first nine months.

  Credit card fees increased to $392 million for the third quarter of 1999, from $383 million for the third quarter of 1998. This improvement reflects the growth in the managed credit card portfolio and increased transaction volume. Net gains from the securitization of credit card receivables were $12 million in the third quarter of 1999 and $87 million for the third quarter of 1998. On a year-to-date basis, net securitization gains totaled $86 million in 1999 and $120 million in 1998.

  Fiduciary and investment management fees for 1999 decreased 3% and 5%, compared with the third quarter and first nine months of 1998, respectively. The Corporation combined its shareholder services business with that of Boston EquiServe Limited Partnership in December 1998. Returns associated with this ongoing business activity are now being reflected as equity earnings, a component of other noninterest income. Adjusted for this reclassification, fiduciary and investment management fees were up 10% for the third quarter and 9% for the 1999 nine-month period.

  Service charges on deposit accounts for the third quarter and first nine months of 1999 were up slightly from the year-earlier periods.

  Other service charges and commissions rose 8% in the third quarter and 10% year-to-date compared with the prior-year periods. Strong product-based revenue, including investment management fees and insurance commissions, contributed to these year-over-year improvements.


Other Noninterest Income
------------------------

  On an operating basis, other noninterest income totaled $197 million for the third quarter of 1999, up 22% from a year ago. Noninterest income included gains from sale transactions, including several loan sale transactions in the ordinary course of portfolio management of the consumer businesses. The aggregate of these transactions resulted in a total gain of $95 million, up $13 million from a year ago. The corporation will continue to participate in the student lending business. For the 1999 nine-month period, other noninterest income totaled $573 million, an 11% increase over the $518 million of other noninterest income generated in 1998. Increased gains on the sale of loans and mortgage servicing rights, as well as higher levels of earnings from investments accounted for under the equity method of accounting, contributed to this improved performance.

Noninterest Expense

  On an operating basis, noninterest expense in the 1999 third quarter increased only 2% over third-quarter 1998 levels. Growth and continued investment in the credit card business generated most of the increase. Excluding expenses of the credit card business, 1999 operating expense decreased 3% compared with the third quarter and the first nine months of 1998.

                                                            Three Months Ended                       Nine Months Ended
                                                               September 30                            September 30
                                                    ---------------------------------        ----------------------------------
(Dollars in millions)                                1999          1998        Change         1999        1998           Change
-------------------------------------------------------------------------------------------------------------------------------
Salaries and employee benefits
 Salaries..................................         $  840        $  923          (9)%       $2,723       $2,776           (2)%
 Employee benefits.........................            130           157         (17)           467          534          (13)
                                                    ------        ------         ---         ------       ------          ---
   Total salaries and employee benefits....            970         1,080         (10)         3,190        3,310           (4)

Net occupancy and equipment expense........            220           217           1            666          628            6
Depreciation and amortization..............            167           167           -            511          500            2
Outside service fees and processing........            458           318          44          1,284          939           37
Marketing and development..................            341           264          29            958          684           40
Communication and transportation...........            205           192           7            613          567            8
Other .....................................            296           301          (2)           873          934           (7)
Less: Merger-related integration
  included above...........................            (76)            -         N/M           (150)         (55)         N/M
                                                    ------        ------         ---         ------       ------          ---
Noninterest expense--operating basis.......          2,581         2,539           2          7,945        7,507            6
Merger-related and restructuring costs.....            132             -         N/M            515          182          183
                                                    ------        ------         ---         ------       ------          ---
Noninterest expense--reported basis........         $2,713        $2,539           7%        $8,460       $7,689           10%
                                                    ======        ======         ===         ======       ======          ===

----------------------
N/M = Not meaningful.

  Salaries and benefits expense decreased 10% in the third quarter of 1999 and 4% for the first nine months, compared with 1998. This decrease was primarily due to merger-related staff reductions and to reduced senior-management incentive compensation expense accruals related to both individual business unit and overall corporate performance.

  Occupancy and equipment expense was up $3 million, compared with the third quarter of 1998, and up $38 million, compared with the first nine months of 1998. The increase for the nine month period reflected growth in production facilities as well as higher equipment costs for certain business units.

  The significant growth in outside service fees and processing expense reflected support and processing costs associated with the growth in credit card transaction volume and account generation. Also, the outsourcing of certain ongoing business activities contributed to the year-over-year increases in this expense category. In addition, costs associated with technology and business reengineering efforts were up from those of a year ago.

  Year 2000 readiness costs totaled $34 million in the third quarter of 1999, compared with $36 million in the third quarter of 1998. On a year-to-date basis, Year 2000 readiness costs totaled $96 million for 1999 and $102 million for 1998. See "Year 2000 Readiness Disclosure" on page 26.

  Marketing and development costs increased $77 million, or 29%, in the third quarter of 1999 and $274 million, or 40%, for the first nine months, compared with 1998. Credit card account-sourcing costs that were previously capitalized are now being expensed as incurred, due to a change in business practice, driving a significant portion of the year-over-year increase.

Applicable Income Taxes

                                                   Three Months Ended                    Nine Months Ended
                                                      September 30                          September 30
                                                -------------------------            -------------------------
(Dollars in millions)                            1999              1998               1999               1998
--------------------------------------------------------------------------------------------------------------
Income before income taxes..................    $1,350            $1,488             $4,450             $4,188
Applicable income taxes.....................       425               434              1,382              1,306
Effective tax rates.........................      31.5%             29.2%              31.1%              31.2%

  Tax expense for both periods included benefits for tax-exempt income, tax-advantaged investments and general business tax credits, offset by the effect of nondeductible expenses, including goodwill.

Merger-Related Costs and Other Charges

  On October 2, 1998, BANC ONE CORPORATION ("BANC ONE") and First Chicago NBD Corporation ("FCN") merged into the Corporation (the "Merger").

  As of September 30, 1999, net restructuring charges and merger-related costs of approximately $1.250 billion ($837 million after-tax) have been incurred in connection with the Merger. Actions incorporated in the business combination and restructuring plan are targeted for implementation over a 12-18 month period following the Merger. Merger-related costs totaled $515 million ($347 million after-tax), or 29 cents per share, for the first nine months of 1999. Gains on the required Indiana banking center divestitures totaled approximately $249 million in the first quarter of 1999. Merger-related and restructuring costs recorded in the fourth quarter of 1998 totaled $984 million, consisting of a restructuring charge of $636 million and merger-related costs of $348 million.

  Year-to-date 1999 merger-related costs of $515 million included $358 million related to the accounting consequences of changes in business practices. Of this total, $226 million resulted from the fourth-quarter 1998 modification, in light of the Merger, of a contractual relationship to purchase credit card accounts. Previously capitalized costs under this account-sourcing agreement continue to be amortized over a one-year period. On a going forward basis, such costs are being expensed as incurred. Merger-related costs also included $199 million of business and systems integration costs. These charges are partially offset by the reversal in the third quarter of $42 million in initially established severance accruals. The reserve release was based on higher-than-anticipated staff attrition in certain business units.

  See Note 4 -BANC ONE/FCN Merger and Note 6-Merger-Related and Restructuring Charges for additional information.

Merger Synergies and Integration Achievements

  While there can be no assurance that such business and financial goals will be achieved, the Corporation continues to expect to achieve approximately $1.2 billion in annual pretax synergies as a result of the Merger. It is currently anticipated that essentially all actions necessary to generate such synergies will be completed by year-end 2000. Of this total, the Corporation expects to realize approximately $930 million in annual expense savings and approximately $275 million in enhanced annual revenues. The expense savings will be derived principally from cost reductions in the credit card, retail banking, commercial banking, capital markets and indirect lending businesses, in the operation and technology budgets and in general and administrative expenses, as well as through increased purchasing leverage with certain suppliers to the Corporation. Increased revenues are expected to come principally from cross-selling opportunities involving the credit card, retail banking and commercial banking businesses.

  About half of the $930 million of merger expense savings are expected to be achieved in 1999. During the third quarter of 1999, incremental merger-synergy cost savings totaled approximately $50 million. Combined with the $350 million of cost synergies achieved in the first six months of 1999, the cumulative savings should produce $450 million or 97% of the anticipated expense savings for 1999. The targeted revenue enhancements have been included, as achieved, in ongoing results.

  Merger integration achievements in the first nine months of 1999 included:

  . Michigan and Indiana merger integration activities were completed as scheduled. The Indiana banks were successfully merged and their systems converted.

  . Rebranding to the Bank One name completed in Indiana, Michigan, Illinois and Florida.

  . Trust, investment management and broker-dealer businesses were integrated and systems were merged.

  .  Credit card businesses were integrated and systems were merged.

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

  Compensation for assuming these risks is reflected in interest income, trading profits and fee income. In addition, these risks are factored into the allocation of capital to support various business activities, as discussed in the "Capital Management" section, beginning on page 27.

  The Corporation is a party to transactions involving financial instruments that create risks that may or may not be reflected on a traditional balance sheet. These financial instruments can be subdivided into three categories:

  . Cash financial instruments, which are generally characterized as on-balance-sheet transactions and include loans, bonds, stocks and deposits.

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

  The Consolidated Statement of Cash Flows, on page 33, presents data on cash and cash equivalents provided and used in operating, investing and financing activities.

  The Corporation's ability to attract wholesale funds on a regular basis and at a competitive cost is fostered by strong ratings from the major credit rating agencies. As of September 30, 1999, the Corporation and its principal banks had the following long- and short-term debt ratings.

Credit Ratings

                                                                                    Senior
September 30, 1999                               Short-Term Debt                Long-Term Debt
                                          ---------------------------     -------------------------
                                             S & P          Moody's          S & P         Moody's
                                          ----------     ------------     ----------    -----------
The Corporation (Parent).................     A-1             P-1              A+            Aa3
Principal Banks..........................     A-1+            P-1             AA-            Aa2

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

The following table shows the total funding source mix for the periods indicated.

Deposits and Other Purchased Funds
                                                  September 30     June 30        March 31     December 31    September 30
(In millions)                                         1999           1999           1999          1998            1998
----------------------------------------------------------------------------------------------------------------------------
Domestic offices
  Demand......................................     $ 29,979        $ 33,881      $ 35,110       $ 39,854        $ 34,757
  Savings.....................................       65,906          64,511        63,378         62,645          58,813
  Time
    Under $100,000............................       22,911          22,470        23,197         24,483          25,464
    $100,000 and over.........................       12,225          11,143        11,647         11,819          11,230
Foreign offices...............................       25,879          24,449        20,367         22,741          18,660
                                                   --------        --------      --------       --------        --------
       Total deposits.........................      156,900         156,454       153,699        161,542         148,924
Federal funds purchased and securities
  under repurchase agreements.................       20,493          19,710        20,111         23,164          20,619
Commercial paper..............................        3,009           2,926         3,595          2,113           1,375
Other short-term borrowings...................       16,396          13,723        13,185         14,824          11,848
Long-term debt (1)............................       34,735          27,728        24,988         22,298          22,141
                                                   --------        --------      --------       --------        --------
       Total other purchased funds............       74,633          64,087        61,879         62,399          55,983
                                                   --------        --------      --------       --------        --------
       Total..................................     $231,533        $220,541      $215,578       $223,941        $204,907
                                                   ========        ========      ========       ========        ========
===========================================================================================================================

a)    Includes trust preferred capital securities.

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

  The following table shows the value-at-risk at September 30, 1999.

Value-At-Risk
                                           September 30
(In millions)                                  1999
                                          --------------
Risk Type
 Interest rate..........................       $16
 Exchange rate..........................         1
 Equity.................................         1
 Commodity..............................         -
 Diversification benefit................        (3)
                                               ---
Aggregate portfolio market risk.........       $15
                                               ===

  Certain balance sheet positions that were previously managed through the value-at-risk measurement and control system are now managed under earnings at risk measures in the Corporation's asset liability management position. This change accounted for much of the decline in value-at-risk from June 30, 1999.

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

  Earnings simulation analysis, or earnings-at-risk, measures the sensitivity of pretax earnings to various interest rate movements. The base-case scenario is established using the forward yield curve. The comparative scenarios assume an immediate parallel shock of the forward curve in increments of + 100 basis point rate movements. Additional scenarios are analyzed, including more gradual rising or falling rate changes and non-parallel rate shifts. The interest rate scenarios are used for analytical purposes and do not necessarily represent management's view of future market movements. Estimated earnings for each scenario are calculated over a forward-looking 12-month horizon.

                                                            Immediate Change
                                                                in Rates
Pretax earnings change                                    -100 bp       +100 bp
                                                          ---------------------
September 30, 1999.....................................   3.9%          (1.8)%
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

  For some embedded option positions, the risk exposure occurs at a time period beyond the 12 months captured in earnings sensitivity analysis. Management utilizes a market value of equity sensitivity technique to capture the risk in these longer-term risk positions. This analysis involves calculating future cash flows over the full life of all current assets, liabilities and off-balance-sheet positions under hundreds of different rate paths. The discounted present value of all cash flows represents the Corporation's economic value of equity. The change in this economic value of equity to shifts in the yield curve allows management to measure longer-term repricing and option risk in the portfolio. Interest rate risk in trading activities and other activities, including certain overseas balance sheet positions, is managed principally as trading risk.

  Access to the derivatives market is an important element in maintaining the Corporation's desired interest rate risk position. In general, the assets and liabilities generated through ordinary business activities do not naturally create offsetting positions with respect to repricing, basis or maturity characteristics. Using off-balance-sheet instruments, principally plain vanilla interest rate swaps (ALM swaps), the interest rate sensitivity of specific on-balance-sheet transactions, as well as pools of assets is adjusted to maintain the desired interest rate risk profile. At September 30, 1999, the notional value of ALM interest rate swaps totaled $17.7 billion, including $14.7 billion against specific transactions and $3.0 billion against specific pools of assets.

Asset and Liability Management Derivatives - Notional Principal

                                                      Receive Fixed            Pay Fixed                Basis
(In millions)                                         Pay Floating          Receive Floating            Swaps            Total
                                                 -----------------------  --------------------  ---------------------
September 30, 1999                                 Specific      Pool     Specific     Pool     Specific      Pool       Swaps
                                                 ------------  ---------  ---------  ---------  ---------  ----------  ----------
---------------------------------------------------------------------------------------------------------------------------------
Swaps associated with:
 Loans.........................................    $     -       $680     $  256     $2,329       $  -       $ -        $ 3,265
 Investment securities.........................         39          -        166          -        125         -            330
 Deposits......................................        246          -          -          -          -         -            246
 Funds borrowed (including long-term debt).....     11,708          -      2,050          -        100         -         13,858
                                                   -------       ----     ------     ------       ----       ----       -------
  Total.........................................   $11,993       $680     $2,472     $2,329       $225       $ -        $17,699
                                                   =======       ====     ======     ======       ====       ====       =======

  Swaps used to adjust the interest rate sensitivity of specific transactions will not need to be replaced at maturity, since the corresponding asset or liability will mature along with the swap. However, swaps against a pool of assets will have an impact on the overall risk position as they mature and may need to be reissued to maintain the same interest rate risk profile. These swaps could create modest earnings sensitivity to changes in interest rates.

  The notional amounts, expected maturity, and weighted-average pay and receive rates for the ALM swap position at September 30, 1999, are summarized below. For generic swaps, the maturities are contractual. In the table below, the variable interest rates--which generally are the prime rate, federal funds rate or the one-month, three-month and six-month London interbank offered rates ("LIBOR") in effect on the date of repricing--are assumed to remain constant. However, interest rates will change and consequently will affect the related weighted-average information presented in the table.

Asset and Liability Management Swaps--Maturities and Rates

September 30, 1999 (Dollars in millions)      1999     2000    2001     2002    2003   Thereafter    Total
                                              ----     ----    ----     ----    ----   ----------    -----
----------------------------------------------------------------------------------------------------------
Receive fixed/pay floating swaps
  Notional amount........................    $ 723   $7,141    $675   $  725    $359     $3,050     $12,673
  Weighted average
   Receive rate..........................     5.33%    5.78%   6.07%    6.61%   6.34%      6.70%       6.06%
   Pay rate..............................     5.59%    5.58%   5.53%    5.57%   5.70%      5.51%       5.56%
Pay fixed/receive floating swaps
   Notional amount.......................    $1,015  $1,033   $  43   $  996   $ 164     $1,550     $ 4,801
   Weighted average
    Receive rate.........................      5.49%   5.49%   5.51%    5.58%   5.43%      5.39%       5.47%
    Pay rate.............................      5.96%   6.25%   7.24%    6.45%   6.44%      6.37%       6.30%
Basis swaps
   Notional amount.......................         -  $   50   $  50        -       -     $  125     $   225
                                             ------  ------   -----   ------   -----     ------     -------
Total notional amount....................    $1,738  $8,224   $ 768   $1,721   $ 523     $4,725     $17,699
                                             ======  ======   =====   ======   =====     ======     =======

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

  Customer transactions create credit exposure that is reported both on and off the balance sheet. On-balance-sheet credit exposure includes such items as loans. Off-balance-sheet credit exposure includes unfunded credit commitments and other credit-related financial instruments. Credit exposures resulting from derivative financial instruments are reported both on and off the balance sheet; see page 26 for more details.

Selected Statistical Information

                                                September 30        June 30        March 31        December 31     September 30
(Dollars in millions)                               1999             1999            1999             1998             1998
-------------------------------------------------------------------------------------------------------------------------------
At period-end
  Loans outstanding..........................       $158,143       $157,464        $154,850           $155,398         $154,057
  Nonperforming loans........................          1,027          1,032           1,031                729              718
  Other nonperforming assets, including
   other real estate owned...................            113            105             117                 90               87
  Nonperforming assets.......................          1,140          1,137           1,148                819              805
  Allowance for credit losses................          2,252          2,250           2,270              2,271            2,751
  Nonperforming asset ratio..................           0.72%          0.72%           0.74%              0.53%            0.52%
  Allowance for credit losses/loans
   outstanding...............................           1.42           1.43            1.47               1.46             1.79
  Allowance for credit losses/
   nonperforming loans.......................            219            218             220                312              383
For the three months ended
  Average loans..............................       $157,967       $155,496        $153,271           $149,146         $154,466
  Net charge-offs............................            267            275             281                297              345
  Net charge-offs/average loans..............           0.68%          0.71%           0.73%              0.80%            0.89%

  For analytical purposes, the Corporation's portfolio is divided into commercial, consumer and credit card segments.

Loan Composition

                                               September 30       June 30         March 31     December 31    September 30
(In millions)                                      1999             1999            1999           1998           1998
---------------------------------------------------------------------------------------------------------------------------
Commercial
  Domestic
    Commercial..............................       $ 54,677      $ 53,690         $ 52,208        $ 53,362        $ 48,591
    Real estate
      Construction..........................          5,694         5,441            5,172           5,108           5,383
      Other.................................         18,566        18,114           17,927          17,787          17,082
    Lease financing.........................          7,742         6,598            6,101           6,236           5,691
  Foreign...................................          6,504         5,880            6,173           5,945           5,148
                                                   --------      --------         --------        --------        --------
      Total commercial......................         93,183        89,723           87,581          88,438          81,895
Consumer
    Residential real estate.................         15,230        13,708           12,784          12,215          12,652
    Home equity.............................         13,981        13,509           13,159          13,589          12,588
    Automotive (1)..........................         20,990        21,820           20,942          20,634          19,684
   Other....................................          8,743        10,576           10,984          11,488          11,455
                                                   --------      --------         --------        --------        --------
      Total consumer........................         58,944        59,613           57,869          57,926          56,379
Credit card (2).............................          6,016         8,128            9,400           9,034          15,783
                                                   --------      --------         --------        --------        --------
      Total.................................       $158,143      $157,464         $154,850        $155,398        $154,057
                                                   ========      ========         ========        ========        ========
==============================================================================================================================

(1)  Includes auto lease receivables.
(2) During 1998, the Corporation's certificated retained interest in credit card securitizations was reclassified to investment securities--available-for-sale. The certificated retained interest totaled $16.6 billion at September 30, 1999, $14.5 billion at June 30, 1999, $14.7 billion at March 31, 1999, and $16.7 billion at year-end 1998.

Allowance for Credit Losses

     The allowance for credit losses is maintained at a level that in management's judgment is adequate to provide for estimated probable credit losses inherent in various on- and off-balance-sheet financial instruments. The level of the allowance reflects management's formal review and analysis of potential credit losses, as well as prevailing economic conditions.

Analysis of Allowance for Credit Losses        September 30       June 30         March 31     December 31    September 30
(In millions)                                      1999             1999            1999           1998           1998
--------------------------------------------------------------------------------------------------------------------------
Balance, beginning of period................       $  2,250      $  2,270         $  2,271        $  2,751        $  2,752
Provision for credit losses.................            277           275              281             272             345
Charge-offs
  Commercial................................            112           106               83             103              64
  Consumer..................................            138           134              172             147             141
  Credit card...............................             92           114              112             127             238
                                                   --------      --------         --------        --------        --------
      Total charge-offs.....................            342           354              367             377             443
Recoveries
  Commercial................................             21            25               20              23              21
  Consumer..................................             45            45               52              43              43
  Credit card...............................              9             9               14              14              34
                                                   --------      --------         --------        --------        --------
      Total recoveries......................             75            79               86              80              98
Net charge-offs.............................            267           275              281             297             345
Other.......................................             (8)          (20)              (1)           (455)             (1)
                                                   --------      --------         --------        --------        --------
Balance, end of period......................       $  2,252      $  2,250         $  2,270        $  2,271        $  2,751
                                                   ========      ========         ========        ========        ========

  As part of the Merger integration, the accounting and credit practices associated with the credit card businesses were conformed, including the balance sheet classification of the Corporation's investment in its interest (seller's interest) in securitized credit card receivables, the timing of charge-offs and the appropriate reserves that should be maintained against remaining credit risk. Conforming these practices in the fourth quarter of 1998 resulted in the transfer of $375 million from the allowance for credit losses to a securities valuation account. As a result, such investment securities (seller's interest and the interest-only strip) are carried at fair value. The remaining reserve transfer was primarily related to First USA's contribution of its $1.6 billion private-label credit card portfolio to a new joint venture formed with GE Capital Corporation. Other reductions in the allowance for credit losses in both the second and third quarters of 1999 primarily reflect the allocable credit reserves associated with consumer loan securitizations completed during the quarter.

Nonperforming Assets

  At September 30, 1999, nonperforming assets totaled $1.140 billion and were less than 1% of related assets. Nonperforming assets have remained relatively stable for the first three quarters of 1999, but are up $321 million from year-end 1998. Nonperforming assets at September 30, 1999, included $1.027 billion of nonperforming loans and $113 million of other nonperforming assets, including other real estate owned. See page 25 for additional information.

                                             September 30      June 30       March 31       December 31      September 30
(Dollars in millions)                            1999           1999           1999            1998              1998
-----------------------------------------------------------------------------------------------------------------------------
Nonperforming loans........................     $1,027         $1,032         $1,031          $ 729             $ 718
Other, including other real estate owned...        113            105            117             90                87
                                                ------         ------         ------          -----             -----
     Total nonperforming assets............     $1,140         $1,137         $1,148          $ 819             $ 805
                                                ======         ======         ======          =====             =====
Nonperforming assets/related assets........       0.72%          0.72%          0.74%          0.53%             0.52%
                                                ======         ======         ======          =====             =====

Consumer Risk Management

  Consumer loans consist of credit card receivables as well as residential mortgage and home equity loans, automobile financing, student loans and other forms of consumer installment credit. Including securitized credit card receivables, the consumer portfolio totaled $128.9 billion at September 30, 1999.

Consumer and Credit Card Loans

                                         September 30      June 30       March 31        December 31      September 30
(In millions)                                1999            1999          1999             1998              1998
------------------------------------------------------------------------------------------------------------------------
Credit card (1).......................     $  6,016      $  8,128       $  9,400           $  9,034         $ 15,783
Residential real estate...............       15,230        13,708         12,784             12,215           12,652
Home equity...........................       13,981        13,509         13,159             13,589           12,588
Automotive (2)........................       20,990        21,820         20,942             20,634           19,684
Other consumer........................        8,743        10,576         10,984             11,488           11,455
                                           --------      --------       --------           --------         --------
 Total owned..........................       64,960        67,741         67,269             66,960           72,162
Securitized credit card...............       63,974        61,331         58,964             60,993           49,386
                                           --------      --------       --------           --------         --------
  Total managed.......................     $128,934      $129,072       $126,233           $127,953         $121,548
                                           ========      ========       ========           ========         ========

Managed credit card...................     $ 69,990      $ 69,459       $ 68,364           $ 70,027         $ 65,169
                                           ========      ========       ========           ========         ========
========================================================================================================================

1) Excludes the Corporation's interest in securitized credit card receivables. The certificated retained interest totaled $16.6 billion at September 30, 1999, $14.5 billion at June 30, 1999, $14.7 billion at March 31, 1999, and $16.7 billion at year-end 1998.

2)   Includes auto lease receivables.

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

Managed Credit Card Receivables                                            Three Months Ended
                                            September 30       June 30           March 31       December 31     September 30
(Dollars in millions)                           1999             1999              1999             1998            1998
----------------------------------------------------------------------------------------------------------------------------
Average balances
 Credit card loans (1)...................       $ 6,905        $ 8,520           $ 9,036         $ 7,865         $15,578
 Securitized credit card receivables.....        62,248         60,427            60,108          58,325          43,512
                                                -------        -------           -------         -------         -------
  Total average managed
   credit card receivables...............       $69,153        $68,947           $69,144         $66,190         $59,090
                                                =======        =======           =======         =======         =======

Total net charge-offs (including
 securitizations)........................       $   921        $   905           $   845         $   792         $   802
                                                =======        =======           =======         =======         =======

Net charge-offs/average total
 managed receivables.....................          5.33%          5.25%             4.89%           4.79%           5.43%

Credit card delinquency rate at period end
 30 or more days.........................          4.74           4.30              4.51            4.47            4.50
 90 or more days.........................          2.07           1.96              2.06            1.98            1.90
============================================================================================================================

(1) The Corporation's certificated retained interest averaged $15.2 billion for the third quarter of 1999, $15.4 billion for the second quarter of 1999, $15.7 billion for the first quarter of 1999, and $14.3 billion for the fourth quarter of 1998.

  Managed credit card receivables (i.e., those held in the portfolio and those sold to investors through securitization) were $70.0 billion at September 30, 1999.

  The managed credit card net charge-off rate for the third quarter of 1999 decreased to 5.33% from 5.43% in the third quarter of 1998. In the fourth quarter of 1998, the Corporation conformed its credit card charge-off policy. Without conforming such practices, the first quarter 1999 charge-off ratio would have been 5.32%, and the fourth quarter 1998 ratio would have been 5.42%. The 30-and 90-day delinquency rates at September 30, 1999, increased from those of December 31, 1998.

  Credit card net charge-off performance in the 1999 third quarter improved versus a year ago, and was up slightly from the second quarter. The charge-off rate is expected to remain stable for the balance of 1999. Consumer debt-service burdens have eased in 1999, following the decline in interest rates and increased mortgage refinance activity that occurred in late 1998 and early 1999. A strong employment environment, coupled with real wage gains, has contributed to improved consumer cash flow. Personal bankruptcies have declined from year-ago levels, but bankruptcy filings remain at historically high levels. Competition for new, creditworthy customers remains intense. Management continues to review credit limits, close high-risk unprofitable accounts, monitor authorization criteria, and review policies and procedures for delinquency management and related collection activities.

Other Consumer Loans                                                       Three Months Ended
                                           September 30       June 30          March 31         December 31      September 30
(Dollars in millions)                          1999             1999             1999               1998             1998
------------------------------------------------------------------------------------------------------------------------------
Average balances.......................       $59,876         $58,065            $57,177           $56,263          $57,633
Total net charge-offs..................            93              89                120               104               98
Net charge-offs/average balances.......          0.62%           0.61%              0.84%             0.74%            0.68%

  Other consumer loans, primarily loans secured by real estate as well as auto loans and leases, continued to exhibit sound credit quality. The net charge-off rate for non-credit card consumer loans was 0.62% for the third quarter of 1999, essentially unchanged from the prior quarter and down six basis points from the prior year, reflecting improved performance on a vintage basis. The composition of the consumer loan portfolio provides broad diversification of risk from both a product and geographic perspective. Centralized underwriting and sophisticated risk-assessment tools and collection practices contributed to this strong credit performance.

Commercial Risk Management

  The commercial risk portfolio includes all domestic and foreign commercial credit exposure. Credit exposure includes the credit risks associated with both on- and off-balance-sheet financial instruments.

  Commercial loans increased to $93.2 billion at September 30, 1999, from $88.4 billion at December 31, 1998. Commercial net charge-offs increased to $91 million, or 0.40% of average loans, in the third quarter of 1999, compared with $81 million, or 0.36%, in the second quarter of 1999.

  Nonperforming commercial assets increased $321 million to $1.140 billion at September 30, 1999, from $819 million at December 31, 1998. The increase was primarily within the financial services and energy industries. Nonperforming assets remain below 1% of total loans and other nonperforming assets. The Corporation does not anticipate a significant increase in nonperforming assets in the near term.

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

  At September 30, 1999, commercial real estate loans totaled $24.3 billion, or 26% of commercial loans, compared with $22.9 billion and 26% of commercial loans at year-end 1998.


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


Income Resulting from Derivative Financial Instruments

  The Corporation uses interest rate derivative financial instruments in ALM activities to reduce structural interest rate risk and the volatility of net interest margin. Net interest margin reflects the effective use of these derivatives. Without their use, net interest income would have been lower by $49 million in the third quarter of 1999 and lower by $23 million in the third quarter of 1998.

  Deferred gains, net of deferred losses, on interest rate swaps terminated early or dedesignated as ALM derivatives totaled $185 million as of September 30, 1999. This amount will be amortized as an adjustment to interest income or expense on the linked interest rate exposure position. The net adjustment will be $5 million in 1999, $74 million in 2000, $52 million in 2001 and $54 million thereafter.

Credit Exposure Resulting from Derivative Financial Instruments

  The Corporation maintains risk management policies that monitor and limit exposure to credit risks. For a further discussion of credit risks, see the Credit Risk Management section, beginning on page 21.

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

                                                                September 30      December 31
(In millions)                                                       1999              1998
--------------------------------------------------------------------------------------------
Gross replacement cost........................................      $ 14,076       $ 25,411
 Less: Adjustment due to master netting agreements............       (10,337)       (17,692)
                                                                    --------       --------
Current credit exposure.......................................         3,739          7,719
Unrecognized net loss (gain) due to nontrading activity.......             7           (765)
                                                                    --------       --------
Balance sheet exposure........................................      $  3,746       $  6,954
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


                         Year 2000 Readiness Disclosure

  The Corporation continues to execute project plans established by its predecessor companies to assure Year 2000 readiness. Total project costs are estimated to reach $350 million over the life of the project. Year 2000 costs incurred through September 30, 1999, were approximately $331 million, with $34 million incurred during the third quarter of 1999.

  The Corporation met the September 30, 1999, regulatory guideline stating that testing of mission critical systems be complete and that the implementation of mission-critical systems be substantially complete.

  At September 30, 1999, the Corporation is ready for Year 2000. Ready means that internal systems, applications and equipment are prepared to process dates correctly through the year 2000 and beyond. Information technology systems and equipment are largely compliant, and facilities and equipment managed by the Corporation are Year 2000 ready. The readiness of computer applications, equipment and contingency plans continues to be verified. Another area of focus is ensuring the availability of cash to meet customer demands.

  Year 2000 readiness is highly dependent on external entities and is not limited to operating risk. The Corporation is working extensively with external entities to ensure that their systems will be Year 2000 ready; however, the Corporation bears risk and could be adversely affected if outside parties, such as customers, vendors, utilities and government agencies, do not appropriately address Year 2000 readiness issues. In addition, the Corporation may have increased credit risk related to customers whose ability to repay debt is impaired due to Year 2000 readiness costs or risk or whose collateral becomes impaired due to lack of Year 2000 readiness.

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

                               Capital Management
                               ------------------

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

Selected Capital Ratio Review

  The Corporation aims to maintain regulatory capital ratios, including those of its principal banking subsidiaries, in excess of the well-capitalized guidelines under federal banking regulations.

  The tangible common equity to managed assets ratio is also monitored, with a current target range of 5-7%. This ratio adds securitized credit card loans to reported total assets and is calculated net of total intangible assets.

                                                                                                                 Well-
Selected Capital Ratios                                                                                       Capitalized
                                  September 30  June 30   March 31   December 31   September 30   Corporate    Regulatory
                                      1999        1999      1999         1998          1998        Targets     Guidelines
----------------------------------------------------------------------------------------------------------------------------
Risk-based capital ratios (1)
  Tier 1........................       7.7%       8.1%      8.2%         7.9%          8.6%           -            6.0%
  Total.........................      10.8       11.4      11.7         11.3          12.4            -           10.0
Leverage ratio (1)(2)...........       7.9        8.1       8.0          8.0           8.5            -            3.0
Tangible common equity/
 tangible managed assets........       5.7        6.2       6.3          5.8           6.5          5 - 7%          -
                                                                                             (less than/
Double leverage ratio (1).......       110        107       107          108           104  equal to) 120%          -

Dividend payout ratio
  Operating.....................        49         45        48           43            45          35-40%          -
  Reported........................      53         51        44          200            42            -             -
Common equity/total assets......       7.5        8.1       8.3          7.8           8.6            -             -
Stockholders' equity/total
 assets.........................       7.6        8.2       8.4          7.9           8.6            -             -

----------------
(1)  Includes trust preferred capital securities.
(2)  Minimum regulatory guideline is 3.0%.


     The components of the Corporation's regulatory risk-based capital and risk-weighted assets are shown below:

                                            September 30          December 31             September 30
(In millions)                                   1999                  1998                    1998
------------------------------------------------------------------------------------------------------
Regulatory risk-based capital
Tier 1 capital...........................      $ 20,128             $ 19,495                $ 19,888
Tier 2 capital...........................         7,991                8,295                   8,887
                                               --------             --------                --------
     Total capital.......................      $ 28,119             $ 27,790                $ 28,775
                                               ========             ========                ========
Total risk-weighted assets...............      $259,747             $244,473                $232,305
                                               ========             ========                ========

  In arriving at Tier 1 and total capital, such amounts are reduced by goodwill and other nonqualifying intangible assets as shown below.

Intangible Assets
                                                         September 30    December 31     September 30
(In millions)                                                1999            1998            1998
-----------------------------------------------------------------------------------------------------

Goodwill...............................................     $  955          $1,075          $1,094
Other nonqualifying intangibles........................        723             637             254
                                                            ------          ------          ------
     Subtotal..........................................      1,678           1,712           1,348
Qualifying intangibles.................................        592             984             871
                                                            ------          ------          ------
     Total intangibles.................................     $2,270          $2,696          $2,219
                                                            ======          ======          ======

Dividends

     The Corporation's common dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain an adequate capital level and
alternative investment opportunities.   The common dividend payout ratio is
currently targeted in the range of 35 to 40% of operating earnings over time.
In January 1999, the Corporation increased its quarterly common cash dividend to $0.42 per share. This represented a 10.5% increase over the previous $0.38 per-share dividend rate.

     On January 20, 1998, BANC ONE declared a 10% common stock dividend to shareholders of record on February 12, 1998.

Double Leverage

     Double leverage is the extent to which the Corporation's debt is used to finance investments in subsidiaries. Currently, the Corporation intends to limit its double leverage to no more than 120% at any time. Double leverage was 110% at September 30, 1999, and 108% at December 31, 1998. Trust preferred capital securities of $1.578 billion, and $1.003 billion, at September 30, 1999, and December 31, 1998, respectively, were included in capital for purposes of this calculation.

Stock Repurchase Program and Other Capital Activities

     The repurchase of shares is an integral part of capital management. On May 18, 1999, the Corporation's Board of Directors authorized the purchase of up to 65 million shares of the Corporation's common stock. As of September 30, 1999, the Corporation had purchased 36.6 million shares of common stock at an average price of $45.48 per share.

     In September 1999, a wholly owned consolidated trust subsidiary of the Corporation issued $575 million of preferred securities, bringing the total issued on behalf of the Corporation to $1.578 billion. These "Trust Preferred Capital Securities" are tax-advantaged issues that qualify for Tier 1 Capital treatment and are included in long-term debt in the Corporation's balance sheet.

     On August 10, 1999, the Corporation redeemed all of its outstanding 7 1/2% Preferred Purchase Units, totaling $150 million. The redemption price was $25.00 per unit, plus accrued and unpaid interest and contract fees totaling $0.47 per unit.

     During the first quarter of 1999, the Corporation strengthened its capital position through the issuance of $350 million of subordinated debt.

                          Consolidated Balance Sheet
                     BANK ONE CORPORATION and Subsidiaries

                                                                                 September 30   December 31   September 30
(Dollars in millions)                                                                1999           1998          1998
                                                                               -------------------------------------------
Assets
Cash and due from banks........................................................    $   15,325    $   19,878     $   14,109
Interest-bearing due from banks................................................         5,145         4,642          4,621
Federal funds sold and securities under resale agreements......................        13,257         9,862         10,066
Trading assets.................................................................         6,561         5,345          5,770
Derivative product assets......................................................         3,746         6,954          4,600
Investment securities (fair value--$47,971, $44,852, $32,667, respectively)....        47,971        44,852         32,658
Loans (net of unearned income--$3,856, $3,707, $3,399, respectively)
   Commercial..................................................................        93,183        88,438         81,895
   Consumer....................................................................        58,944        57,926         56,379
   Credit card.................................................................         6,016         9,034         15,783
Allowance for credit losses....................................................        (2,252)       (2,271)        (2,751)
                                                                                   ----------    ----------     ----------
   Loans, net..................................................................       155,891       153,127        151,306
Bank premises and equipment, net...............................................         3,279         3,340          3,431
Customers' acceptance liability................................................           407           333            434
Other..........................................................................        12,553        13,163         11,663
                                                                                   ----------    ----------     ----------
       Total assets............................................................    $  264,135    $  261,496     $  238,658
                                                                                   ==========    ==========     ==========
Liabilities
Deposits
   Demand......................................................................    $   29,979    $   39,854     $   34,757
   Savings.....................................................................        65,906        62,645         58,813
   Time........................................................................        35,136        36,302         36,694
   Foreign offices.............................................................        25,879        22,741         18,660
                                                                                   ----------    ----------     ----------
       Total deposits..........................................................       156,900       161,542        148,924
Federal funds purchased and securities under repurchase agreements.............        20,493        23,164         20,619
Other short-term borrowings....................................................        19,405        16,937         13,223
Long-term debt.................................................................        33,157        21,295         21,138
Guaranteed preferred beneficial interest in the Corporation's junior                    1,578         1,003          1,003
 subordinated debt.............................................................
Acceptances outstanding........................................................           407           333            434
Derivative product liabilities.................................................         3,902         7,147          4,749
Other liabilities..............................................................         8,243         9,515          7,950
                                                                                   ----------    ----------     ----------
       Total liabilities.......................................................       244,085       240,936        218,040
Stockholders' Equity
Preferred stock................................................................           190           190            190
Common stock - $0.01 par value.................................................            12            12             12
Number of common shares (in thousands):  9/30/99       12/31/98        9/30/98
                                        ---------     ---------      ---------
   Authorized.........................  2,500,000     2,500,000      2,500,000
   Issued.............................  1,182,009     1,179,297      1,222,989
   Outstanding........................  1,146,671     1,177,310      1,175,744
Surplus........................................................................        10,740        10,769         12,488
Retained earnings..............................................................        11,099         9,528          9,750
Accumulated other adjustments to stockholders' equity..........................          (258)          239            244
Deferred compensation..........................................................          (128)          (94)          (157)
Treasury stock at cost, 35,338,000; 1,987,000; and 47,245,000 shares,
 respectively..................................................................        (1,605)          (84)        (1,909)
                                                                                   ----------    ----------     ----------
       Total stockholders' equity..............................................        20,050        20,560         20,618
                                                                                   ----------    ----------     ----------
       Total liabilities and stockholders' equity..............................    $  264,135    $  261,496     $  238,658
                                                                                   ==========    ==========     ==========

                                       Consolidated Income Statement
                                   BANK ONE CORPORATION and Subsidiaries

                                                                      Three Months Ended   Nine Months Ended
                                                                         September 30        September 30
(In millions, except per-share data)                                    1999      1998      1999      1998
                                                                    ----------------------------------------
Interest Income
Loans, including fees...............................................    $3,277    $3,595   $ 9,692   $10,874
Bank balances.......................................................        56        78       155       264
Federal funds sold and securities under resale agreements...........       103       100       308       313
Trading assets......................................................       110        99       303       281
Investment securities--taxable......................................       657       510     2,037     1,353
Investment securities--tax-exempt...................................       104        30       244       113
                                                                        ------    ------   -------   -------
     Total..........................................................     4,307     4,412    12,739    13,198

Interest Expense
Deposits............................................................     1,162     1,230     3,383     3,742
Federal funds purchased and securities under repurchase agreements..       213       278       690       830
Other short-term borrowings.........................................       230       181       638       556
Long-term debt......................................................       460       350     1,195     1,060
                                                                        ------    ------   -------   -------
     Total..........................................................     2,065     2,039     5,906     6,188

Net Interest Income.................................................     2,242     2,373     6,833     7,010
Provision for credit losses.........................................       277       345       833     1,136
                                                                        ------    ------   -------   -------
Net Interest Income after Provision for Credit Losses...............     1,965     2,028     6,000     5,874

Noninterest Income
Trading profits.....................................................        30        18       130       143
Equity securities gains (losses)....................................        86        (4)      315       189
Investment securities gains.........................................         6        41        92       123
                                                                        ------    ------   -------   -------
  Market-driven revenue.............................................       122        55       537       455

Credit card revenue.................................................       907       867     2,779     2,198
Fiduciary and investment management fees............................       201       207       577       608
Service charges and commissions.....................................       671       639     2,084     1,965
                                                                        ------    ------   -------   -------
  Fee-based revenue.................................................     1,779     1,713     5,440     4,771
Other income........................................................       197       231       933       777
                                                                        ------    ------   -------   -------
     Total..........................................................     2,098     1,999     6,910     6,003

Noninterest Expense
Salaries and employee benefits......................................       970     1,080     3,190     3,310
Net occupancy and equipment expense.................................       220       217       666       628
Depreciation and amortization.......................................       167       167       511       500
Outside service fees and processing.................................       458       318     1,284       939
Marketing and development...........................................       341       264       958       684
Communication and transportation....................................       205       192       613       567
Merger-related and restructuring charges............................        56         -       365       127
Other...............................................................       296       301       873       934
                                                                        ------    ------   -------   -------
     Total..........................................................     2,713     2,539     8,460     7,689

Income Before Income Taxes..........................................     1,350     1,488     4,450     4,188
Provision for income taxes..........................................       425       434     1,382     1,306
                                                                        ------    ------   -------   -------
Net Income..........................................................    $  925    $1,054    $3,068   $ 2,882
                                                                        ======    ======    ======   =======
Net Income Attributable to Common Stockholders' Equity..............    $  922    $1,051    $3,059   $ 2,871
                                                                        ======    ======    ======   =======

Earnings Per Share
  Basic.............................................................     $0.79     $0.90     $2.60     $2.46
  Diluted...........................................................     $0.79     $0.89     $2.58     $2.42


                Consolidated Statement of Stockholders' Equity
                     BANK ONE CORPORATION and Subsidiaries



                                                                                 Accumulated
                                                                                    Other
                                                                               Adjustments to                             Total
                             Preferred      Common                  Retained     Stockholders'   Deferred    Treasury  Stockholders'
(In millions)                  Stock         Stock      Surplus     Earnings        Equity     Compensation    Stock      Equity
                            --------------------------------------------------------------------------------------------------------
Balance--December 31, 1997..    $326          $12       $12,584      $8,063         $209          $(137)     $(2,007)     $19,050

Net income..................                                          2,882                                                 2,882
Change in fair value,
 investment securities--
 available-for-sale,
 net of taxes...............                                                          38                                       38
Translation gain (loss),
 net of taxes...............                                                          (3)                                      (3)
                                                                    -------        -----                                  -------
Net income and changes in
 accumulated other
 adjustments to
 stockholders' equity.......                                          2,882           35                                    2,917
Cash dividends declared
  On common stock...........                                           (780)                                                 (780)
  On preferred stock........                                             (2)                                                   (2)
  On common stock by pooled
   affiliates...............                                           (401)                                                 (401)
  On preferred stock by
   pooled affiliates........                                             (9)                                                   (9)
Conversion of preferred
 stock......................    (136)                       136                                                                 -
Issuance of stock...........                               (262)         (3)                                     471          206
Acquisition of
 subsidiaries...............                                                                                       2            2
Purchase of common stock....                                                                                    (375)        (375)
Awards granted, net of
 forfeitures and
 amortization...............                                                                        (32)                      (32)
Other.......................                                 30                                      12                        42

                                ----          ---       -------     -------        -----          -----      -------      -------

Balance--September 30, 1998.    $190          $12       $12,488     $ 9,750        $ 244          $(157)     $(1,909)     $20,618
                                ====          ===       =======     =======        =====          =====      =======      =======


Balance--December 31, 1998..    $190          $12       $10,769      $9,528         $239          $ (94)     $   (84)    $20,560

Net income..................                                          3,068                                                3,068
Change in fair value,
 investment securities--
 available-for-sale,
 net of taxes...............                                                        (482)                                   (482)
Translation gain (loss),
 net of taxes...............                                                         (15)                                    (15)
                                                                    -------        -----                                  -------
Net income and changes in
 accumulated other
 adjustments to
 stockholders' equity.......                                          3,068         (497)                                  2,571
Cash dividends declared
  On common stock..........                                          (1,488)                                              (1,488)
  On preferred stock.......                                              (9)                                                  (9)
Issuance of stock..........                                  (4)                                                 156         152
Purchase of common stock...                                                                                   (1,677)     (1,677)
Awards granted, net of
 forfeitures and
 amortization..............                                                                         (34)                     (34)
Other......................                                 (25)                                                             (25)
                                ----          ---       -------     -------        -----          -----      -------     --------

Balance--September 30, 1999     $190          $12       $10,740     $11,099        $(258)         $(128)     $(1,605)    $20,050
                                ====          ===       =======     =======        =====          =====      =======     =======


                                        Supplemental Consolidated Statement of Cash Flows
                                              BANK ONE CORPORATION and Subsidiaries
                                                                                                  Nine Months Ended September 30
(In millions)                                                                                         1999             1998
                                                                                               ---------------------------------
Cash Flows from Operating Activities
Net income.....................................................................................      $  3,068         $  2,882
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization.............................................................           511              500
     Provision for credit losses...............................................................           833            1,136
     Equity securities gains...................................................................          (315)            (189)
     Securities gains, available for sale......................................................           (92)            (123)
     Net (increase) decrease in net derivative product balances................................           (37)             143
     Net (increase) in trading assets..........................................................        (1,223)            (606)
     Net (increase) decrease in other assets...................................................           375             (590)
     Net increase (decrease) in other liabilities..............................................        (1,017)           1,801
     Gains on sales of banking centers.........................................................          (249)            (259)
     Merger-related charges....................................................................           (42)             127
     Other operating adjustments...............................................................          (154)            (256)
                                                                                                     --------         --------
Net cash provided by operating activities......................................................         1,658            4,566
Cash Flows from Investing Activities
Net (increase) in federal funds sold and securities under resale agreements....................        (3,395)            (898)
Securities available for sale:
     Purchase..................................................................................       (42,370)         (21,220)
     Maturities................................................................................         9,127            5,024
     Sales.....................................................................................        30,267           15,757
Securities held to maturity:
     Maturities................................................................................            --              105
Credit card receivables securitized............................................................         7,279            7,001
Net (increase) in loans........................................................................       (11,827)          (7,229)
Loan recoveries................................................................................           240              367
Net cash and cash equivalents due to mergers, acquisitions and dispositions....................          (882)          (2,370)
All other investing activities, net............................................................          (489)          (2,592)
                                                                                                     --------         --------
Net cash used in investing activities..........................................................       (12,050)          (6,055)
Cash Flows from Financing Activities
Net (decrease) in deposits.....................................................................        (2,668)          (1,989)
Net increase (decrease) in federal funds purchased and securities under repurchase agreements..        (2,671)             273
Net increase in other short-term borrowings....................................................         2,468              342
Proceeds from issuance of long-term debt.......................................................        27,109           15,781
Repayment of long-term debt....................................................................       (14,749)         (15,623)
Cash dividends paid............................................................................        (1,448)          (1,059)
Purchase of common stock.......................................................................        (1,666)            (375)
Proceeds from issuance of common and treasury stock............................................            82               78
All other financing activities, net............................................................          (188)              68
                                                                                                     --------         --------
Net cash provided by (used in) financing activities............................................         6,269           (2,504)
Effect of exchange rate changes on cash and cash equivalents...................................            73              433
                                                                                                     --------         --------
Net (decrease) in cash and cash equivalents....................................................        (4,050)          (3,560)
Cash and cash equivalents at beginning of period...............................................        24,520           22,290
                                                                                                     --------         --------
Cash and cash equivalents at end of period.....................................................      $ 20,470         $ 18,730
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

-----------------------------------------------------------------------------------------------------------------------
                                                                         Three Months Ended        Nine Months Ended
                                                                          September 30               September 30
(Dollars in millions, except per-share data)                             1999         1998         1999         1998
-----------------------------------------------------------------------------------------------------------------------
Basic
 Net income........................................................       $  925       $1,054       $3,068       $2,882
 Preferred stock dividends.........................................           (3)          (3)          (9)         (11)
                                                                          ------       ------       ------       ------
 Net income attributable to common stockholders' equity............       $  922       $1,051       $3,059       $2,871
                                                                          ======       ======       ======       ======
Diluted
 Net income........................................................       $  925       $1,054       $3,068       $2,882
 Interest on convertible debentures, net of tax....................            2            2            4            5
 Preferred stock dividends, excluding dividends on convertible
  preferred stock..................................................           (3)          (3)          (9)          (9)
                                                                          ------       ------       ------       ------
 Diluted income available to common stockholders...................       $  924       $1,053       $3,063       $2,878
                                                                          ======       ======       ======       ======

Average shares outstanding.........................................        1,167        1,172        1,175        1,169
Dilutive Shares
 Stock options.....................................................            7           10            9           12
 Convertible preferred stock.......................................           --           --           --            2
 Convertible debentures............................................            3            4            4            4
 Employee stock purchase plan......................................           --            2           --            2
                                                                          ------       ------       ------       ------
Average shares outstanding assuming full dilution..................        1,177        1,188        1,188        1,189
                                                                          ======       ======       ======       ======
Earnings per share:
 Basic.............................................................        $0.79        $0.90        $2.60        $2.46
 Diluted...........................................................        $0.79        $0.89        $2.58        $2.42
-----------------------------------------------------------------------------------------------------------------------

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

  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes new accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those derivatives at fair value. The accounting for the gains or losses resulting from changes in the value of those derivatives will depend on the intended use of the derivative and whether it qualifies for hedge accounting. This Statement will significantly change the accounting treatment for interest rate and foreign exchange derivatives the Corporation uses in its asset and liability management activities. The transition adjustments resulting from adopting this Statement will be reported in net income or accumulated other adjustments to stockholders' equity, as appropriate, as the effect of a change in accounting principle and presented in a manner similar to the cumulative effect of a change in accounting principle. The Corporation was originally required to adopt this Statement on January 1, 2000. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 is an amendment of SFAS No. 133 that delays the effective date of this Statement to fiscal years beginning after June 15, 2000 (calendar year 2001 for the Corporation). The Corporation and a large number of other constituents had requested such a delay primarily given a number of key interpretative issues that have not been resolved, as well as Y2K system considerations. The Corporation is in the process of evaluating the impact of, and developing implementation strategies to adopt, this new Statement.

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

Note 6--Merger-Related and Restructuring Charges
------------------------------------------------

  a)   BANC ONE/FCN Merger

  The Corporation has incurred net restructuring charges and merger-related costs of approximately $1.25 billion ($837 million after-tax) as of September 30, 1999, in connection with the Merger. Actions incorporated in the business combination and restructuring plan are targeted for implementation over a 12-18 month period following the Merger. Merger-related costs totaled $515 million ($347 million after-tax), or 29 cents per share, for the first nine months of 1999. Gains on the required Indiana banking center divestitures totaled approximately $249 million in the first quarter of 1999. Merger-related and restructuring costs recorded in the fourth quarter of 1998 totaled $984 million, consisting of a restructuring charge of $636 million and merger-related costs of $348 million.

  Year-to-date 1999 merger-related costs of $515 million included $358 million related to the accounting consequences of changes in business practices. Of this total, $226 million resulted from the fourth-quarter 1998 modification, in light of the Merger, of a contractual relationship to purchase credit card accounts. Previously capitalized costs under this account-sourcing agreement continue to be amortized over a one-year period. On a going forward basis, such costs are being expensed as incurred. Merger-related costs also included $199 million of business and systems integration costs. These charges are partially offset by the reversal in the third quarter of $42 million in initially established severance accruals. The reserve release was based on higher-than-anticipated staff attrition in certain business units.

  Personnel-related items consisted primarily of severance and benefits costs for separated employees, and costs associated with the "change in control" provisions included in certain of the Corporation's stock plans. Trends in total headcount for the Corporation will reflect growth in support of line-of-business strategies and reductions based on eliminated positions resulting from the Merger. The net reduction in full time positions is expected to represent about 4-5% of September 30, 1998, headcount. Facilities and equipment costs include the net cost associated with the closing and divestiture of identified banking facilities, and the consolidation of headquarters and operational facilities. Other merger-related transaction costs include investment banking fees, registration and listing fees, and various accounting, legal and other related transaction costs.

  The following table provides details on restructuring charges recorded in connection with the Merger.

                                                                     Reserve      1999        1999    Reserve
                                     Restructuring     Initial       Balance     Amount      Amount   Balance
(In millions)                           Charges        Reserve      12/31/98    Utilized    Released  9/30/99
                                    ---------------  ------------  ---------  ------------  --------  --------
Personnel-related.................        $421          $421          $307        $140         42       $125
Facilities and equipment..........         135           135            --          --         --         --
Other transaction costs...........          80            --            --          --         --         --
                                          ----          ----          ----        ----         --       ----
    Total.........................        $636          $556          $307        $140         42       $125
                                          ====          ====          ====        ====         ==       ====

  b)   First Commerce Acquisition

  In connection with the First Commerce acquisition, the Corporation identified restructuring and merger integration charges of $182 million ($127 million after-tax), of which $127 million was recorded as a restructuring charge, $44 million represented integration costs and $11 million was associated with Year 2000 compliance. The restructuring charge of $127 million associated with the First Commerce acquisition consisted of employee benefits and severance costs and other related costs. This reserve has been fully utilized at September 30, 1999.

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

Note 8--Fair Value of Financial Instruments
-------------------------------------------

  The carrying values and estimated fair values of financial instruments as of September 30, 1999, have not materially changed on a relative basis from the carrying values and estimated fair values of financial instruments disclosed as of December 31, 1998.

Note 9--Impaired Loans
----------------------

  A loan is considered impaired when it is probable that all principal and interest amounts due will not be collected in accordance with its contractual terms. The following tables summarize impaired loan information.

--------------------------------------------------------------------------------
                                                              September 30
(In millions)                                              1999           1998
--------------------------------------------------------------------------------
Impaired loans with related allowance.................      $1,027        $ 491
Impaired loans with no related allowance (1)..........          --          163
                                                            ------        -----
 Total impaired loans.................................      $1,027        $ 654
                                                            ======        =====
Allowance on impaired loans...........................      $  220        $ 104
                                                            ======        =====
--------------------------------------------------------------------------------

(1) Impaired loans for which the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan do not require an allowance.

                                                 Nine Months Ended September 30
(In millions)                                      1999                 1998
-------------------------------------------------------------------------------
Average impaired loans.........................   $ 952                $ 618
Interest income recognized on impaired loans...      20                   19
-------------------------------------------------------------------------------

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


Note 11--Ratio of Earnings to Fixed Charges
-------------------------------------------

  The ratio of earnings to fixed charges for the nine months ended September 30, 1999, excluding interest on deposits, was 2.7x and, including interest on deposits, was 1.7x. The ratio has been computed on the basis of the total enterprise (as defined by the Securities and Exchange Commission) by dividing income before fixed charges and income taxes by fixed charges. Fixed charges consist of interest expense on all long- and short-term borrowings, excluding or including interest on deposits.

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

                        Selected Statistical Information
                     BANK ONE CORPORATION and Subsidiaries

Investment Securities - Available-for-Sale
                                                              Gross Unrealized   Gross Unrealized     Fair Value
September 30, 1999 (In millions)            Amortized Cost         Gains              Losses         (Book Value)
                                         -------------------------------------------------------------------------
U.S. Treasury............................       $ 2,236             $ --              $  66            $ 2,170
U.S. government agencies.................        12,867                7                297             12,577
States and political subdivisions........         1,724               31                 25              1,730
Retained interest in securitized credit
  card receivables........................       17,502              234                383             17,353
Other debt securities....................        11,004                9                167             10,846
Equity securities (1)(2).................         3,094              266                 65              3,295
                                                -------             ----              -----            -------
    Total.............                          $48,427             $547             $1,003            $47,971
                                                =======             ====              =====            =======

_________
(1) The fair values of certain securities for which market quotations were not available were estimated. In addition, the fair values of certain securities reflect liquidity and other market-related factors.
(2) Includes investments accounted for at fair value, in keeping with specialized industry practice.

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

---------------------------------------------------------------------------------------------------------------------------------
                                      Three Months Ended September 30, 1999            Three Months Ended September 30, 1998
                                 -----------------------------------------------  -----------------------------------------------
                                                  Credit Card                                       Credit Card
(Dollars in millions)              Reported     Securitizations      Managed         Reported     Securitizations      Managed
---------------------------------------------------------------------------------------------------------------------------------
Net interest income--
 tax-equivalent basis..........      $  2,271        $ 1,353        $  3,624        $  2,402           $ 1,083       $  3,485
Provision for credit losses....           277            838           1,115             345               598            943
Noninterest income.............         2,098           (515)          1,583           1,999              (484)         1,515
Noninterest expense............         2,713             --           2,713           2,539                 1          2,540
Net income.....................           925             --             925           1,054                --          1,054

Total average loans............      $157,967        $62,248        $220,215        $154,466           $43,512       $197,978
Total average earning assets...       223,205         47,074         270,279         206,736            38,686        245,422
Total average assets...........       254,643         47,074         301,717         236,573            38,686        275,259
Net interest margin............          4.04%         11.40%           5.32%           4.61%            11.11%          5.63%
---------------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------
                                      Nine Months Ended September 30, 1999              Nine Months Ended September 30, 1998
                                 -----------------------------------------------  ------------------------------------------------
                                                  Credit Card                                       Credit Card
(Dollars in millions)              Reported     Securitizations      Managed         Reported     Securitizations      Managed
---------------------------------------------------------------------------------------------------------------------------------
Net interest income--
 tax-equivalent basis..........    $  6,921        $ 4,039          $ 10,960        $  7,101          $ 3,045        $ 10,146
Provision for credit losses....         833          2,385             3,218           1,136            1,827           2,963
Noninterest income.............       6,910         (1,654)            5,256           6,003           (1,217)          4,786
Noninterest expense............       8,460             --             8,460           7,689                1           7,690
Net income.....................       3,068             --             3,068           2,882               --           2,882

Total average loans............    $155,595        $60,936          $216,531        $156,909          $40,381        $197,290
Total average earning assets...     220,559         45,487           266,046         208,202           37,456         245,658
Total average assets...........     253,616         45,488           299,104         238,535           37,457         275,992
Net interest margin............        4.20%         11.87%             5.51%           4.56%           10.87%           5.52%
---------------------------------------------------------------------------------------------------------------------------------

Average Balances/Net Interest Margin/Rates
-----------------------------------------------------------------------------------------------------------------
Three Months Ended                                         September 30, 1999                June 30, 1999
-----------------------------------------------------------------------------------------------------------------
(Income and rates on tax-equivalent basis)             Average             Average    Average             Average
(Dollars in millions)                                  Balance   Interest    Rate     Balance   Interest    Rate
-----------------------------------------------------------------------------------------------------------------
Assets
Short-term investments..............................  $ 13,164     $  159     4.79%  $ 12,602     $  142     4.52%
Trading assets......................................     6,185        110     7.06      6,046         98     6.50
Investment securities
   U.S. government and federal agencies.............    15,111        240     6.30     15,395        259     6.75
   States and political subdivisions................     1,765         32     7.19      1,909         34     7.14
   Other............................................    29,013        508     6.95     29,057        500     6.90
                                                      --------     ------    -----   --------     ------    -----
     Total investment securities....................    45,889        780     6.74     46,361        793     6.86
Loans (1)
   Commercial.......................................    91,186      1,726     7.51     88,911      1,649     7.44
   Consumer.........................................    59,876      1,285     8.51     58,065      1,240     8.57
   Credit card......................................     6,905        276    15.86      8,520        344    16.19
                                                      --------     ------    -----   --------     ------    -----
     Total loans....................................   157,967      3,287     8.26    155,496      3,233     8.34
                                                      --------     ------    -----   --------     ------    -----
     Total earning assets (2).......................   223,205      4,336     7.71    220,505      4,266     7.76
Allowance for credit losses.........................    (2,283)                        (2,260)
Other assets........................................    33,721                         35,021
                                                      --------                       --------
     Total assets...................................  $254,643                       $253,266
                                                      ========                       ========
-----------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
Deposits--interest-bearing
   Savings..........................................  $ 19,705     $   74     1.49%  $ 20,843     $   83     1.60%
   Money market.....................................    46,526        367     3.13     42,903        343     3.21
   Time.............................................    34,842        425     4.84     34,097        428     5.03
   Foreign offices (3)..............................    25,350        296     4.63     22,548        245     4.36
                                                      --------     ------    -----   --------     ------    -----
     Total deposits--interest-bearing...............   126,423      1,162     3.65    120,391      1,099     3.66
Federal funds purchased and securities under
  repurchase agreements.............................    17,557        213     4.81     20,354        231     4.55
Other short-term borrowings.........................    17,337        230     5.26     17,655        210     4.77
Long-term debt (4)..................................    31,326        460     5.83     26,417        385     5.85
                                                      --------     ------    -----   --------     ------    -----
     Total interest-bearing liabilities.............   192,643      2,065     4.25    184,817      1,925     4.18
Demand deposits.....................................    29,189                         32,924
Other liabilities...................................    12,479                         14,591
Preferred stock.....................................       190                            190
Common stockholders' equity.........................    20,142                         20,744
                                                      --------                       --------
     Total liabilities and stockholders' equity.....  $254,643                       $253,266
                                                      ========                       ========
-----------------------------------------------------------------------------------------------------------------
Interest income/earning assets (2)..................               $4,336     7.71%               $4,266     7.76%
Interest expense/earning assets.....................                2,065     3.67                 1,925     3.50
                                                                   ------    -----                ------    -----
Net interest margin.................................               $2,271     4.04%               $2,341     4.26%
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

-----------------------------------------------------------------------------------------------------------------------------
         March 31, 1999                           December 31, 1998                             September 30, 1998
-----------------------------------------------------------------------------------------------------------------------------
Average                  Average          Average                     Average          Average                        Average
Balance     Interest      Rate            Balance        Interest       Rate           Balance       Interest           Rate
-----------------------------------------------------------------------------------------------------------------------------
$ 14,141     $  162        4.65%          $ 15,871        $  177        4.42%          $ 12,936         $  178          5.46%
   5,655         96        6.88              5,961            85        5.66              6,470             99          6.07

  15,365        245        6.47             14,739           243        6.54             16,069            267          6.59
   2,023         39        7.82              2,086            43        8.18              2,168             41          7.50
  27,454        483        7.13             25,608           568        8.80             14,627            250          6.78
--------     ------       -----           --------        ------       -----           --------         ------         -----
  44,842        767        6.94             42,433           854        7.98             32,864            558          6.74

  87,058      1,582        7.37             85,018         1,633        7.62             81,255          1,591          7.77
  57,177      1,282        9.09             56,263         1,284        9.05             57,633          1,362          9.38
   9,036        336       15.08              7,865           324       16.34             15,578            653         16.63
--------     ------       -----           --------        ------       -----           --------         ------         -----
 153,271      3,200        8.47            149,146         3,241        8.62            154,466          3,606          9.26
--------     ------       -----           --------        ------       -----           --------         ------         -----
 217,909      4,225        7.86            213,411         4,357        8.10            206,736          4,441          8.52
  (2,324)                                   (2,700)                                      (2,714)
  37,337                                    32,804                                       32,551
--------                                  --------                                     --------
$252,922                                  $243,515                                     $236,573
========                                  ========                                     ========
-----------------------------------------------------------------------------------------------------------------------------------

$ 19,975    $   83         1.69%          $ 19,260        $  105        2.16%          $ 20,523         $  117          2.26%
  43,377       356         3.33             41,064           362        3.50             38,857            370          3.78
  35,786       450         5.10             36,790           496        5.35             37,285            497          5.29
  21,357       233         4.42             19,853           238        4.76             18,384            246          5.31
--------     ------       -----           --------        ------       -----           --------         ------         -----
 120,495     1,122         3.78            116,967         1,201        4.07            115,049          1,230          4.24

  21,862       246         4.56             23,171           260        4.45             20,792            278          5.30
  16,861       198         4.76             13,847           181        5.19             13,652            181          5.26
  23,903       350         5.94             22,208           347        6.20             21,771            350          6.38
--------     ------       -----           --------        ------       -----           --------         ------         -----
 183,121     1,916         4.24            176,193         1,989        4.48            171,264          2,039          4.72
  33,653                                    33,280                                       33,344
  15,597                                    13,784                                       11,676
     190                                       191                                          191
  20,361                                    20,067                                       20,098
--------                                  --------                                     --------
$252,922                                  $243,515                                     $236,573
========                                  ========                                     ========
-----------------------------------------------------------------------------------------------------------------------------------

            $4,225         7.86%                          $4,357        8.10%                           $4,441          8.52%
             1,916         3.56                            1,989        3.70                             2,039          3.91
            ------        -----                           ------       -----                            ------         -----
            $2,309         4.30%                          $2,368        4.40%                           $2,402          4.61%
            ======        =====                           ======       =====                            ======         =====
-----------------------------------------------------------------------------------------------------------------------------------

Average Balances/Net Interest Margin/Rates

-----------------------------------------------------------------------------------------------------------------------------------
Nine Months Ended                                                       September 30, 1999               September 30, 1998
-----------------------------------------------------------------------------------------------------------------------------------
(Income and rates on tax-equivalent basis)                        Average                Average    Average                 Average
(Dollars in millions)                                             Balance    Interest      Rate     Balance     Interest      Rate
-----------------------------------------------------------------------------------------------------------------------------------
Assets
Short-term investments......................................     $ 13,299    $   463       4.65%    $ 14,215     $   577      5.43%
Trading assets..............................................        5,964        304       6.82        6,285         281      5.98
Investment securities:
  U.S. government and federal agencies......................       15,290        744       6.51       17,338         859      6.62
  States and political subdivisions.........................        1,898        105       7.40        2,253         133      7.89
  Other.....................................................       28,513      1,491       6.99       11,202         533      6.36
                                                                 --------    -------      -----     --------     -------     -----
    Total investment securities.............................       45,701      2,340       6.85       30,793       1,525      6.62
Loans (1)
  Commercial................................................       89,067      4,957       7.44       81,139       4,749      7.83
  Consumer..................................................       58,382      3,808       8.72       57,527       4,076      9.47
  Credit card...............................................        8,146        955      15.67       18,243       2,081     15.25
                                                                 --------    -------      -----     --------     -------     -----
    Total loans.............................................      155,595      9,720       8.35      156,909      10,906      9.29
                                                                 --------    -------      -----     --------     -------     -----
    Total earning assets (2)................................      220,559     12,827       7.78      208,202      13,289      8.53
Allowance for credit losses.................................       (2,289)                            (2,742)
Other assets................................................       35,346                             33,075
                                                                 --------                           --------
    Total assets............................................     $253,616                           $238,535
                                                                 ========                           ========
-----------------------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Deposits--interest-bearing
  Savings...................................................     $ 20,173    $   240       1.59%    $ 21,199     $   365      2.30%
  Money market..............................................       44,280      1,066       3.22       38,458       1,096      3.81
  Time......................................................       34,905      1,303       4.99       38,690       1,570      5.43
  Foreign offices (3).......................................       23,100        774       4.48       18,029         711      5.27
                                                                 --------    -------      -----     --------     -------     -----
    Total deposits--interest-bearing........................      122,458      3,383       3.69      116,376       3,742      4.30
Federal funds purchased and securities under repurchase
  agreements................................................       19,909        690       4.63       21,184         830      5.24
Other short-term borrowings.................................       17,286        638       4.93       13,771         556      5.40
Long-term debt (4)..........................................       27,243      1,195       5.86       22,049       1,060      6.43
                                                                 --------    -------      -----     --------     -------     -----
    Total interest-bearing liabilities......................      186,896      5,906       4.22      173,380       6,188      4.77
Demand deposits.............................................       31,905                             33,770
Other liabilities...........................................       14,210                             11,832
Preferred stock.............................................          190                                234
Common stockholders' equity.................................       20,415                             19,319
                                                                 --------                           --------
    Total liabilities and stockholders' equity..............     $253,616                           $238,535
                                                                 ========                           ========
-----------------------------------------------------------------------------------------------------------------------------------
Interest income/earning assets (2)..........................                 $12,827       7.78%                 $13,289      8.53%
Interest expense/earning assets.............................                   5,906       3.58                    6,188      3.97
                                                                             -------      -----                  -------     -----
Net interest margin.........................................                 $ 6,921       4.20%                 $ 7,101      4.56%
                                                                             =======      =====                  =======     =====

(1) Nonperforming loans are included in average balances used to determine the average rate.
(2)  Includes tax-equivalent adjustments based on a 35% federal income tax rate.
(3) Includes international banking facilities' deposit balances in domestic offices and balances of Edge Act and overseas offices.
(4)  Includes trust preferred capital securities.

Five-Quarter Consolidated Income Statement

Three Months Ended                                               September 30  June 30  March 31  December 31  September 30
(In millions, except per-share data)                                 1999       1999      1999        1998         1998
                                                               -------------------------------------------------------------
Interest Income
Loans, including fees..........................................    $3,277      $3,223    $3,192       $3,232       $3,595
Bank balances..................................................        56          42        57           67           78
Federal funds sold and securities under resale agreements......       103          99       106          110          100
Trading assets.................................................       110          97        96           86           99
Investment securities--taxable.................................       657         681       699          783          510
Investment securities--tax-exempt..............................       104          94        46           48           30
                                                                   ------      ------    ------       ------       ------
  Total........................................................     4,307       4,236     4,196        4,326        4,412

Interest Expense
Deposits.......................................................     1,162       1,098     1,122        1,201        1,230
Federal funds purchased and securities under repurchase               213         231       246          260          278
 agreements....................................................
Other short-term borrowings....................................       230         211       198          181          181
Long-term debt.................................................       460         385       350          347          350
                                                                   ------      ------    ------       ------       ------
  Total........................................................     2,065       1,925     1,916        1,989        2,039

Net Interest Income............................................     2,242       2,311     2,280        2,337        2,373
Provision for credit losses....................................       277         275       281          272          345
                                                                   ------      ------    ------       ------       ------

Net Interest Income After Provision for Credit Losses..........     1,965       2,036     1,999        2,065        2,028

Noninterest Income
Trading profits................................................        30          33        67           (2)          18
Equity securities gains (losses)...............................        86         133        96           61           (4)
Investment securities gains....................................         6          34        52           32           41
                                                                   ------      ------    ------       ------       ------
  Market-driven revenue........................................       122         200       215           91           55

Credit card revenue............................................       907         920       952        1,078          867
Fiduciary and investment management fees.......................       201         197       179          199          207
Service charges and commissions................................       671         723       690          680          639
                                                                   ------      ------    ------       ------       ------
  Fee-based revenue............................................     1,779       1,840     1,821        1,957        1,713
Other income...................................................       197         182       554           20          231
                                                                   ------      ------    ------       ------       ------
  Total noninterest income.....................................     2,098       2,222     2,590        2,068        1,999

Noninterest Expense
Salaries and employee benefits.................................       970       1,073     1,147        1,167        1,080
Net occupancy and equipment expense............................       220         219       241          217          217
Depreciation and amortization..................................       167         169       175          180          167
Outside service fees and processing............................       458         420       406          410          318
Marketing and development......................................       341         302       315          340          264
Communication and transportation...............................       205         208       200          214          192
Merger-related and restructuring charges.......................        56         145       164          935            -
Other expense..................................................       296         270       293          393          301
                                                                   ------      ------    ------       ------       ------
 Total noninterest expense.....................................     2,713       2,806     2,941        3,856        2,539

Income Before Income Taxes.....................................     1,350       1,452     1,648          277        1,488
Applicable income taxes........................................       425         460       497           51          434
                                                                   ------      ------    ------       ------       ------
Net Income.....................................................    $  925      $  992    $1,151       $  226       $1,054
                                                                   ======      ======    ======       ======       ======

Net Income Attributable to Common Stockholders' Equity.........    $  922      $  989    $1,148       $  223       $1,051
                                                                   ======      ======    ======       ======       ======

Earnings Per Share
  Basic........................................................     $0.79       $0.84     $0.97        $0.19        $0.90
  Diluted......................................................     $0.79       $0.83     $0.96        $0.19        $0.89

                        Form 10-Q Cross-Reference Index

                        PART I - FINANCIAL INFORMATION
                        ------------------------------


ITEM 1. Financial Statements
----------------------------

                                                                    Page
                                                                    ----
     Consolidated Balance Sheet --
     September 30, 1999 and 1998, and December 31, 1998              30

     Consolidated Income Statement --
     Nine Months Ended September 30, 1999 and 1998                   31

     Consolidated Statement of Stockholders' Equity --
     Nine Months Ended September 30, 1999 and 1998                   32

     Consolidated Statement of Cash Flows --
     Nine Months Ended September 30, 1999 and 1998                   33

     Notes to Consolidated Financial Statements                    34-38

     Selected Statistical Information                             1, 21-26
                                                                    39-43


ITEM 2.   Management's Discussion and Analysis of Financial
-----------------------------------------------------------
             Condition and Results of Operations                     2-29
             -----------------------------------


                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 1.  Legal Proceedings                                           45
--------------------------

ITEM 2.  Changes in Securities                                       45
------------------------------

ITEM 3.  Defaults Upon Senior Securities                             45
----------------------------------------

ITEM 4.  Submission of Matters to a Vote of Security Holders         45
------------------------------------------------------------

ITEM 5.  Other Information                                           45
--------------------------

ITEM 6.  Exhibits and Reports on Form 8-K                            46
-----------------------------------------


Signatures                                                           47

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

ITEM 4. Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
            None

ITEM 5. Other Information
--------------------------
            None

ITEM 6. Exhibits and Reports on Form 8-K
----------------------------------------

  (a)   Exhibit 12  Statement re computation of ratio

        Exhibit 27  Financial Data Schedule

  (b) The Registrant filed the following Current Reports on Form 8-K during the quarter ended September 30, 1999.

         Date         Item Reported
         ----         -------------
        7/20/99 The Registrant's July 20, 1999, press release regarding second quarter 1999 earnings.

        8/25/99 The Registrant's August 24, 1999, press release announcing a revised earnings outlook for the second half of 1999.

        9/23/99 The Registrant's filing of documents in connection with the sale by Bank One Capital I of $500 million in aggregate liquidation amount of trust preferred securities.

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         BANK ONE CORPORATION
                                         --------------------




Date   November 15, 1999                        John B. McCoy
       -----------------                 ---------------------------

                                                John B. McCoy
                                         Principal Executive Officer

Date   November 15, 1999                      William J. Roberts
       -----------------                 ---------------------------

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