Form 10-K405
period 1999-12-31
BANK ONE CORP
filed 2000-03-17
CIK 1067092

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1999
Commission file number 001-15323

BANK ONE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	31-0738296
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1 Bank One Plaza, Chicago, Illinois 60670
(Address of principal executive offices including zip code)
Registrant’s telephone number, including area code: (312) 732-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered

Common Stock, $0.01 par value	New York Stock Exchange
Chicago Stock Exchange
Preferred Stock with Cumulative and Adjustable Dividends, Series B	New York Stock Exchange
($100 stated value), $0.01 par value
Preferred Stock with Cumulative and Adjustable Dividends, Series C	New York Stock Exchange
($100 stated value), $0.01 par value
7 [1] /4% Subordinated Debentures Due 2004	New York Stock Exchange
8.10% Subordinated Notes Due 2002	New York Stock Exchange
Guarantee of 8.00% Preferred Securities of BANK ONE Capital I	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None.

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.   Yes [✓] No [     ]

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [✓]

          The aggregate market value of voting stock held by nonaffiliates of the Corporation at December 31,
1999, was approximately $27,500,000,000 (based on the average price of such stock on February 25, 2000). At December 31, 1999, the Corporation had 1,147,343,082 shares of its Common Stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Corporation’s definitive proxy statement dated March 27, 2000, are incorporated by reference into Part III hereof.

BANK ONE CORPORATION

Form 10-K Index

In this document, “the Corporation” refers to BANK ONE CORPORATION; “Banc One” refers to BANC ONE CORPORATION; and “FCN” refers to First Chicago NBD Corporation. The Corporation is the result of the merger, effective October 2, 1998, of Banc One and FCN (the “Merger ”), further described herein.

FINANCIAL REVIEW

SELECTED FINANCIAL DATA

(In millions, except ratios and per-share data)	1999	1998	1997	1996	1995
Income and Expense:
Net interest income—tax-equivalent basis	$ 9,142	$ 9,469	$ 9,619	$ 9,417	$ 8,042
Provision for credit losses	1,249	1,408	1,988	1,716	1,067
Noninterest income	8,692	8,071	6,694	5,994	5,478
Merger-related and restructuring charges	554	1,062	337	—	267
Operating expense	10,936	10,483	9,403	8,681	7,948
Net income	3,479	3,108	2,960	3,231	2,675
Per Common Share Data:
Net income, basic	$ 2.97	$ 2.65	$ 2.48	$ 2.64	$ 2.17
Net income, diluted	2.95	2.61	2.43	2.57	2.12
Cash dividends declared	1.68	1.52	1.38	1.24	1.13
Book value	17.34	17.31	16.03	16.64	15.28
Balance Sheet:
Loans	$163,877	$155,398	$159,579	$153,496	$138,478
Deposits	162,278	161,542	153,726	145,206	145,343
Long-term debt (1)	35,435	22,298	21,546	15,363	12,582
Total assets	269,425	261,496	239,372	225,822	228,298
Common stockholders’ equity	19,900	20,370	18,724	18,856	17,345
Total stockholders’ equity	20,090	20,560	19,050	19,507	18,143
Performance Ratios:
Return on assets	1.36%	1.30%	1.29%	1.43%	1.19%
Return on common equity	17.1	15.9	15.8	17.5	15.7
Net interest margin	4.09	4.52	4.75	4.70	4.07
Efficiency ratio	64.4	65.8	59.7	56.3	60.8
Credit Quality:
Net charge-offs to average loans	0.77%	0.97%	1.21%	1.04%	0.59%
Allowance for credit losses to loans outstanding	1.39	1.46	1.77	1.75	1.75
Nonperforming assets to related assets	0.71	0.53	0.42	0.40	0.55
Common Stock Data:
Average shares outstanding, basic	1,168	1,170	1,176	1,199	1,198
Average shares outstanding, diluted	1,178	1,189	1,213	1,254	1,248
Stock price, year-end	$ 32.00	$ 51.06	$ 49.37	$ 39.09	$ 31.10
Stock dividends	—	10%	—	10%	—
Dividend payout ratio	57%	58%	61%	38%	40%

(1)	Includes trust preferred capital securities.

BUSINESS SEGMENTS

Highlights

	Net Income (In millions)		Earnings Per Share		Return on Equity		Average Managed Assets (In billions)		Average Common Equity (In billions)
	1999	1998	1999	1998	1999	1998	1999	1998	1999	1998
Commercial Banking	$1,612	$1,325	$1.37	$1.11	21%	17%	$151.9	$143.1	$ 7.7	$ 7.7
First USA	1,255	1,419	1.07	1.19	17	21	108.1	97.0	7.4	6.8
Other Consumer	940	783	0.80	0.66	26	23	40.0	36.2	3.6	3.4
Other Activities and Corporate/Unallocated	269	342	0.22	0.29	N/M	N/M	2.2	2.6	1.6	1.6

Managed Business Segment results	4,076	3,869	3.46	3.25	20	20	302.2	278.9	20.3	19.5
Merger-related and other items	(597)	(761)	(0.51)	(0.64)	N/M	N/M	—	—	—	—

Total Corporation	$3,479	$3,108	$2.95	$2.61	17%	16%	$302.2	$278.9	$20.3	$19.5

Investment Management (included above)	$ 344	$ 215	$0.29	$0.18

N/M—Not meaningful.

Business Segment Management

          BANK ONE CORPORATION manages its lines of business based on risk, return and growth parameters. The risk component is differentiated through the capital allocation process. Merger-related charges and certain other items that are not considered core, run-rate items were not attributed to the line of business results. Management believes that the results presented are more indicative of underlying performance of the business segments.

Description of Methodology

          Key elements of the management reporting process that determine the line of business results include:

•
Funds Transfer Pricing—To derive net interest income for the business units, a detailed process of charging/crediting for assets/liabilities is employed. This system is designed to be consistent with the Corporation ’s asset and liability management principles.

•
Standard Credit Costs—Provision for credit losses in the lines of business is determined through specific methodologies that measure expected loss over a certain period of time. Any difference between the aggregate provision of the businesses and the Corporation’s total is shown in Corporate/Unallocated.

•	Cost Allocation —Costs of support units are fully allocated to the business lines as indirect expenses and overhead costs.

•
Capital Attribution—Common equity is assigned to the business units based on the underlying risk of their activities. Four forms of risk are measured: credit, market, operational and lease residual. The risk tolerance used in this framework is consistent with that required for a AA debt rating. See page 34 for more information on economic capital.

          To the extent practicable, results for prior periods have been restated to reflect subsequent organizational changes and material refinements in management reporting policies.

          Other key principles underlying the line of business results are noted below.

•
The presentation of the business units depicts the management organization of the Corporation for 1999. During that time, the Consumer Lending unit operated as part of First USA. In January 2000, Consumer Lending was realigned with Retail Banking. Other, less significant, changes also took place as noted on page 9. The business segments ’ results for 1999 and 1998 are presented under the 2000 organization structure on page 9.

•
The merger-related charges and the effect of certain identified transactions were not attributed to any line of business. For analytical purposes, these items are not considered part of the core business activities. More information on these costs is provided beginning on page 8.

•	All disclosures are on a managed basis; securitized credit card receivables and related income statement line items are presented as if they were on-balance sheet loans.

•	Earnings from Investment Management are fully attributed to the other lines of business.

•	The “Other Activities/Unallocated” category includes certain proprietary investing and other small non-core business activities, as well as unallocated capital and other corporate items.

Line of Business Financial Results

Commercial Banking

(Dollars in millions)	1999	1998	% Change
Net interest income (FTE)	$3,017	$2,942	3%
Provision for credit losses	437	404	8
Noninterest income	2,605	2,237	16
Noninterest expense	2,934	2,925	—
Net income	1,612	1,325	22

Return on equity	21%	17%
Efficiency ratio	52	56

(Dollars in billions)
Average loans	$ 83.1	$ 77.0	8%
Average assets	151.9	143.1	6
Average common equity	7.7	7.7	—

FTE—Fully taxable equivalent.

          Commercial Banking is the Corporation ’s largest earnings contributor, representing 40% of managed business segment net income. It serves business customers ranging in size from middle market companies to large corporations, governments and institutions. Commercial Banking’s offerings include traditional credit products, corporate finance, treasury services, investment management and capital market products. This business line’s earnings also include the results of high net worth customers, leveraged and equipment leasing, proprietary investing and venture capital activities.

          Net income of $1.6 billion for 1999 was up 22% from a year ago, and return on equity increased to 21%. This performance exceeded the growth and return targets established for this business. Spread income was up 3%, although margins continued to be compressed. The 16% improvement in noninterest income was principally due to significantly higher market-driven revenue in Corporate Investments and an increase in treasury management fees. The provision for credit losses increase reflected the impact of 8% loan growth in 1999. Noninterest expense was flat year-to-year, reflecting merger synergies and expense discipline.

          The $7.7 billion of average common equity attributed to Commercial Banking is predicated on the assessment of inherent business risks. It represents about 9% of total average loans.

          For 2000, the activities of Commercial Banking are expected to produce net income growth in the 13% –16% range. Overall, return on equity should be 18% –20%.

Consumer Businesses

          The Corporation serves a number of different consumer markets with a variety of products and through multiple delivery channels. For 1999, the consumer businesses consisted of First USA (including Credit Card, WingspanBank.com (the Corporation ’s Internet-only bank) and Consumer Lending) and Other Consumer. Deposit gathering, auto finance and small business lending were the primary activities of Other Consumer.

First USA
(Credit Card and Consumer Lending)

(Dollars in millions)	1999	1998	% Change
Net interest income (FTE)	$7,980	$7,519	6%
Provision for credit losses	3,843	3,485	10
Noninterest income	2,155	1,960	10
Noninterest expense	4,393	3,873	13
Net income	1,255	1,419	(12)

Return on equity	17%	21%
Efficiency ratio	43	41

(Dollars in billions)
Average loans	$100.7	$ 91.2	10%
Average common equity	7.4	6.8	9

Credit Card

(Dollars in millions)	1999	1998	% Change
Net interest income (FTE)	$6,895	$6,457	7%
Provision for credit losses	3,593	3,274	10
Noninterest income	1,860	1,628	14
Noninterest expense	3,533	3,054	16
Net income	1,077	1,177	(8)

Return on outstandings (pretax)	2.4%	2.9%
Return on equity	17	21
Efficiency ratio	40	38
Managed net charge-off rate	5.23	5.57

(Dollars in billions)
Average loans	$ 69.0	$ 60.5	14%
Average assets	75.3	65.7	15
Average common equity	6.2	5.6	11

          For the year, Credit Card contributed $1.1 billion of net income, an 8% reduction from 1998. Managed credit card receivables averaged $69 billion for the year, up 14% from 1998, yet relatively flat during the year. Total revenue rose 8% for 1999, a result of the receivables growth. Expenses were up 16%, largely due to higher marketing costs, which, beginning in the fourth quarter of 1998, were expensed as incurred rather than capitalized. Higher servicing costs associated with portfolio growth, and investments in new markets also contributed to the expense increase.

          Return on equity for 1999 was 17%, based on an equity attribution of 9% of managed receivables. This capital ratio is generally higher than that of most competitors. The managed net charge-off rate for 1999 was 5.23%, compared with 5.57% in 1998.

          A rapid earnings decline occurred in the second half of 1999 and was due to several factors: a rise in account attrition, significant yield compression and a reduction in late fees. As a result, the net interest margin dropped almost 75 basis points in the second half of the year.

           During the second half of 1999, Credit Card refocused its marketing efforts on customer retention, addressed operational and service issues, and deployed a revised pricing strategy. Expense management programs have also been implemented. Overall, Credit Card’s earnings are expected to decline in 2000, to a pretax return on outstandings of approximately 1.0%. The actions initiated in 2000 are expected to return Credit Card profitability for 2001 to industry levels.

Consumer Lending

(Dollars in millions)	1999	1998	% Change
Net interest income (FTE)	$1,085	$1,062	2%
Provision for credit losses	250	211	18
Noninterest income	295	332	(11)
Noninterest expense	860	819	5
Net income	178	242	(26)

Return on equity	15%	20%
Efficiency ratio	62	59

(Dollars in billions)
Average loans	$ 31.7	$ 30.7	3%
Average assets	32.8	31.3	5
Average common equity	1.2	1.2	—

          Consumer Lending offers a wide range of loan products, including home equity loans and lines of credit, mortgage loans, tax refund anticipation loans and other secured loans. These loans are generated nationwide through a variety of distribution channels, including telemarketing, direct mail, retail banking centers, the Internet and third-party originators.

          Net income declined substantially in 1999 as credit costs rose. Provision for credit losses reflects higher charge-offs due to portfolio seasoning and growth. In addition, gains on loan sales and securitizations for 1999 were lower by $28 million. Increased direct marketing and other channel costs were also a factor in the earnings decline.

          Consumer Lending was merged into Retail Banking in early 2000 with the objective of serving customers more effectively by offering a full product set through integrated channel access. This combination will leverage infrastructure and processes in order to improve the operating efficiency and returns of Consumer Lending from run-rate levels at year-end 1999.

Other Consumer

(Dollars in millions)	1999	1998	% Change
Net interest income (FTE)	$3,304	$3,230	2%
Provision for credit losses	165	246	(33)
Noninterest income	1,424	1,590	(10)
Noninterest expense	3,144	3,395	(7)
Net income	940	783	20

Return on equity	26%	23%
Efficiency ratio	66	70

(Dollars in billions)
Average loans	$ 34.5	$ 31.5	10%
Average assets	40.0	36.2	10
Average deposits	88.5	92.1	(4)
Average common equity	3.6	3.4	6

          Other Consumer includes a Retail Banking network of 1,800 banking centers, 7,000 ATMs, online banking and other distribution channels, as well as small business, indirect auto lending and other forms of secured lending. This business segment produced growth and returns above its targets for 1999. Net income was $940 million, up 20% from 1998, and return on equity was 26%. The increase in net income is largely attributable to a lower provision for credit losses resulting from a favorable credit quality environment and the sale of high risk indirect auto lending assets.

          Over the past two years, the Corporation has sold 245 banking centers with approximately $6.5 billion in deposits. Although these sales reduced earnings, return on equity and operating efficiency improved as a result. At the same time, aggressive productivity programs boosted net income. In 1999, average deposit levels were $88.5 billion, and average loan balances increased to $34.5 billion.

          For 2000, the new Retail Banking segment (the combination of Other Consumer and Consumer Lending) is targeting continued strict expense management and moderate revenue growth to produce earnings growth of 8%–10% and return on equity above 20%.

Investment Management

(Dollars in millions)	1999	1998	% Change
Total revenue	$1,460	$1,210	21%
Noninterest expense	940	887	6
Net income	344	215	60

(Dollars in billions)
Average assets under management	$125.1	$108.7	15%

(Dollars in millions)
Net income attribution:
Commercial	$ 201	$ 124	62%
Credit Card	88	38	N/M
Other Consumer	55	53	4

N/M —Not meaningful.

          Investment Management provides investment advisory, insurance, trust and investment-related services to individual and institutional clients. The One Group® mutual funds, the Corporation’s proprietary fund family, is managed in this line of business. Both equity and fixed income components of the One Group funds collectively performed above industry averages in 1999.

          Investment Management continues to be a high-growth, high-return business for the Corporation. Average assets under management grew 15% for the year, and net income rose 60% to $344 million. The increase in net income was produced by revenue growth in the proprietary insurance, annuity and mutual fund products as well as commissions on sales of other securities products. These revenues are attributed to the other business lines.

          Continued strong revenue growth and expense management is expected to generate earnings growth of 18%–22% for 2000.

Other Activities

(Dollars in millions)	1999	1998	% Change
Total revenue	$149	$183	(19)%
Noninterest expense	87	90	(3)
Net income	41	59	(31)

(Dollars in billions)
Average assets	$ 2.2	$ 2.6	(15)%
Average common equity	0.2	0.2	—

          Other Activities includes the results of certain proprietary investing and other small, non-core business units. Revenue consists principally of spread income and gains from equity securities.

Corporate/Unallocated

(Dollars in millions)	1999	1998	% Change
Total revenue	$ 296	$ 237	25%
Provision for credit losses	(107)	(221)	(52)
Noninterest expense	60	33	82
Net income	228	283	(19)

(Dollars in billions)
Average common equity	$ 1.4	$ 1.4	—%

          Certain corporate transactions, valuation adjustments and charges are not allocated to a specific business unit. Additionally, capital that is not attributed to businesses is held in Corporate/Unallocated. In 1999, this segment included higher gains from the sales of banking centers, properties, businesses and loan portfolios, which are not considered ongoing specific business activities. Also, the difference between standard credit costs in the business lines and the Corporation’s actual provision expense is reflected in this category.

Merger-Related and Other Items

          The Corporation ’s results for the past two years included items that management believes were not indicative of ongoing business segment results nor would be representative of a prospective core run rate of the segment’s performance. These include merger-related restructuring costs, specific business restructurings, identified asset impairment and valuation adjustments, as well as other items. The following table summarizes these items on a pretax basis, which should be evaluated in conjunction with reported results.

(In millions)	1999	1998
Merger and restructuring costs
Banc One/FCN	$(515)	$ (984)
First Commerce acquisition	—	(182)

Business restructuring charges
1999 fourth quarter	(207)	—
Rapid Cash	—	(65)

Asset impairment and valuation adjustments
Auto leasing residuals/other	(80)	(110)
Credit card assets	(129)	—

Other items
Provision for credit losses and other charges associated with FFIEC implementation	(197)	—
Litigation and other charges	(112)	—
Gain on sale of Concord/EPS	111	—
Gain on Indiana divestiture	249	—
Gains from Retail Delivery Initiative	—	259

Total net charges	$ (880)	$(1,082)

Earnings per share impact	$(0.51)	$ (0.64)

1999 Business Restructuring, Asset Impairment and Other Nonrecurring Items

          The 1999 fourth quarter business restructuring charges totaled $207 million. These costs included personnel-related severance and other exit costs associated with both corporate and business-related restructuring plans that were approved before year-end 1999. The net reduction in full-time equivalent positions is anticipated to approximate 5,100, with an estimated severance cost of $143 million. Other charges of $64 million included asset write-offs and termination costs associated with lease and other vendor contracts.
           Asset impairment charges totaled $209 million. Of the total, $80 million related to the deterioration of automobile lease residual values. The remaining $129 million was for the impairment of credit card assets, including purchased account relationships, affinity programs and interest-only strip securities. These charges were triggered by the revised marketing plans and projected earnings decline at First USA. The carrying values of these assets continue to be subject to ongoing market risk, including interest and payment rate risk, as well as the automobile resale market. Adverse market changes could result in additional impairment charges in future periods.

          All other charges were $309 million. Of this total, $176 million was for an increase in provisions for credit losses, reflecting the Corporation’s overall assessment of its allowance for credit losses in light of the Federal Financial Institutions Examination Council’s (“FFIEC”) new guidelines and other relevant risk factors. An additional $21 million of noninterest expense for credit card fraud losses was related to the shorter time frame for recognizing fraud losses required by the new guidelines. The remaining $112 million were reserves established to cover various legal matters, as well as other asset write-offs associated with system and business integration activities.

          See Note 5, beginning on page 47, for more detail on the 1999 merger-related and other restructuring costs. Also, for additional disclosure regarding the Corporation’s business segments, see Note 6 on page 49.

Line of Business Reorganization

          The following table illustrates line of business results for 1999 and 1998 restated to reflect the organizational changes that were effective January 1, 2000. These changes include: combining Consumer Lending with Other Consumer (together defined as Retail), moving the Global Money Markets & Investments business from Commercial Banking to Other Activities, separating the results of WingspanBank.com from Credit Card to Other Activities and transferring Private Banking from Commercial to Investment Management. Reporting in 2000 will be presented under this organizational structure.
1999 (Dollars in millions)	Commercial Banking	Credit Card	Retail	Other Activities	Unallocated	Managed Business Segment Results
Net interest income (FTE)	$3,027	$6,895	$4,389	$ 28	$118	$14,457
Provision for credit losses	437	3,593	415	—	(107)	4,338
Noninterest income	2,298	1,858	1,719	420	178	6,473
Noninterest expense	2,917	3,444	4,004	193	60	10,618
Net income	1,425	1,135	1,118	170	228	4,076

Return on equity	20%	18%	24%	N/M	N/M	20%
Efficiency ratio	55	39	66	N/M	N/M	51
Return on outstandings (pretax)	N/A	2.5	N/A	N/A	N/A	N/A
(Dollars in billions)

Average loans	$ 83.1	$ 69.0	$ 66.2	$ 0.3	—	$ 218.6
Average managed assets	117.9	75.3	72.8	36.2	—	302.2
Average common equity	7.2	6.2	4.7	0.8	1.4	20.3

1998
(Dollars in millions)
Net interest income (FTE)	$2,841	$6,457	$4,293	$144	$ 93	$13,828
Provision for credit losses	404	3,274	457	—	(221)	3,914
Noninterest income	1,990	1,628	1,920	388	144	6,070
Noninterest expense	2,902	3,054	4,214	113	33	10,316
Net income	1,109	1,177	1,024	276	283	3,869

Return on equity	15%	21%	22%	N/M	N/M	20%
Efficiency ratio	60	38	68	N/M	N/M	52
Return on outstandings (pretax)	N/A	2.9	N/A	N/A	N/A	N/A

(Dollars in billions)
Average loans	$ 77.0	$ 60.5	$ 62.2	$ 0.2	—	$ 199.9
Average managed assets	113.1	65.7	67.5	32.6	—	278.9
Average common equity	7.3	5.6	4.6	0.6	1.4	19.5

N/M —Not meaningful.
N/A —Not applicable.

          The following results for Investment Management are fully attributed to the other lines of businesses in the preceding table.

(Dollars in millions)	1999	1998
Total revenue	$1,799	$1,523
Noninterest expense	1,065	1,016
Net income	485	335

Forecasted 2000 Results

          The Corporation announced in January 2000 that projected earnings for the year would be in the range of $2.80–$3.00 per share. This expected decline from the 1999 managed business segment results is primarily due to the projected earnings decline in Credit Card.

Earnings Per Share
1999 Managed Business Segment Results	$3.46
Growth in core business units excluding Credit Card	0.45 –0.50
Decline in Credit Card profitability	(0.60 –0.70)
Run-rate and market risk considerations	(0.35 –0.40)
Projected 2000 Earnings	$2.80 –$3.00

          The pretax return on outstandings in the credit card business is projected to decline from 2.5% in 1999 to approximately 1.0% in 2000. This reduction translates into a 60–70 cent per share earnings decline in 2000. The Corporation is in the process of implementing changes in Credit Card that are anticipated to produce a return of between 1.50% and 1.75% for 2001, which is consistent with the current profitability of other market participants in this business.

          Core growth in other businesses is expected to generate earnings improvement of 45–50 cents per share in 2000. However, additional risk factors, including the economy, higher interest rates and competition, could negatively affect projected 2000 earnings by up to 40 cents per share, as shown in the table above.

EARNINGS ANALYSIS

Summary of Financial Results

          The Corporation ’s 1999 net income was $3.479 billion, or $2.95 per share, up from $3.108 billion, or $2.61 per share, in 1998, and compared with $2.960 billion, or $2.43 per share, in 1997. The following table summarizes the key financial lines and ratios for the years presented.

(Dollars in millions, except per share data)	1999	1998	1997
Net interest income—tax-equivalent basis	$ 9,142	$ 9,469	$9,619
Provision for credit losses	1,249	1,408	1,988
Noninterest income	8,692	8,071	6,694
Noninterest expense	11,490	11,545	9,740
Net income	3,479	3,108	2,960
Earnings per share
Basic	2.97	2.65	2.48
Diluted	2.95	2.61	2.43
Return on assets	1.36%	1.30%	1.29%
Return on common equity	17.1	15.9	15.8
Net interest margin	4.09	4.52	4.75
Efficiency ratio	64.4	65.8	59.7

Basis of Presentation

          Management ’s discussion and analysis may contain forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. However, such performance involves risks and uncertainties that may cause actual results to differ materially from those expressed in forward-looking statements. See pages 36–37 for a full discussion of such factors.

          For funding and risk management purposes, the Corporation periodically securitizes loans, primarily in support of credit card activities. The accounting for securitizations complicates the understanding of underlying trends in net interest income, net interest margin and noninterest income, as well as the underlying growth rates of reported loans. For clarification, these trends are also reviewed on a “managed” basis, which adds data on securitized credit card loans to reported data on loans. Results on a managed basis, where presented, should be read in conjunction with reported results. See page 76 for reconciliation of reported to managed results.

Net Interest Income

          Net interest income includes fundamental spreads on earning assets as well as such items as loan fees, cash interest collections on problem loans, dividend income, interest reversals, and income or expense relating to derivatives used to manage interest rate risk. Net interest margin measures how efficiently the Corporation uses its earning assets and underlying capital.

          In order to understand fundamental trends in net interest income, average earning assets and net interest margins, it is useful to analyze financial performance on a managed portfolio basis, which adds data on securitized loans to reported data on loans.

(Dollars in millions)	1999	1998	1997
Managed
Net interest income—tax-equivalent basis	$ 14,457	$ 13,828	$ 12,950
Average earning assets	269,237	248,621	235,420
Net interest margin	5.37%	5.56%	5.50%
Reported
Net interest income—tax-equivalent basis	$ 9,142	$ 9,469	$ 9,619
Average earning assets	223,539	209,514	202,334
Net interest margin	4.09%	4.52%	4.75%

          Managed net interest margin decreased 19 basis points to 5.37% in 1999, from 5.56% in 1998. Lower margins on credit card loans were the most significant cause of the overall margin decline in 1999, reflecting customer attrition and lower late fees, plus modestly higher funding costs in 1999. Going forward, pricing on credit card loans will continue to compress credit card spreads.

          On a reported basis, net interest margin was 4.09% in 1999, compared with 4.52% in 1998 and 4.75% in 1997. The decrease in net interest margin was related to lower credit card spreads as well as a less favorable earning asset mix.

          Managed net interest income increased 5% in 1999, compared with that of 1998. This growth was primarily attributable to a $20.6 billion, or an 8%, increase in average earning assets.

(In millions)	1999	Percent	1998	Percent	1997	Percent
Average managed loans
Credit card	$ 68,980	32%	$ 60,532	30%	$ 54,872	29%
Commercial	90,182	41	82,118	41	76,636	41
Other consumer	59,440	27	57,206	29	56,410	30

Total	$218,602	100%	$199,856	100%	$187,918	100%

           Average managed credit card loans in 1999 were up 14% from 1998 levels to $69.0 billion. Despite this year-over-year average growth, average outstandings were generally flat throughout 1999. The Corporation anticipates that average credit card outstandings will be flat to down 5% in 2000.

          Average commercial loan volume increased 10%, or $8 billion, in 1999, reflecting underlying growth, as well as loan demand resulting from ongoing market liquidity conditions. Much of this growth has been concentrated in the large corporate and middle market segments.

          Average consumer loans, excluding credit card loans, were up $2.2 billion, or 4%, from 1998. Growth in home equity loans was offset by run-off in residential mortgages and portfolio sales.

          Managed net interest income for 1998 increased $878 million, or 7%, from 1997, due primarily to a $13.2 billion increase in average earning assets. The managed net interest margin for 1998 increased to 5.56% from 5.50% in 1997, reflecting growth in higher spread credit card loans, as well as deposit growth. Average commercial loans grew 7% in 1998, predominantly reflecting growth in the middle market segment. Average consumer loans were essentially flat in 1998 compared with 1997.

Noninterest Income

          In order to provide more meaningful trend analysis, credit card fee revenue and total noninterest income in the following table are shown on a managed basis. Credit card fee revenue excludes the net interest revenue associated with securitized credit card receivables. Managed noninterest income increased 7% in 1999, following a 16% increase in 1998.

				Percent Increase (Decrease)
(Dollars in millions)	1999	1998	1997	1998-1999	1997-1998
Equity securities gains	$ 415	$ 250	$ 334	66%	(25)%
Trading profits	147	141	117	4	21
Investment securities gains	94	155	101	(39)	53

Market-driven revenue	656	546	552	20	1
Credit card revenue (1)	1,377	1,424	1,194	(3)	19
Fiduciary and investment management fees	793	807	746	(2)	8
Service charges on deposits	1,283	1,255	1,219	2	3
Other service charges and commissions	1,502	1,390	1,172	8	19

Managed fee-based revenue	4,955	4,876	4,331	2	13
Gains from Retail Delivery Initiative	—	259	—	N/M	N/M
Gain on Indiana divestitures	249	—	—	N/M	N/M
Gain on sale of Concord/EPS	111	—	—	N/M	N/M
Other	671	538	497	25	8

Managed noninterest income	$6,642	$6,219	$5,380	7%	16%

(1)	Excludes net credit card revenue due to securitizations totaling $2.050 billion in 1999, $1.852 billion in 1998 and $1.314 billion in 1997.
N/M —Not meaningful.

Market-Driven Revenue

          Market-driven revenue increased 20% over year-ago levels. The mix of market-driven revenue changed from that of 1998, as improvements in both equity securities gains and trading profits were offset by the year-over-year decline in investment securities gains. While more sensitive to changes in market conditions than other noninterest income components, market-driven revenue remains a core component of the commercial business and an important contributor to overall earnings growth.

          Equity securities gains totaled $415 million in 1999, up from $250 million in 1998 and $334 million in 1997. Favorable equity markets in 1999 produced higher market valuations and an increase in transaction volume. Investment securities gains totaled $94 million in 1999, compared with $155 million in 1998 and $101 million in 1997. Investment securities gains were lower in 1999 as a result of less favorable market conditions for certain debt instruments. The higher investment securities gains in 1998 and 1997 primarily resulted from more active management of the investment portfolio, with a focus on government and mortgage-backed securities.

          Trading profits were $147 million in 1999, compared with $141 million in 1998 and $117 million in 1997. More favorable results in derivatives in 1999 were offset by a decline in foreign exchange trading. Derivative trading results in 1998 were negatively affected by losses recognized in specific portfolio positions, as well as by a volatile interest rate environment. Foreign exchange trading benefited from the volatility in foreign currency markets experienced in 1998 and 1997.

Managed Fee-Based Revenue

          Managed fee-based revenue grew 2% in 1999, following 13% growth in 1998. Adjusted for the impact of the reclassification of shareholder services revenue and writedowns included in credit card revenue described below, each major category of fee-based revenue posted increases in both years.

          Credit card fee revenue in 1999 includes asset impairment writedowns of $99 million for certain assets, including affinity programs and interest-only strips retained by the Corporation in securitization transactions. These writedowns were based on the continued earnings decline in the credit card business. Such assets continue to represent ongoing risk exposures. Changes in projected revenues, adverse market movements or customer payment rates could result in additional impairment charges in future periods. Excluding these writedowns, credit card fees rose 4% to $1.476 billion in 1999, reflecting higher levels of interchange and cardholder fees, partially offset by reduced gains on credit card securitizations. Growth in average credit card receivables in both 1999 and 1998 produced higher levels of account- and transaction-based fee revenue. Excluding the impact of the fourth quarter 1999 writeoffs, securitization-related gains totaled $54 million in 1999, $180 million in 1998 and $188 million in 1997. Credit card receivables are expected to remain stable or decline slightly in 2000, which may result in reduced levels of fee-based revenue.

          Fiduciary and investment management fees include revenue generated by traditional trust products and services, investment management activities and the shareholder services business. In December 1998, the Corporation combined its shareholder services business with that of Boston EquiServe Limited Partnership and began recognizing its proportionate share of the partnership’s net earnings in other noninterest income. Adjusted for this reclassification, fiduciary and investment management fees were up 11% for 1999. This increase reflects an increase in proprietary mutual funds, as well as general increases in the market value of trust assets under management.

          Service charges on deposit accounts, which include deficient balance fees, increased 2% to $1.283 billion for 1999, following a 3% increase in 1998. Growth in cash management fees was a contributing factor, due in part to the extensive cross-selling of product offerings across an expanded geographic region. Effective cross-selling was supported by enhanced product features and functionality of the core treasury management services provided to customers on a national basis.

          Other service charges and commissions in 1999 increased 8% from 1998 levels. Fees from asset-backed finance transactions grew in 1999 as the market for securitizations continued to be a source of liquidity for commercial customers. Loan syndication fees increased, as transaction flow continued to grow. Continued growth in other fee revenue from retail product areas, including home mortgage and investment management, also contributed to this excellent performance.

           Included in other income in 1999 was $249 million of gains on the divestiture of banking centers required in connection with the Banc One/FCN Merger and a $111 million gain from an investment in Concord/EPS. Gains of $259 million from banking center sales, related to the Retail Delivery Initiative, were recorded in 1998.

          Other noninterest income increased $133 million, or 25%, from that recorded in 1998. Gains on sales of loans were $248 million for 1999, $286 million for 1998 and $107 million for 1997. Earnings from investments accounted for under the equity method of accounting were $81 million higher in 1999 than in 1998. Charges of $100 million in 1999 and $102 million in 1998 were recorded for asset valuation adjustments associated with the Corporation ’s auto leasing portfolio. These charges were based on a periodic assessment of the automobile lease residual portfolio. While the Corporation has taken actions to mitigate such ongoing risk, the carrying value of the automobile lease residual portfolio remains subject to this ongoing market risk.

Noninterest Expense

          Noninterest expense in 1999 was $11.490 billion, compared with $11.545 billion in 1998. Noninterest expense for 1998 was 19% higher than in 1997. Excluding merger-related and restructuring charges, noninterest expense in 1999 was up 4% from 1998, and 1998 expenses were 12% above 1997 levels. Business initiatives, particularly in Credit Card, contributed to the year-over-year increase in operating expense. Technology, systems and other reengineering projects also added to the overall expense growth.

				Percent Increase (Decrease)
(Dollars in millions)	1999	1998	1997	1998-1999	1997-1998
Salaries and employee benefits
Salaries	$ 3,668	$ 3,770	$3,551	(3)%	6%
Employee benefits	603	707	673	(15)	5

Total salaries and employee benefits	4,271	4,477	4,224	(5)	6
Net occupancy and equipment expense	910	845	739	8	14
Depreciation and amortization	697	680	693	3	(2)
Outside service fees and processing	1,743	1,349	1,145	29	18
Marketing and development	1,188	1,024	837	16	22
Communication and transportation	829	781	711	6	10
Merger-related and restructuring charges	554	1,062	337	(48)	N/M
Other	1,298	1,327	1,054	(2)	20

Noninterest expense	$11,490	$11,545	$9,740	—	19%

Full-time equivalent staff (December 31)	86,198	91,310	94,384	(6)	(3)

Efficiency ratio	64.4%	65.8%	59.7%

N/M = Not meaningful.

          Salary and benefit costs were $4.271 billion in 1999, down 5% from $4.477 billion in 1998, and were primarily the result of staff reductions. At December 31, 1999, full-time equivalent employees totaled 86,198, down 6% from 91,310 in 1998. Employee benefit costs decreased $104 million in 1999 compared with 1998, largely attributable to staff reductions and reduced pension costs, as well as to the integration of employee benefit programs. The 1998 increases in salary and benefits costs of 6% and 5% from 1997 levels reflected staffing increases to support growth in certain business activities as well as annual salary increases and higher performance-based initiatives in certain business units.

          Occupancy and equipment expense was up $65 million, or 8%, from 1998 levels. The increase reflected growth in production facilities as well as higher equipment costs for certain business units. Occupancy and equipment expense in 1998 was up 14% from 1997 levels, reflecting the outsourcing of various property management services and the implementation and ongoing support of an expanded ATM delivery network, including the Rapid Cash retail banking initiative. This initiative was restructured at the end of 1998, resulting in a $65 million charge.

          Outside service fees and processing expense increased 29% in 1999 and 18% in 1998; these expenses included consulting and implementation costs incurred to support Year 2000 readiness, as well as other development, technology and reengineering initiatives in various businesses. Increased credit card transaction volume and account generation required higher levels of support and processing costs. Additionally, the outsourcing of certain ongoing business activities contributed to the year-over-year increases.

          Year 2000 readiness costs totaled $108 million in 1999 and $185 million in 1998, and are included in various noninterest expense categories. See “Year 2000 Readiness Disclosure” on page 33.

          Marketing and development expense increased 16% in 1999 and 22% in 1998. Credit card marketing efforts accounted for much of the increase in both periods. Additionally, in 1999 credit card account sourcing costs that were previously capitalized are now being expensed as incurred due to a change in business practices.

          Other operating expense decreased $29 million in 1999, compared with the 1998 figure. The increase in 1998 over 1997 levels reflected the cost to support growth in transaction-driven business activities and the higher level of technology-driven and business reengineering project initiatives.

Applicable Income Taxes

          The following table shows the Corporation’s income before income taxes, as well as applicable income taxes and effective tax rate for each of the past three years.

(Dollars in millions)	1999	1998	1997
Income before income taxes	$4,974	$4,465	$4,427
Applicable income taxes	1,495	1,357	1,467
Effective tax rates	30.1%	30.4%	33.1%

          Tax expense for all three years included benefits for tax-exempt income, tax-advantaged investments and general business tax credits offset by the effect of nondeductible expenses, including goodwill. A higher level of transaction activity in tax-advantaged products during 1999 and 1998 produced a lower effective rate than in 1997. More detail on income taxes can be found in Note 18, beginning on page 64.

RISK MANAGEMENT

          The Corporation ’s various business activities generate liquidity, market and credit risks.

•	Liquidity risk is the possibility of being unable to meet all current and future financial obligations in a timely manner.

•	Market risk is the possibility that changes in future market rates or prices will make the Corporation’s positions less valuable.

•	Credit risk is the possibility of loss from a customer’s failure to perform according to the terms of a transaction.

          Compensation for assuming these risks is reflected in interest income, trading profits and fee income. In addition, these risks are factored into the allocation of capital to support various business activities, as discussed in the “Capital Management” section, beginning on page 33.

           The Corporation is a party to transactions involving financial instruments that create risks that may or may not be reflected on a traditional balance sheet. These financial instruments can be subdivided into three categories:

•	Cash financial instruments, which are generally characterized as on-balance sheet transactions and include loans, bonds, stocks and deposits.

•	Credit-related financial instruments, which include such instruments as commitments to extend credit and standby letters of credit.

•	Derivative financial instruments, which include such instruments as interest rate, foreign exchange, equity price and commodity price contracts, including forwards, swaps and options.

          The Corporation ’s risk management policies are intended to identify, monitor and limit exposure to liquidity, market and credit risks that arise from each of these financial instruments.

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

          The Consolidated Statement of Cash Flows, on page 41, presents data on cash and cash equivalents provided and used in operating, investing and financing activities.

          The Corporation ’s ability to attract wholesale funds on a regular basis and at a competitive cost is fostered by strong ratings from the major credit rating agencies. As of January 31, 2000, the Corporation and its principal banks had the following long- and short-term debt ratings.

Credit Ratings

January 31, 2000	Short – Term Debt		Senior Long–Term Debt
	S & P	Moody ’s	S & P	Moody ’s
The Corporation (Parent)	A-1	P-1	A	Aa3
Principal Banks	A-1	P-1	A+	Aa2

          Standard & Poor’s lowered the ratings of the Corporation and principal banks on January 11, 2000. No material impact on the ability to raise wholesale funding is anticipated for the Corporation or its principal banks.

          The Treasury Department is responsible for identifying, measuring and monitoring the Corporation’s liquidity profile. The position is evaluated monthly by analyzing the composition of the liquid asset portfolio, performing various measures to determine the sources and stability of the wholesale purchased funds market, tracking the exposure to off-balance sheet draws on liquidity and monitoring the timing differences in short-term cash flow obligations.

          Access to a variety of funding markets and customers in the retail and wholesale sectors is vital both to liquidity management and to cost minimization. A large retail customer deposit base is one of the significant strengths of the Corporation’s liquidity position. In addition, a diversified mix of short- and long-term funding sources from the wholesale markets is maintained through active participation in global capital markets and by securitizing and selling assets such as credit card receivables.

           The following table shows the total funding source mix for the periods indicated.

Deposits and Other Purchased Funds

December 31 (In millions)	1999	1998	1997	1996	1995
Domestic offices
Demand	$ 31,194	$ 39,854	$ 35,954	$ 33,479	$ 31,653
Savings	64,435	62,645	58,946	56,359	52,463
Time
Under $100,000	22,825	24,483	28,815	30,955	31,184
$100,000 and over	14,052	11,819	11,329	10,312	10,753
Foreign offices	29,772	22,741	18,682	14,101	19,290

Total deposits	162,278	161,542	153,726	145,206	145,343
Federal funds purchased and securities under repurchase agreements	18,720	23,164	20,346	21,662	24,906
Commercial paper	3,184	2,113	1,507	2,446	941
Other short-term borrowings	18,027	14,824	11,299	10,593	12,781
Long-term debt (1)	35,435	22,298	21,546	15,363	12,582

Total other purchased funds	75,366	62,399	54,698	50,064	51,210

Total	$237,644	$223,941	$208,424	$195,270	$196,553

(1) Includes trust preferred capital securities.

MARKET RISK MANAGEMENT

Overview

          Market risk refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices and commodity prices, as well as the correlation among these factors and their volatility. The portfolio effect of engaging in diverse trading activities helps reduce the potential impact of market risk on earnings. Through its trading activities, the Corporation strives to take advantage of profit opportunities available in interest and exchange rate movements. In asset and liability management activities, policies are in place that are designed to closely manage structural interest rate and foreign exchange rate risk. Disclosures about the fair value of financial instruments, which reflect changes in market prices and rates, can be found in Note 21, beginning on page 68.

Trading Activities

          The Corporation ’s trading activities are primarily customer-oriented. Cash instruments are sold to satisfy customers’ investment needs. Derivative contracts are initially entered into to meet the risk management needs of customers. In general, the Corporation then enters into offsetting positions to reduce market risk. In order to accommodate customers, an inventory of capital markets instruments is carried, and access to market liquidity is maintained by making bid-offer prices to other market makers. The Corporation may also take proprietary trading positions in various capital markets cash instruments and derivatives, and these positions are designed to profit from anticipated changes in market factors.

          Many trading positions are kept open for brief periods of time, often less than one day. Other positions may be held for longer periods. Trading positions are valued at estimated fair value. Realized and unrealized gains and losses on these positions are included in noninterest income as trading profits.

          The Corporation manages its market risk through a value-at-risk measurement and control system, through stress testing, and through dollar limits imposed on trading desks and individual traders. The Risk Management Committee of the Board of Directors approves the overall market risk that any line of business can assume. The primary oversight unit for market risk arising from trading and trading related activity is the Market Risk Policy and Review Department, which develops policy to monitor and limit market risk and oversees the Corporation’s process for managing risk. Value-at-risk is intended to measure the maximum fair value the Corporation could lose on a trading position, given a specified confidence level and time horizon. Value-at-risk limits and exposure are monitored on a daily basis for each significant trading portfolio. Stress testing is similar to value-at-risk except that the confidence level is geared to capture more extreme, less frequent market events.

          The Corporation ’s value-at-risk calculation measures potential losses in market value using a 99% confidence level and a one-day time horizon. This equates to 2.33 standard deviations from the mean under a normal distribution. This means that, on average, daily losses are expected to exceed value-at-risk one out of every 100 overnight trading days. Value-at-risk is calculated using various statistical models and techniques for cash and derivative positions, including options. Because of market relationships, the Corporation is able to recognize risk-reducing diversification benefits across certain trading portfolios. However, the reported value-at-risk remains somewhat overstated because not all offsets and correlations are fully considered in the calculation.

          The following table shows average, high and low value-at-risk derived from the four quarter-ends of 1999 and 1998, along with value-at-risk figures for December 31, 1999, and December 31, 1998. The activities covered by the table include trading activities and other activities, including certain overseas balance sheet positions, that are managed principally as trading risk.

Value-At-Risk

(In millions)	1999 Average	1999 High	1999 Low	Dec 31, 1999	1998 Average	1998 High	1998 Low	Dec 31, 1998
Risk type
Interest rate	$21	$28	$14	$14	$23	$27	$16	$27
Exchange rate	1	2	—	—	2	2	1	2
Equity	1	1	1	1	2	3	1	2
Commodity	—	—	—	—	—	1	—	—
Diversification benefit				(2)				(2)

Aggregate portfolio market risk				$13				$29

          Interest rate risk was the predominant type of market risk incurred during 1999. At December 31, 1999, before taking diversification benefits into account, approximately 91% of primary market risk exposures were related to interest rate risk. Exchange rate, equity and commodity risks accounted for 4%, 4% and 1%, respectively, of primary market risk exposures.

          U.S. Treasury, corporate, asset-backed, municipal and mortgage-backed securities generated 88% of interest rate risk. Interest rate derivatives accounted for 11% of interest rate risk. The remaining 1% of interest rate risk was derived from money market and foreign exchange trading activities.

          Within the category of exchange rate risk, 76% of the risk was generated by foreign exchange spot, forward and option trading. Of the exchange rate risk arising from these activities, 23% related to major currency exposures and 77% to minor currencies. The remaining exchange rate risk was largely from interest rate and equity derivatives trading.

          Equity cash instruments trading generated 54% of equity price risk, and equity derivatives trading generated the remaining 46% of equity price risk.

          At December 31, 1999, aggregate portfolio market risk exposures were 54% lower than at year-end 1998. The majority of this decline was due to decreased market risk in various trading books.

Structural Interest Rate Risk Management

          Interest rate risk exposure in the Corporation’s non-trading activities (i.e., asset liability management (“ALM”) position) is created from repricing, option and basis risks that exist in on- and off-balance sheet positions. Repricing risk occurs when interest rate-sensitive financial asset or liability positions reprice at different times as interest rates change. Basis risk arises from a shift in the relationship of the rates on different financial instruments. Option risk is due to “embedded options” often present in customer products including interest rate, prepayment and early withdrawal options; administered interest rate products; deposit products with no contractual maturity structure; and certain off-balance sheet sensitivities. These embedded option positions are complex risk positions that are difficult to offset completely and, thus, represent the primary risk of loss to the Corporation.

          The Corporation ’s policies strictly limit which business units are permitted to assume interest rate risk. The level of interest rate risk that can be taken is closely monitored and managed by a comprehensive risk control process. The Market and Investment Risk Management Committee, consisting of senior executives of the finance group, credit and market risk oversight units, and line of business units, are responsible for establishing the market risk parameters acceptable for the Corporation’s ALM position. Through these parameters the Committee balances the return potential of the ALM position against the desire to limit volatility in earnings and/or economic value. The ALM position is measured and monitored using sophisticated and detailed risk management tools, including earnings simulation modeling and economic value of equity sensitivity analysis, to capture both near-term and longer-term interest rate risk exposures. The Committee establishes the risk measures, risk limits, policy guidelines and the internal control mechanisms (collectively referred to as the Interest Rate Risk Policy) for managing the overall ALM exposure. The Interest Rate Risk Policy is reviewed and approved by a committee of the Board of Directors.

          Earnings simulation analysis, or earnings-at-risk, measures the sensitivity of pretax earnings to various interest rate movements. The base-case scenario is established using the forward yield curve. The comparative scenarios assume an immediate parallel shock of the forward curve in increments of ±100 basis point rate movements. Additional scenarios are analyzed, including more gradual rising or falling rate changes and non-parallel rate shifts. The interest rate scenarios are used for analytical purposes and do not necessarily represent management’s view of future market movements. Estimated earnings for each scenario are calculated over a forward-looking 12-month horizon (e.g., projected 1999 earnings for the December 1998 figures and projected 2000 earnings for the December 1999 figures).

          The Corporation ’s earnings sensitivity profile as of year-end 1999 and 1998 is stated below:

Pretax earnings change	Immediate Change in Rates
	-100 bp	+100 bp
December 31, 1999	3.7%	(3.4)%

December 31, 1998	1.5%	(1.8)%

          Assumptions are made in modeling the sensitivity of earnings to interest rate changes. For residential mortgage whole loans, mortgage-backed securities, home equity loans and collateralized mortgage obligations, the earnings simulation model captures the expected prepayment behavior under changing interest rate environments. Additionally, the model measures the impact of interest rate caps and floors on adjustable-rate products. Assumptions regarding the interest rate or balance behavior of indeterminate maturity products (savings, money market, NOW and demand deposits) reflect management’s best estimate of expected future behavior. Sensitivity of service fee income to market interest rate levels, such as those related to cash management products, is included as well. The earnings sensitivity profile does not reflect potential differences in the timing of income recognition on transactions that were designed to have an offsetting economic effect. For example, volatility of earnings in interim periods may result as the present value of net interest revenues reflected in an interest-only strip is recorded upon a credit card securitization; the interest-only strip may be subsequently subject to the accounting recognition of impairment due to adverse changes in market interest and payment rates while the income or expense on offsetting asset and liability positions are recorded on an accrual basis. The change in percentage sensitivity between 1998 and 1999 is primarily due to the difference in year-over-year projected earnings. The Corporation’s economic risk position (discussed later in this section) has not changed significantly year-over-year.

          The Corporation has risk exposure at time periods beyond the 12 months captured in earnings sensitivity analysis. Management uses an economic value of equity sensitivity technique to capture the risk in both short and long-term positions. This analysis involves calculating future cash flows over the full life of all current assets, liabilities and off balance-sheet positions under different rate scenarios. The discounted present value of all cash flows represents the Corporation’s economic value of equity. The sensitivity of this value to shifts in the yield curve allows management to measure longer-term repricing and option risk in the portfolio. Interest rate risk in trading activities and other activities, including certain overseas balance sheet positions, is managed principally as trading risk.

          Access to the derivatives market is an important element in maintaining the Corporation’s desired interest rate risk position. In general, the assets and liabilities generated through ordinary business activities do not naturally create offsetting positions with respect to repricing, basis or maturity characteristics. Using off-balance sheet instruments, principally plain vanilla interest rate swaps (ALM swaps), the interest rate sensitivity of specific on-balance sheet transactions, as well as pools of assets or liabilities, is adjusted to maintain the desired interest rate risk profile. At December 31, 1999, the notional value of ALM interest rate swaps totaled $19.7 billion, including $17.5 billion against specific transactions and $2.2 billion against specific pools of assets or liabilities.

Asset and Liability Management Derivatives—Notional Principal

December 31, 1999 (In millions)	Receive Fixed Pay Floating		Pay Fixed Receive Floating		Basis Swaps		Total Swaps
	Specific	Pool	Specific	Pool	Specific	Pool
Swaps associated with:
Loans	$ —	$680	$ 248	$1,427	$ —	$ —	$ 2,355
Investment securities	—	—	—	121	—	—	121
Deposits	666	—	—	—	—	—	666
Funds borrowed (including long-term debt).	11,138	—	5,287	—	160	—	16,585

Total	$11,804	$680	$5,535	$1,548	$160	$ —	$19,727

Other ALM Contracts (1)							$ 205

(1)	Primarily reflects the use of interest rate futures contracts to hedge investment securities.

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

          The notional amounts, expected maturity, and weighted-average pay and receive rates for the ALM swap position at December 31, 1999, are summarized in the following table. For generic swaps, the maturities are contractual. In the table, the variable interest rates—which generally are the prime rate, federal funds rate or the one-month, three-month and six-month London interbank offered rates (“LIBOR”) in effect on the date of repricing—are assumed to remain constant. However, interest rates will change and consequently will affect the related weighted-average information presented in the table.

Asset and Liability Management Swaps—Maturities and Rates

December 31, 1999 (Dollars in millions)	2000	2001	2002	2003	2004	Thereafter	Total
Receive fixed/pay floating swaps
Notional amount	$10,159	$525	$ —	$ —	$ —	$1,800	$12,484
Weighted average
Receive rate	5.95%	5.98%	—%	—%	—%	6.83%	6.08%
Pay rate	6.14	6.18	—	—	—	6.12	6.14
Pay fixed/receive floating swaps
Notional amount	$ 1,032	$ 43	$1,933	$664	$2,726	$ 685	$ 7,083
Weighted average
Receive rate	6.22%	6.17%	6.18%	6.27%	6.20%	6.29%	6.21%
Pay rate	6.25	7.24	6.74	6.75	6.73	6.31	6.62
Basis swaps
Notional amount	$ 100	$ 50	$ —	$ —	$ 10	$ —	$ 160

Total notional amount	$11,291	$618	$1,933	$664	$2,736	$2,485	$19,727

Foreign Exchange Risk Management

          Whenever possible, foreign currency-denominated assets are funded with liability instruments denominated in the same currency. If a liability denominated in the same currency is not immediately available or desired, a forward foreign exchange or cross-currency swap contract is used to fully hedge the risk due to cross-currency funding.

          To minimize the earnings and capital impact of translation gains or losses measured on an after-tax basis, the Corporation uses forward foreign exchange contracts to hedge the exposure created by investments in overseas branches and subsidiaries.

CREDIT RISK MANAGEMENT

          The Corporation has developed policies and procedures to manage the level and composition of risk in its credit portfolio. The objective of this credit risk management process is to quantify and manage credit risk on a portfolio basis as well as to reduce the risk of a loss resulting from a customer’s failure to perform according to the terms of a transaction.

          Customer transactions create credit exposure that is reported both on and off the balance sheet. On-balance sheet credit exposure includes such items as loans. Off-balance sheet credit exposure includes unfunded credit commitments and other credit-related financial instruments. Credit exposures resulting from derivative financial instruments are reported both on and off the balance sheet; see pages 31–32 for more details.

Selected Statistical Information

(Dollars in millions)	1999	1998	1997	1996	1995
At year-end
Loans outstanding	$163,877	$155,398	$159,579	$153,496	$138,478
Nonperforming loans	1,053	729	609	536	661
Other, including other real estate owned	106	90	61	71	99
Nonperforming assets	1,159	819	670	607	760
Allowance for credit losses	2,285	2,271	2,817	2,687	2,422

Nonperforming assets/related assets	0.71%	0.53%	0.42%	0.40%	0.55%
Allowance for credit losses/loans outstanding	1.39	1.46	1.77	1.75	1.75
Allowance for credit losses/nonperforming loans	217	312	463	501	366
For the year
Average loans	$156,855	$154,952	$155,926	$146,094	$130,614
Net charge-offs	1,206	1,498	1,887	1,522	768
Net charge-offs/average loans	0.77%	0.97%	1.21%	1.04%	0.59%

          For analytical purposes, the Corporation’s portfolio is divided into commercial, consumer and credit card segments.

Loan Composition

December 31 (In millions)	1999	1998	1997	1996	1995
Commercial
Domestic
Commercial	$ 55,661	$ 53,362	$ 48,458	$ 44,791	$ 40,587
Real estate
Construction	5,836	5,108	4,639	4,387	3,820
Other	18,817	17,787	16,545	16,016	15,106
Lease financing	8,971	6,236	4,537	4,258	3,335
Foreign	7,067	5,945	5,127	4,160	3,984

Total commercial	96,352	88,438	79,306	73,612	66,832
Consumer
Residential real estate (1)	32,313	25,804	28,088	26,941	24,049
Automotive (2)	23,567	20,634	17,998	17,293	15,946
Other	7,608	11,488	11,522	10,795	10,126

Total consumer	63,488	57,926	57,608	55,029	50,121
Credit card (3)	4,037	9,034	22,665	24,855	21,525

Total	$163,877	$155,398	$159,579	$153,496	$138,478

(1)	Includes first mortgages and home equity receivables.
(2)	Includes auto lease receivables.
(3)
During 1998, the Corporation’s certificated retained interest in credit card securitizations was reclassified to investment securities—available for sale. At December 31, 1999, and December 31, 1998, the certificated retained interest totaled $19.7 billion and $16.7 billion, respectively.

Nonperforming Assets

          At December 31, 1999, nonperforming assets totaled $1.159 billion, compared with $819 million at year-end 1998 and $670 million at year-end 1997. Of this increase, $329 million, or 97% occurred in the first quarter of 1999 and is attributable to portfolio deterioration in the consumer finance/mortgage, oil- and gas-related and healthcare industry segments within the commercial portfolio. Since the first quarter of 1999, nonperforming assets increased by only $11 million. Successful problem loan management and a generally favorable market during most of 1999 contributed to the stability of nonperforming assets since the first quarter. Nonperforming assets at December 31, 1999, included $1.053 billion of nonperforming loans and $106 million of other non-performing assets, including other real estate owned.

          Nonaccrual loans at year-end 1999 included $87 million of foreign loans, compared with $41 million of foreign loans at year-end 1998.

          The following table shows a breakout of nonperforming assets for the past five years.

December 31 (Dollars in millions)	1999	1998	1997	1996	1995
Nonaccrual loans	$1,053	$729	$608	$528	$637
Accrual renegotiated loans	—	—	1	8	24

Total nonperforming loans (1)	1,053	729	609	536	661
Other, including other real estate owned	106	90	61	71	99

Total nonperforming assets	$1,159	$819	$670	$607	$760

Nonperforming assets/related assets	0.71%	0.53%	0.42%	0.40%	0.55%

(1)	The amount of interest on nonperforming loans that would have been recorded in 1999 totaled $107 million. Of this amount, $43 million was actually recorded in 1999.

Charge-offs

          Managed net charge-offs increased 16.2% during 1999 to $4.654 billion. Portfolio growth, higher commercial charge-offs and charges related to the early adoption of certain new FFIEC consumer charge-off guidelines contributed to the increase. The managed net charge-off rate increased to 2.13% in 1999 versus 2.00% in 1998. Excluding the FFIEC-related charges, the net charge-off rates would have been flat.

          The following table shows a breakout of managed net charge-offs by portfolio segment for the past three years.

Charge-off Rates
(Dollars in millions)	1999			1998			1997
	Net charge- offs	Average balance	Net charge-off rate	Net charge- offs	Average balance	Net charge-off rate	Net charge- offs	Average balance	Net charge-off rate
Commercial	$ 306	$ 90,182	0.34%	$ 222	$ 82,118	0.27%	$ 87	$ 76,636	0.11%
Consumer (1)	558	59,440	0.94	413	57,206	0.72	420	56,410	0.74
Credit card (1)(2)	3,790	68,980	5.49	3,369	60,532	5.57	3,391	54,872	6.18

Total (1)(2)	$4,654	$218,602	2.13%	$4,004	$199,856	2.00%	$3,898	$187,918	2.07%

(1)
Includes $143 million of consumer charge-offs and $183 million of securitized charge-offs taken in the fourth quarter of 1999 related to the early adoption of certain of the FFIEC ’s new consumer charge-off guidelines.

(2)	Reported on a managed basis.

Consumer Risk Management

          Consumer risk management uses advanced risk assessment tools across each of the consumer lines of business, including credit cards, loans secured by real estate, automobile loans and leases, and other unsecured loans. With these tools, product and price offerings are targeted to best match the consumer risk profile.

          Management continues to proactively manage the risk/reward relationship of each consumer loan portfolio segment, such that profitability targets and required rates of return on investment are achieved.

Consumer and Credit Card Loans

          Consumer loans consist of credit card receivables as well as loans secured by residential real estate, automobile financing, and other forms of secured and unsecured consumer installment credit. Excluding securitized receivables, the consumer and credit card loan portfolio increased during the year to $67.5 billion at year-end 1999. Including securitized credit card receivables, the consumer portfolio increased $4.9 billion, or 4%, to
$132.8 billion at December 31, 1999.

December 31 (In millions)	1999	1998	1997	1996	1995
Credit card (1)	$ 4,037	$ 9,034	$ 22,665	$ 24,855	$21,525
Residential real estate (2)	32,313	25,804	28,088	26,941	24,049
Automotive (3)	23,567	20,634	17,998	17,293	15,946
Other	7,608	11,488	11,522	10,795	10,126

Total owned	67,525	66,960	80,273	79,884	71,646
Securitized credit card	65,319	60,993	37,414	29,303	25,179

Total managed	$132,844	$127,953	$117,687	$109,187	$96,825

(1)
During 1998, the Corporation’s certificated retained interest in credit card securitizations was reclassified to investment securities—available for sale. At December 31, 1999, and December 31, 1998, the certificated retained interest totaled $19.7 billion and $16.7 billion, respectively.

(2)	Includes first mortgages and home equity loans.

(3)	Includes auto lease receivables.

          Credit quality within the Corporation’s credit card, real estate, automotive and other secured and unsecured loan portfolios remains stable. The consumer economy continues to show extraordinary strength as the current economic expansion continues its record run. High consumer confidence has been driven by real wage growth, low unemployment and favorable financial market performance. If, as anticipated, interest rates move higher in 2000, consumer spending and economic growth could moderate. While current debt service burdens are manageable, successive sustained increases in interest rates will put pressure on consumer segments that continue to carry historically large levels of debt. Consumer bankruptcies, while down from their peak levels experienced in 1998, remain at historically high thresholds.

Managed Credit Card Receivables

          Managed credit card receivables (i.e., those held in the portfolio and those sold to investors through securitization) were $69.4 billion at December 31, 1999, down slightly from year-end 1998. Average managed credit card receivables were $69.0 billion for 1999, up 14% from the 1998 figure. The Corporation purchased the credit card operations of Chevy Chase Bank, FSB, including $4.8 billion of managed credit card loans, on September 30, 1998.

(Dollars in millions)	1999	1998	1997
Average balances
Credit card loans	$ 7,233	$15,628	$22,880
Securitized credit card receivables	61,747	44,904	31,992

Total average credit card receivables	$68,980	$60,532	$54,872

Total net charge-offs (including securitizations)	$ 3,790	$ 3,369	$ 3,391

Net charge-offs/average total receivables (1)	5.49%	5.57%	6.18%
Credit card delinquency rate at period-end
30 or more days	4.57%	4.47%	4.90%
90 or more days	2.13%	1.98%	2.11%

(1)	Ratios include $183 million of securitized charge-offs taken in the fourth quarter of 1999, related to the early adoption of certain of the FFIEC’s new consumer charge-off guidelines.

           The managed credit card charge-off rate of 5.49% in 1999 includes the effect of $183 million of securitized charge-offs related to the early adoption of certain new FFIEC consumer charge-off guidelines. The 1999 rate also includes the effect of charge-off policy conformance changes made in the fourth quarter of 1998. Without conforming such practices, and excluding the impact of the $183 million of securitized charge-offs, the 1999 charge-off rate would have been 5.36%, compared with 5.74% in 1998. In addition, 30- and 90-day delinquency rates at year-end 1999 increased from those of a year ago. While overall credit quality is projected to remain reasonably stable in 2000, reported net charge-off rates are anticipated to be on average 50 basis points higher in 2000 than those experienced in 1999, reflecting in part the impact of the adoption of the FFIEC charge-off guidelines and the seasoning of the portfolio.

Other Consumer Loans

          Other consumer loans, primarily loans secured by real estate as well as auto loans and leases, continued to exhibit stable credit quality. The composition of the consumer loan portfolio provides broad diversification of risk from both a product and geographic perspective. Centralized underwriting and sophisticated risk assessment tools and collection practices contributed to this sound credit performance. Credit quality is anticipated to be stable in 2000, with net charge-off rates in line with the averages experienced over the past three years, excluding the one-time $143 million impact related to adoption of the FFIEC guidelines.

(Dollars in millions)	1999	1998	1997
Average balances	$59,440	$57,206	$56,410

Total net charge-offs	$ 558	$ 413	$ 420

Net charge-offs/average balances (1)	0.94%	0.72%	0.74%

(1)
Ratios include $143 million of consumer charge-offs taken in the fourth quarter of 1999, related to the early adoption of certain of the FFIEC’s new consumer charge-off guidelines. Excluding these charge-offs, the 1999 rate was 0.70%.

          The net charge-off rate for non-credit card consumer loans in 1999 was 0.94%. The increase from prior periods is due to the $143 million of consumer charge-offs taken in the fourth quarter of 1999, related to early adoption of the FFIEC’s new consumer credit guidelines. The consumer charge-off rate, excluding these charge-offs, would have been 0.70%. This was down two basis points from the 1998 ratio, reflecting consistent performance on a vintage basis.

          As growth in consumer credit slows, and as existing loans age into their peak loss experience lifecycle, it is anticipated that reported net charge-off rates will increase in future quarters. Adoption of more conservative charge-off recognition and loan re-age policies also will contribute to higher credit losses in 2000.

Commercial Risk Management

          The commercial risk portfolio includes all domestic and foreign commercial credit exposure. Credit exposure includes the credit risks associated with both on- and off-balance sheet financial instruments.

          In the commercial portfolio, borrowers/transactions are assigned specific risk ratings based upon an established underwriting and approval process. Risk ratings are reviewed periodically and revised if needed to reflect the borrowers/transactions current risk profile. The lower categories of credit risk are equivalent to the four bank regulatory classifications: Special Mention, Substandard, Doubtful and Loss.

          Commercial loans increased 9%, from $88.4 billion at December 31, 1998, to $96.4 billion at December 31, 1999, primarily driven by merger and acquisition financing in the large corporate and middle market segments. Nonperforming commercial assets increased $340 million, to $1.159 billion at year-end 1999, from $819 million at December 31, 1998, primarily due to portfolio deterioration in the first quarter of 1999 in the consumer finance/mortgage, oil and gas-related and healthcare industry segments. Commercial net charge-offs were $306 million, or 0.34% of average loans, in 1999, compared with $222 million, or 0.27%, in 1998. For 2000, net charge-offs are expected to increase given the outlook for managed portfolio growth, higher interest rates and greater market volatility.

Commercial Real Estate Segment

          Commercial real estate is the largest product category in the commercial portfolio and consists primarily of loans secured by real estate, as well as certain loans that are real estate-related. A loan is categorized as real estate-related when 80% or more of the borrower’s revenues are derived from real estate activities and the loan is not collateralized by cash or marketable securities. This segment is geographically diversified primarily in the states in which the Corporation operates.

          At December 31, 1999, commercial real estate loans totaled $24.7 billion, or 26% of commercial loans, compared with $22.9 billion, or 26% of commercial loans, at December 31, 1998. During 1999, net charge-offs in the commercial real estate portfolio segment were $1 million, compared with $2 million in 1998. Non-performing commercial real estate assets, including other real estate owned, totaled $413 million, or 1.7% of related assets, at December 31, 1999, compared with $337 million, or 1.5% of related assets, at December 31, 1998.

Industry Concentrations

          The Commercial portfolio is diversified. Within the Commercial portfolio, wholesale trade, the largest segment with its $5.674 billion of outstandings, represents 5.9% of total loans. Only four other segments—oil and gas, industrial materials, metals and products, and consumer staples—exceeded 3.3% of total commercial loans.

Industry Concentration

December 31 (Dollars in millions)	1999	Percent
Wholesale trade	$5,674	5.9%
Oil and gas	4,444	4.6
Industrial materials	3,806	4.0
Metals and products	3,486	3.6
Consumer staples	3,177	3.3

Allowance for Credit Losses

          The allowance for credit losses is maintained at a level that in management ’s judgment is adequate to provide for estimated probable credit losses inherent in various on- and off-balance sheet financial instruments. The allowance is a general reserve available to all lines of business. Reserves are based on an estimate of potential inherent loss at a point in time and for discrete periods of time. The estimate is derived using a combination of empirically driven tests and management judgment. Each quarter, reserves are formally estimated by each line of business and reviewed and modified by Corporate Risk Management.

Analysis of Allowance for Credit Losses

(In millions)	1999	1998	1997	1996	1995
Balance, beginning of year	$2,271	$2,817	$2,687	$2,422	$2,192
Provision for credit losses	1,249	1,408	1,988	1,716	1,067
Charge-offs
Commercial
Domestic
Commercial	325	222	200	174	137
Real Estate Construction	5	3	3	3	7
Other	27	25	19	28	41
Lease financing	12	20	12	15	13
Foreign	41	52	—	2	1

Total commercial	410	322	234	222	199
Consumer Residential real estate	189	74	52	32	18
Automotive	343	281	311	248	165
Other	203	246	256	209	127

Total consumer	735	601	619	489	310
Credit card	386	1,022	1,544	1,216	616

Total charge-offs	1,531	1,945	2,397	1,927	1,125
Recoveries
Commercial
Domestic
Commercial	70	68	97	87	105
Real estate
Construction	6	3	6	10	6
Other	25	23	29	27	21
Lease financing	2	5	3	4	6
Foreign	1	1	12	15	9

Total commercial	104	100	147	143	147
Consumer
Residential real estate	12	11	14	8	9
Automotive	105	113	122	98	70
Other	60	64	63	55	39

Total consumer	177	188	199	161	118
Credit card	44	159	164	101	92

Total recoveries	325	447	510	405	357
Net charge-offs	1,206	1,498	1,887	1,522	768
Other	(29)	(456)	29	71	(69)

Balance, end of year	$2,285	$2,271	$2,817	$2,687	$2,422

          Other reductions in the allowance for credit losses during 1999 primarily represent the allocable credit reserves associated with completed consumer loan securitization transactions.

          As part of the Banc One/FCN Merger integration, the accounting and credit practices associated with the Credit Card businesses were conformed, including the balance sheet classification of the Corporation’s retained interest in securitized credit card receivables (seller’s interest), the timing of charge-offs and the appropriate reserves that should be maintained against remaining credit risk. Conforming these practices in the fourth quarter of 1998 resulted in the transfer of $375 million from the allowance for credit losses to a securities valuation account. As a result, such investment securities (seller’s interest and interest-only strips) are carried at fair value. The remaining transfer was primarily related to First USA’s contribution of its $1.6 billion private-label credit card portfolio to a new joint venture formed with GE Capital Corporation. During 1997, an additional $130 million provision for credit losses was taken as a result of the reclassification of credit card loans and to conform credit card charge-off policies in conjunction with the First USA acquisition.

          Line of business reserve tests are based on empirical analysis of historical delinquency and loss experience for on- and off-balance sheet loan exposure. They are also based on application of approved charge-off policies, recovery policies, actual quarter-end balances/exposures and current portfolio performance trends. A corporate unallocated (subjective) reserve based on management ’s judgment and supported, in part, by portfolio stress testing is also maintained. Securitized or held-for-sale loans, including credit card receivables, are not subject to the reserve process.

          The allowance for credit losses is intended to be an estimate of inherent losses in an existing portfolio at a point in time. Management bases its assessment of inherent losses on the expected default rate in the portfolio over a defined future time horizon and the expected loss rate in the event of default, considering the existence of collateral where appropriate.

          It is Corporate Risk Management’s responsibility to recommend a reserve and provision that results in adequate coverage of inherent losses within the Corporation’s credit portfolios. Corporate Risk Management’s assessment is based on:

•	Review and acceptance, or modification, of line of business reserve tests that estimate probable losses inherent in various portfolio segments using empirical methodologies.

•	Determination of subjective or unallocated reserves based on management’s judgment of factors not fully captured in line of business reserve tests.

Allocated Reserves

          The Corporation employs several different methodologies for estimating allocated reserves. Methodologies are determined based upon a number of factors, including type of asset (consumer installment versus commercial loan), risk measurement parameters (delinquency status and bureau score versus commercial risk rating), and risk management and collection process (retail collection center versus centrally managed workout units). Reserving methodologies generally fall into one of the following categories:

•	Empirically driven calculated reserves based on expected loss.

•	Asset-specific reserves based, in part, on loan-specific analysis of collateral coverage.

          For each of the consumer portfolios, including the credit card portfolio, reserves are established based on a statistical analysis of inherent loss over discrete periods of time. The analysis reviews historical losses, vintage performance, delinquencies and other risk characteristics of the various consumer products to estimate expected losses. These factors and the analysis are updated on a quarterly basis.

          During the 1999 fourth quarter, the Corporation refined its measurement process for estimating probable losses for its consumer product portfolio segments. To refine the process, the Corporation evaluated a variety of factors including recent loss experience in the consumer portfolios, changes in origination sources, portfolio seasoning and underlying credit practices, including charge-off policies. As a part of this refinement process, the Corporation adopted certain of the FFIEC’s new consumer charge-off guidelines, some of which require charge-offs to be recorded sooner than they would be under the Corporation’s previous standards. The adoption of these guidelines resulted in net charge-offs of $143 million. As a result of these policy changes and the assessment of the other relevant factors, management determined that an increased provision of $176 million was required to maintain the reserve at an adequate level to absorb inherent losses. The Corporation does not anticipate that this one-time recalibration is indicative of ongoing credit provisions or net charge-offs in these consumer product portfolio segments. The Corporation continues to make periodic assessments of its probable loss measurement process and, based on current facts and economic conditions, does not believe significant near-term increases to the provision will be required.

          For the commercial portfolio, the Corporation conducts a two-part test. First, significant credits that have a risk rating equivalent to the bank regulatory classifications of substandard, doubtful and loss are formally reviewed each quarter, and asset-specific reserves are established as appropriate. Second, inherent losses for the remaining commercial portfolio are estimated by assigning a specific reserve factor to each risk category of the portfolio based on a statistical analysis of historical loss experience over a discrete period of time. As the Corporation continues to gather more refined historical loss statistics for the merged Corporation, it will continue to refine its process to estimate inherent losses in the commercial portfolio.

Unallocated Reserves

          Unallocated reserves are established based on management’s judgment in order to appropriately reflect the presence of indicators of inherent losses that are not fully reflected in the historical loss information and analysis used in the development of allocated reserves. The factors considered in establishing the unallocated reserve include: nonperforming, charge-off, delinquency and portfolio growth and concentration trends; portfolio stress testing; and the likely impact of known changes in the economy or other events that may affect loss performance.

          Portfolio stress testing has been conducted on the commercial portfolio since the first quarter of 1999. These tests are conducted to estimate a range of expected loss resulting from observed deterioration in certain industry sectors of the economy and/or the Corporation ’s downside macroeconomic forecast.

          Corporate Risk Management also uses third party information and analysis to validate internal measures of credit quality and reserve adequacy. The line of business reserve tests, portfolio stress testing and third party information and analysis all contribute to the establishment of reference points used in evaluating the adequacy of the total reserve.

Composition of Allowance for Credit Losses

          While the allowance for credit losses is available to absorb credit losses in the entire portfolio, the tables below present an estimate of the allowance for credit losses allocated by loan type and the percentage of loans in each category to total loans.

December 31 (Dollars in millions)	1999		1998		1997		1996		1995
Commercial	$ 972	43%	$ 834	37%	$ 660	23%	$ 674	25%	$ 788	33%
Consumer	486	21	440	19	484	17	345	13	241	10
Credit Card	148	6	199	9	813	29	930	35	662	27
Unallocated	679	30	798	35	860	31	738	27	731	30

Total	$2,285	100%	$2,271	100%	$2,817	100%	$2,687	100%	$2,422	100%

Percentage of loans to total loans
Commercial		59%		57%		50%		48%		48%
Consumer		39		37		36		36		36
Credit Card		2		6		14		16		16

Total		100%		100%		100%		100%		100%

          The increase in the allowance for credit losses in 1999 was a result of portfolio growth, higher net charge-off rates and increased nonperforming loans. The decrease in unallocated reserves during 1999 is attributed to better identification of asset-specific and other allocated reserves in the commercial and consumer portfolios that resulted in reallocations from unallocated to allocated reserves. Credit card reserves declined during 1999 as a result of the increased level of securitizations. Year-end 1998 reserves were 1.88 times subsequent 1999 net charge-offs, unchanged from the previous year’s reserve coverage ratio.

DERIVATIVE FINANCIAL INSTRUMENTS

          The Corporation uses a variety of derivative financial instruments in its trading, asset and liability management, and corporate investment activities. These instruments include interest rate, currency, equity and commodity swaps, forwards, spot, futures, options, caps, floors, forward rate agreements, and other conditional or exchange contracts, and include both exchange-traded and over-the-counter contracts. See Note 20(c), beginning on page 67, for a discussion of the nature and terms of derivative financial instruments.

Notional Principal or Contractual Amounts of Derivative Financial Instruments

          The following tables represent the gross notional principal or contractual amounts of outstanding derivative financial instruments used in certain activities. These amounts indicate the volume of transaction activity, and they do not represent the market or credit risk associated with these instruments. In addition, these volumes do not reflect the netting of offsetting transactions.

December 31, 1999 (In billions)	Trading	Asset and Liability Management	Total
Interest rate contracts	$ 895	$20	$ 915
Foreign exchange contracts	106	1	107
Equity contracts	10	—	10
Commodity contracts	1	—	1

Total	$1,012	$21	$1,033

December 31, 1998 (In billions)
Interest rate contracts	$1,182	$26	$1,208
Foreign exchange contracts	251	3	254
Equity contracts	9	—	9
Commodity contracts	2	—	2

Total	$1,444	$29	$1,473

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

          Synthetic Alteration—(1) the asset or liability to be converted creates exposure to interest rate risk; (2) the swap is effective as a synthetic alteration of the balance sheet item; (3) the start date of the swap does not extend beyond that point in time at which it is believed that modeling systems produce reliable interest rate sensitivity information; and (4) the related balance sheet item, from trade date to final maturity, has sufficient balances for alteration.

           Anticipatory Hedge—(1) the transaction to be hedged creates exposure to interest rate risk; (2) the swap acts to reduce inherent rate risk by moving closer to being insensitive to interest rate changes; (3) the swap is effective as a hedge of the transaction; (4) the significant characteristics and expected terms of the anticipated transaction are identified; and (5) it is probable that the anticipated transaction will occur.

          Income or expense on most ALM derivatives used to manage interest rate exposure is recorded on an accrual basis, as an adjustment to the yield of the linked exposures over the periods covered by the contracts. This matches the income recognition treatment of that exposure, generally assets or liabilities carried at historical cost, that are recorded on an accrual basis. If an interest rate swap is terminated early or dedesignated as an ALM derivative, any unrecognized gain or loss at that point in time is deferred and amortized as an adjustment of the yield on the linked interest rate exposure position over the remaining periods originally covered by the swap. If all or part of a linked position is terminated, e.g., a linked asset is sold or prepaid, or if the amount of an anticipated transaction is likely to be less than originally expected, then the related pro rata portion of any unrecognized gain or loss on the swap is recognized in earnings at that time, and the related pro rata portion of the swap is subsequently accounted for at estimated fair value.

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

Income Resulting from Derivative Financial Instruments

          The Corporation uses interest rate derivative financial instruments to reduce structural interest rate risk and the volatility of net interest margin. Net interest margin reflects the effective use of these derivatives. Without their use, net interest income would have been lower by $181 million in 1999, lower by $78 million in 1998 and lower by $54 million in 1997.

          Deferred gains, net of deferred losses, on interest rate swaps terminated early or dedesignated as ALM derivatives totaled $169 million as of December 31, 1999. This amount will be amortized as an adjustment to interest income or expense on the linked interest rate exposure position. The net adjustment will be $72 million in 2000, $51 million in 2001, $28 million in 2002 and $18 million thereafter.

Credit Exposure Resulting from Derivative Financial Instruments

          The Corporation maintains risk management policies that monitor and limit exposure to credit risks. For a further discussion of credit risks, see the “Credit Risk Management” section, beginning on page 21.

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

December 31 (In millions)	1999	1998
Gross replacement cost	$12,254	$ 25,411
Less: Adjustment due to master netting agreements	(8,895)	(17,692)

Current credit exposure	3,359	7,719
Unrecognized net (gains) losses due to nontrading activity	13	(765)

Balance sheet exposure	$ 3,372	$ 6,954

           Current credit exposure represents the total loss that the Corporation would have suffered had every counterparty been in default on those dates. These amounts are adjusted by the unrealized and unrecognized gains and losses on derivatives used in asset and liability management activities to arrive at the balance sheet exposure.

LOAN SECURITIZATIONS

          The Corporation transforms loans into securities, which are sold to investors, a process referred to as securitization. The Corporation primarily securitizes credit card receivables, but also securitizes home equity loans and other consumer assets. In a credit card securitization, a designated pool of credit card receivables is removed from the balance sheet and a security is sold to investors entitling them to receive specified cash flows during the life of the security. The Corporation receives (1) fees for servicing the receivables, and (2) net interest revenue, which includes the contractual interest and fees on the receivables less the interest paid to the investors, net credit losses and servicing fees.

          The Corporation maintains an undivided, pro rata interest in the credit card securitized assets, referred to as seller’s interest, which is generally equal to the pool of assets included in the securitization less the investors’ portion of those assets. As the amount of the loans in the securitized pool fluctuates due to customer payments, purchases, cash advances, and credit losses, the amount of the seller’s interest will vary. This seller’s interest is classified on the balance sheet as investment securities—available for sale.

          The following represents the balance sheet impact of the Corporation’s credit card securitizations at
December 31, 1999 (in millions):

Owned credit card loans	$ 4,037
Seller ’s interest in credit card loans	19,680

Total credit card loans reflected on balance sheet	23,717
Securities sold to investors and removed from balance sheet	45,639

Managed credit card loans	$69,356

          At the time the Corporation enters into a securitization, an interest-only strip asset is recognized and the resulting gain or loss on sale is recorded in noninterest income as credit card revenue. The interest-only strip represents the present value of the net interest revenue related to the securitized loans and is also classified as investment securities—available for sale. During the revolving period of a credit card securitization, an additional gain is recognized each month over the life of the transaction as additional receivables are sold. The interest-only strip is amortized as the securities sold to investors are repaid.

          Certain estimates are used in determining the fair value of the interest-only strip, including net interest revenues, receivable lives and the discount rate. The components of net interest revenues, which are estimated, include finance charge and fee revenue (excluding interchange income) generated by the securitized loans in excess of interest paid to investors, related net credit losses and servicing fees. The resulting expected cash flows are discounted over the lives of the receivables to determine the fair value. Such estimates and assumptions are subject to change and, accordingly, the Corporation may not recover all of the recorded investment of the interest-only strips. The receivables in each trust have unique attributes; thus the interest-only strip related to each trust is evaluated separately. The weighted-average assumptions used to estimate the fair value of interest-only strips related to credit card securitizations as of December 31, 1999, were as follows:

Net interest revenue (including net credit losses of 6.56% per annum)	3.13%
Receivable lives	6 months
Discount rate	10.00%

           Seller’s interest resulting from credit card securitizations is recorded at fair value using a present value approach; the assumptions are consistent with the valuation of the interest-only strips. At December 31, 1999, the estimated fair value of seller’s interest and interest-only strips from credit card securitizations were as follows (in millions):

Seller ’s interest	$19,766
Interest-only strips	689

          Credit enhancements associated with credit card securitizations, such as cash collateral or spread accounts, total $279 million at December 31, 1999, and are classified on the balance sheet as other assets. A servicing asset or liability is not generally recognized in a credit card securitization since the Corporation receives adequate compensation relative to current market servicing prices to service the receivables sold. Transaction costs in credit card securitizations are typically deferred and amortized over the life of the security as a reduction of noninterest income. Other securitization transaction costs are included in the gain or loss on sale.

          The asset values of seller’s interest, interest-only strips and credit enhancements are periodically reviewed for other-than-temporary impairment.

YEAR 2000 READINESS DISCLOSURE

          Throughout 1999, the Corporation executed project plans to assure Year 2000 readiness. These plans included verifying the readiness of internal information technology systems and equipment, and working with external entities, including customers, vendors, utilities and governmental agencies, to verify that they had appropriately addressed Year 2000 readiness issues. Specific business continuity and event plans were designed to address potential disruption and ensure that the Corporation was positioned to rapidly respond to issues.

          The Corporation had estimated total Year 2000 readiness costs to reach $350 million over the life of the project, and incurred total costs of approximately $343 million.

          The Corporation had an uneventful transition to the Year 2000. The Corporation ’s systems, equipment and facilities continued and continue to function normally through the transition and into Year 2000. Normal products and services of the Corporation have been available to customers throughout such time, and the Corporation experienced no significant impact from the Year 2000 readiness status of external entities. To meet potential Year 2000 contingencies and potential liquidity needs, the Corporation increased the value of loans pledged to the Federal Reserve for discount window borrowing. See Note 23 on page 70.

          On an ongoing basis, the Corporation will continue to monitor its systems, equipment and facilities throughout 2000 and beyond.

CAPITAL MANAGEMENT

          Capital represents the stockholders’ investment on which the Corporation strives to generate attractive returns. It is the foundation of a cohesive risk management framework and links return with risk. Capital supports business growth and provides protection to depositors and creditors.

          Key capital management objectives are to:

•	generate attractive returns to enhance shareholder value;

•	maintain a capital base commensurate with overall risk profile;

•	maintain strong capital ratios relative to those of peers; and

•	meet or exceed all regulatory guidelines.

           In conjunction with the annual financial planning process, a capital plan is established to ensure that the Corporation and all of its subsidiaries have capital structures consistent with prudent management principles and regulatory requirements.

Economic Capital

          An important aspect of risk management and performance measurement is the ability to evaluate the risk and return of a business unit, product or customer consistently across all lines of business. The Corporation’s economic capital framework facilitates this standard measure of risk and return. Business units are assigned capital consistent with the underlying risks of their product set, customer base and delivery channels. The following principles are inherent in the capital attribution employed:

•	An equal amount of capital is assigned for each measured unit of risk.

•
Risk is defined in terms of “unexpected” losses over the life of the exposure, measured at a confidence interval consistent with that level of capitalization necessary to achieve a targeted AA debt rating. Unexpected losses are in excess of those normally incurred and for which reserves are maintained.

•
Business units are assessed a uniform charge against allotted capital, representing a target hurdle rate on equity investments. Returns on capital in excess of the hurdle rate contribute to increases in shareholder value.

          Four forms of risk are measured—credit, market, operational and lease residual. Credit capital is determined through an analysis of both historical loss experience and market expectations. Market risk capital is set consistent with exposure limits established by the Corporation’s risk oversight committees. Operational risk capital incorporates event and technology risks, as well as the general business risks arising from operating leverage. The operating risk evaluation process involves an examination of various risk factors that contribute to a greater likelihood of loss due to business failure, fraud or processing error. Finally, residual risk covers the potential for losses arising from the disposition of assets returned at the end of lease contracts. This price risk is analyzed based upon historical loss experiences and market factors, as well as by reviewing event-specific scenarios.

          The capital attributions in the “Business Segments” section, beginning on page 3, were developed through this process.

Selected Capital Ratio Review

          The Corporation aims to maintain regulatory capital ratios, including those of the principal banking subsidiaries, in excess of the well-capitalized guidelines under federal banking regulations. The Corporation has maintained a well-capitalized regulatory position over the past five years. In addition, its principal banking subsidiaries have met or exceeded the well-capitalized guidelines for the past two years, as shown in Note 13, beginning on page 55.

          The tangible common equity to managed assets ratio is also monitored, with a current target range of 5%–7%. This ratio adds securitized credit card loans to reported total assets and is calculated net of total intangible assets.

Selected Capital Ratios

December 31	1999	1998	1997	1996	1995	Corporate Targets	Well-Capitalized Regulatory Guidelines
Risk-based capital ratios (1)
Tier 1	7.7%	7.9%	8.2%	9.5%	9.0%	—	6.0%
Total	10.7	11.3	12.3	13.6	13.0	—	10.0
Leverage ratio (1)(2)	7.7	8.0	7.8	8.9	7.8	—	3.0
Tangible common equity/tangible managed assets	5.7	5.8	6.2	6.9	6.4	5 –7%	—
Double leverage ratio (1)	112	108	107	107	108	≤120%	—
Dividend payout ratio	57	58	61	38	40	35 –40%	—
Common equity/total assets	7.4	7.8	7.8	8.3	7.6	—	—
Stockholders’ equity/total assets	7.5	7.9	8.0	8.6	7.9	—	—

(1)	Includes trust preferred capital securities.
(2)	Minimum regulatory guideline is 3.0%.

          The components of the Corporation’s regulatory risk-based capital and risk-weighted assets are shown below:

December 31 (In millions)	1999	1998	1997	1996	1995
Regulatory risk-based capital
Tier 1 capital	$ 20,247	$ 19,495	$ 17,958	$ 19,241	$ 16,862
Tier 2 capital	7,967	8,295	9,000	8,196	7,504

Total capital	$ 28,214	$ 27,790	$ 26,958	$ 27,437	$ 24,366

Total risk-weighted assets	$263,169	$244,473	$219,557	$202,213	$186,758

          In deriving Tier 1 and total capital, goodwill and other nonqualifying intangible assets are deducted. The amount of qualifying and nonqualifying intangible assets for the past five years is shown below.

Intangible Assets

December 31 (In millions)	1999	1998	1997	1996	1995
Goodwill	$ 934	$1,075	$1,120	$ 920	$ 808
Other nonqualifying intangibles	669	637	109	61	97

Subtotal	1,603	1,712	1,229	981	905
Qualifying intangibles	583	984	473	278	391

Total intangibles	$2,186	$2,696	$1,702	$1,259	$1,296

Dividends

          The Corporation ’s common dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain an adequate capital level and alternative investment opportunities. The common dividend payout ratio is targeted in the range of 35%–40% of earnings over time; however, the Corporation expects its near-term payout ratio to be in the 40%–60% range. On January 18, 2000, the Corporation declared its quarterly common cash dividend of $0.42 per share, the same as the 1999 dividend rate.

          On January 20, 1998, Banc One declared a 10% common stock dividend to shareholders of record on February 12, 1998. On January 18, 2000, the Corporation announced the discontinuation of the biannual 10% stock dividend.

Double Leverage

          Double leverage is the extent to which the Corporation’s debt is used to finance investments in subsidiaries. Currently, double leverage is targeted at no more than 120% at any time. Double leverage was 112% at December 31, 1999, and 108% at December 31, 1998. Trust Preferred Capital Securities of $1.578 billion in 1999 and $1.003 billion in 1998 were included in capital for purposes of this calculation.

Stock Repurchase Program

          On May 18, 1999, the Corporation’s Board of Directors authorized the purchase of up to 65 million shares of the Corporation’s common stock. As of December 31, 1999, the Corporation had purchased 36.6 million shares of common stock at an average price of $44.95 per share.

          The Corporation ’s predecessors, Banc One and FCN, each had stock repurchase programs that were rescinded on May 14, 1997, and April 10, 1998, respectively.

Other Capital Activities

          In September 1999, a wholly owned consolidated trust subsidiary of the Corporation issued $575 million of preferred securities, bringing the total issued on behalf of the Corporation to $1.578 billion. These “Trust Preferred Capital Securities” are tax-advantaged issues that qualify for Tier 1 capital treatment.

          On August 10, 1999, the Corporation redeemed all of its outstanding 7  1 /2% Preferred Purchase Units, totaling $150 million. The redemption price was $25.00 per unit, plus accrued and unpaid interest and contract fees totaling $0.47 per unit.

          On April 16, 1998, the Corporation redeemed all shares of its Series C Convertible Preferred Stock at the redemption price of $51.05 per share plus the amount of any dividends accrued and unpaid.

          During 1999 and 1998, the Corporation strengthened its capital position through the issuance of $350 million and $500 million of subordinated debt, respectively.

FORWARD -LOOKING STATEMENTS

          Certain statements contained in this Annual Report on Form 10-K that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), including, without limitation, the statements specifically identified as forward-looking statements within this document. In addition, certain statements in future filings by the Corporation with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of the Corporation which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans and objectives of the Corporation or its management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as “believes”, “anticipates ”, “expects”, “intends”, “targeted ” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

          In particular, this Annual Report on Form 10-K contains forward-looking statements that include but are not limited to (i) anticipated trends or target results in each line of business, especially pertaining to the targeted recovery and levels of profitability in the credit card business, (ii) anticipated credit loss trends, especially pertaining to credit card; (iii) the adequacy of the allowance for credit losses; (iv) interest rate risk management; and (v) the effect of legal proceedings on the Corporation’s consolidated financial position, liquidity or results of operations.

           Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to: (i) local, regional and international economic conditions; (ii) the effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board; (iii) inflation, interest rate, market and monetary fluctuations; (iv) the timely development and acceptance of new products and services and perceived overall value of these products and services by users; (v) changes in consumer spending, borrowing and saving habits; (vi) technological changes; (vii) acquisitions and integration of acquired businesses; (viii) the ability to increase market share and control expenses; (ix) changes in the competitive environment among financial services companies; (x) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Corporation and its subsidiaries must comply; (xi) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as the Financial Accounting Standards Board; (xii) changes in the Corporation’s organization, compensation and benefit plans; (xiii) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; (xiv) costs or difficulties related to the integration of the businesses of Banc One and FCN being greater than expected; and (xv) the Corporation’s success at managing the risks involved in the foregoing.

          Such forward-looking statements speak only as of the date on which such statements are made. The Corporation undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made, or to reflect the occurrence of unanticipated events.

CONSOLIDATED BALANCE SHEET

BANK ONE CORPORATION and Subsidiaries

December 31 (Dollars in millions)			1999	1998
Assets
Cash and due from banks			$ 16,076	$ 19,878
Interest-bearing due from banks			6,645	4,642
Federal funds sold and securities under resale agreements			9,782	9,862
Trading assets			7,952	5,345
Derivative product assets			3,372	6,954
Investment securities			47,912	44,852
Loans (net of unearned income—$4,075 in 1999 and $3,707 in 1998)
Commercial			96,352	88,438
Consumer			63,488	57,926
Credit card			4,037	9,034
Allowance for credit losses			(2,285)	(2,271)

Loans, net			161,592	153,127
Bank premises and equipment, net			3,317	3,340
Customers’ acceptance liability			366	333
Other assets			12,411	13,163

Total assets			$269,425	$261,496

Liabilities
Deposits
Demand			$ 31,194	$ 39,854
Savings			64,435	62,645
Time			36,877	36,302
Foreign offices			29,772	22,741

Total deposits			162,278	161,542
Federal funds purchased and securities under repurchase agreements			18,720	23,164
Other short-term borrowings			21,211	16,937
Long-term debt			33,857	21,295
Guaranteed preferred beneficial interest in the Corporation’s junior subordinated debt			1,578	1,003
Acceptances outstanding			366	333
Derivative product liabilities			3,332	7,147
Other liabilities			7,993	9,515

Total liabilities			249,335	240,936

Stockholders’ Equity
Preferred stock			190	190
Common stock—$0.01 par value			12	12

Number of common shares (in thousands):	1999	1998
Authorized	2,500,000	2,500,000
Issued	1,182,121	1,179,297
Outstanding	1,147,343	1,177,310
Surplus			10,799	10,769
Retained earnings			11,037	9,528
Accumulated other adjustments to stockholders’ equity			(263)	239
Deferred compensation			(118)	(94)
Treasury stock at cost, 34,778,000 shares in 1999 and 1,987,000 shares in 1998			(1,567)	(84)

Total stockholders’ equity			20,090	20,560

Total liabilities and stockholders’ equity			$269,425	$261,496

The accompanying notes are an integral part of this statement.

CONSOLIDATED INCOME STATEMENT

BANK ONE CORPORATION and Subsidiaries

For the Year Ended December 31 (In millions, except per share data)	1999	1998	1997
Interest Income
Loans, including fees	$13,051	$14,106	$14,790
Bank balances	233	331	451
Federal funds sold and securities under resale agreements	445	423	350
Trading assets	428	367	330
Investment securities—taxable	2,796	2,136	1,443
Investment securities—tax-exempt	341	161	181

Total	17,294	17,524	17,545

Interest Expense
Deposits	4,651	4,943	4,991
Federal funds purchased and securities under repurchase agreements	935	1,090	1,073
Other short-term borrowings	942	737	786
Long-term debt	1,745	1,407	1,234

Total	8,273	8,177	8,084

Net Interest Income	9,021	9,347	9,461
Provision for credit losses	1,249	1,408	1,988

Net Interest Income After Provision for Credit Losses	7,772	7,939	7,473

Noninterest Income
Trading profits	147	141	117
Equity securities gains	415	250	334
Investment securities gains	94	155	101

Market-driven revenue	656	546	552
Credit card revenue	3,427	3,276	2,508
Fiduciary and investment management fees	793	807	746
Service charges and commissions	2,785	2,645	2,391

Fee-based revenue	7,005	6,728	5,645
Other income	1,031	797	497

Total	8,692	8,071	6,694

Noninterest Expense
Salaries and employee benefits	4,271	4,477	4,224
Net occupancy and equipment expense	910	845	739
Depreciation and amortization	697	680	693
Outside service fees and processing	1,743	1,349	1,145
Marketing and development	1,188	1,024	837
Communication and transportation	829	781	711
Merger-related and restructuring charges	554	1,062	337
Other	1,298	1,327	1,054

Total	11,490	11,545	9,740

Income Before Income Taxes	4,974	4,465	4,427
Applicable income taxes	1,495	1,357	1,467

Net Income	$ 3,479	$ 3,108	$ 2,960

Net Income Attributable to Common Stockholders’ Equity	$ 3,467	$ 3,094	$ 2,921

Earnings Per Share
Basic	$ 2.97	$ 2.65	$ 2.48
Diluted	$ 2.95	$ 2.61	$ 2.43

The accompanying notes are an integral part of this statement.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

BANK ONE CORPORATION and Subsidiaries

(In millions)	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Adjustments to Stockholders’ Equity	Deferred Compensation	Treasury Stock	Total Stockholders’ Equity
Balance—December 31, 1996	$651	$12	$10,030	$ 9,373	$ 88	$ (94)	$ (553)	$19,507
Net income				2,960				2,960
Change in fair value, investment securities— available for sale, net of taxes					122			122
Translation gain(loss), net of taxes					(1)			(1)

Net income and changes in accumulated other adjustments to stockholders’ equity								3,081
Cash dividends declared
On common stock				(769)				(769)
On preferred stock				(12)				(12)
On common stock by pooled affiliates				(568)				(568)
On preferred stock by pooled affiliates				(27)				(27)
Conversion of preferred stock	(225)		(67)				292	—
Redemption of preferred stock	(100)							(100)
Issuance of stock			56	(4)			77	129
Acquisition of subsidiaries			51				487	538
Conversion of stock appreciation rights to stock options			10					10
Purchase of common stock							(2,752)	(2,752)
Cancellation of shares held in treasury			(442)				442	—
10% common stock dividend at fair market value			2,890	(2,890)				—
Awards granted, net of forfeitures and amortization						(14)		(14)
Other			56			(29)		27

Balance—December 31, 1997	326	12	12,584	8,063	209	(137)	(2,007)	19,050
Net income				3,108				3,108
Change in fair value, investment securities— available for sale, net of taxes					15			15
Translation gain(loss), net of taxes					15			15

Net income and changes in accumulated other adjustments to stockholders’ equity								3,138
Cash dividends declared
On common stock				(1,228)				(1,228)
On preferred stock				(5)				(5)
On common stock by pooled affiliates				(401)				(401)
On preferred stock by pooled affiliates				(9)				(9)
Conversion of preferred stock	(136)		136					—
Issuance of stock			(189)				430	241
Acquisition of subsidiaries							2	2
Purchase of common stock							(375)	(375)
Cancellation of shares held in treasury			(1,866)				1,866	—
Awards granted, net of forfeitures and amortization						29		29
Other			104			14		118

Balance—December 31, 1998	190	12	10,769	9,528	239	(94)	(84)	20,560
Net income				3,479				3,479
Change in fair value, investment securities—
available for sale, net of taxes					(489)			(489)
Translation gain(loss), net of taxes					(13)			(13)

Net income and changes in accumulated other adjustments to stockholders’ equity								2,977
Cash dividends declared
On common stock				(1,958)				(1,958)
On preferred stock				(12)				(12)
Issuance of stock			(14)				175	161
Purchase of common stock							(1,677)	(1,677)
Awards granted, net of forfeitures and amortization						(24)		(24)
Other			44				19	63

Balance—December 31, 1999	$190	$12	$10,799	$11,037	$(263)	$(118)	$(1,567)	$20,090

The accompanying notes are an integral part of this statement.

CONSOLIDATED STATEMENT OF CASH FLOWS

BANK ONE CORPORATION and Subsidiaries

For the Year (In millions)	1999	1998	1997
Cash Flows from Operating Activities:
Net income	$ 3,479	$ 3,108	$ 2,960
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,249	1,408	1,988
Depreciation and amortization	697	680	693
Equity securities gains	(415)	(250)	(334)
Investment securities gains	(94)	(155)	(101)
Net (increase) decrease in trading assets	(292)	(180)	67
Net (increase) decrease in net derivative product assets	(233)	187	246
Gain on sale of banks and branch offices	(348)	(343)	(60)
Net (increase) decrease in other assets	245	(2,290)	(1,901)
Net increase (decrease) in other liabilities	(830)	(35)	934
Merger-related and restructuring charges	276	1,026	337
Other noncash adjustments	(100)	1,516	306

Net cash provided by operating activities	3,634	4,672	5,135

Cash Flows from Investing Activities:
Net (increase) decrease in federal funds sold and securities under resale agreements	80	(695)	(4,252)
Securities— available for sale:
Purchases	(56,564)	(27,077)	(24,479)
Maturities	16,150	7,336	5,109
Sales	38,361	18,543	22,006
Securities— held to maturity:
Purchases	—	—	(503)
Maturities	—	104	582
Credit card receivables securitized	7,279	10,323	7,365
Net (increase) in loans	(21,377)	(20,831)	(14,413)
Loan recoveries	325	447	510
Additions to bank premises and equipment	(593)	(824)	(633)
Net cash and cash equivalents due to mergers, acquisitions and dispositions	(1,669)	(2,337)	128
All other investing activities, net	41	(4,854)	(486)

Net cash (used in) investing activities	(17,967)	(19,865)	(9,066)

Cash Flows from Financing Activities:
Net increase in deposits	3,907	10,548	8,705
Net increase (decrease) in federal funds purchased and securities under repurchase agreements	(4,444)	2,819	(1,319)
Net increase (decrease) in other short-term borrowings	4,274	3,992	(234)
Proceeds from issuance of long-term debt	28,736	19,062	23,208
Repayment of long-term debt	(16,245)	(18,062)	(17,767)
Cash dividends paid	(2,420)	(1,322)	(1,380)
Proceeds from issuance of trust preferred capital securities	575	—	247
Proceeds from issuance of common and treasury stock	61	161	27
Purchase of treasury stock	(1,647)	(375)	(2,789)
Payment for redemption of preferred stock	—	—	(100)
All other financing activities, net	(238)	(4)	(2,554)

Net cash provided by financing activities	12,559	16,819	6,044

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(25)	604	(92)

Net Increase (Decrease) in Cash and Cash Equivalents	(1,799)	2,230	2,021
Cash and Cash Equivalents at Beginning of Year	24,520	22,290	20,269

Cash and Cash Equivalents at End of Year	$ 22,721	$ 24,520	$ 22,290

Other Cash-Flow Disclosures:
Interest paid	$ 8,082	$ 8,281	$ 8,077
State and federal income taxes paid	704	680	842

The accompanying notes are an integral part of this statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BANK ONE CORPORATION and Subsidiaries

NOTE 1 —Summary of Significant Accounting Policies

          Consolidated financial statements of the Corporation have been prepared in conformity with generally accepted accounting principles. Management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes that could differ from actual results. Certain prior-year financial statement information has been reclassified to conform with the current year’s financial statement presentation. Consolidated financial statements for all periods presented have been restated to include the results of operations, financial position and changes in cash flows for each acquisition accounted for as a pooling of interests. Adjustments have been made to conform accounting policies upon integration of each acquired entity.

(a)   Principles of Consolidation

          The Corporation ’s consolidated financial statements include all accounts of the Corporation (the “Parent Company”) and all significant majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

(b)   Trading Activities

          Trading assets and liabilities are carried at fair value. Realized and unrealized gains and losses related to trading activities are included in noninterest income as trading profits.

          Trading profits include interest rate, exchange rate, equity price and commodity price trading results from both cash and derivative financial instruments.

(c)   Investment Securities

          Debt and equity investment securities classified as available for sale are carried at fair value. Fair value for venture capital investments that are publicly traded is estimated using quoted market prices adjusted for market liquidity and sale restrictions. Fair value for venture capital investments that are not publicly traded is estimated based on the investees ’ financial results, conditions and prospects, values of comparable public companies, market liquidity and sales restrictions. Unrealized and realized gains and losses related to venture capital investments and realized gains and losses, including other than temporary impairments, on other available-for-sale equity securities are included in noninterest income as equity securities gains. Unrealized gains and losses, net of taxes, on all other available-for-sale securities are included in accumulated other adjustments to stockholders’ equity. Realized gains and losses, including other than temporary impairments, on held-to-maturity and available-for-sale investment debt securities are included in investment securities gains. The specific identification method is used to calculate realized gains or losses.

          Debt securities classified as held to maturity are carried at cost. The interest method is used to amortize premiums or accrete discounts.

(d)   Loans

          Loans typically are carried at cost. Unearned income includes deferred loan origination fees reduced by loan origination costs. Loans held for sale are carried at the lower of cost or fair value. Unrealized losses from loans held for sale and realized gains or losses resulting from loan sales typically are included in other income.

          Loan origination and commitment fees typically are deferred and amortized over the life of the related loan. Loan origination fees and costs on credit card and other revolving loans are typically deferred and amortized into interest income using a straight-line method over one year. Other credit-related fees, such as syndication man agement fees, commercial letter of credit fees, and fees on unused, available lines of credit, are recorded as service charges and commissions as earned.

          Loans, including lease financing receivables, are considered nonperforming when placed on nonaccrual status, or when renegotiated at terms that represent an economic concession to the borrower. Nonperforming loans are generally identified as impaired loans.

          Management places a commercial loan on nonaccrual status when the collection of contractual principal or interest is deemed doubtful or it becomes 90 days or more past due and is not well-secured and in the process of collection. Accrued but uncollected interest is reversed and charged against interest income. Subsequently, the commercial loan is accounted for on a cash basis. Cash payments received are recognized either as interest income or as a reduction of principal when collection of principal is doubtful. A commercial loan is returned to accrual status only when all of the principal and interest amounts contractually due are reasonably assured of repayment within a reasonable time frame and when the borrower has demonstrated payment performance. Subsequently, the commercial loan is accounted for on an accrual basis.

          A charge-off on a commercial loan is recorded in the reporting period in which either an event occurs that confirms the existence of a loss or it is determined that a loan or a portion of a loan is uncollectible.

          Consumer loans are typically charged off rather than placed on nonaccrual status. The timing and amount of the charge-off will depend on the type of consumer loan, giving consideration to available collateral. A credit card loan is charged off after it becomes approximately 180 days past due or earlier in the event of bankruptcy notification. Other consumer loans have delinquency periods ranging from approximately 120–180 days past due prior to charge-offs being recorded. In certain circumstances, charge-offs are recorded only after the Corporation obtains control of the underlying collateral, which could exceed 180 days. Accrued but uncollected interest and fee revenue on a consumer loan generally is reversed against interest income and fee income when the loan is charged off.

          In February 1999, the FFIEC published a revised policy statement on the classification of consumer loans. The revised policy establishes uniform guidelines for the charge-off of loans to delinquent, bankrupt and deceased borrowers, for charge-off of fraudulent accounts and for re-aging, extending, deferring or rewriting delinquent accounts. In December 1999, the Corporation changed its charge-off policy for bankruptcy and fraudulent account charge-offs, as well as delinquent account charge-offs for certain portfolios.

          Specifically, unless the Corporation can clearly demonstrate and document that repayment on an account in bankruptcy is likely to occur, an account in bankruptcy is now charged off within 60 days of receipt of notification of filing from the bankruptcy court. Fraudulent loans are now charged off within 90 days of discovery, rather than 150 days, which was the Corporation ’s policy prior to December 1999. Closed-end consumer loans such as auto loans and leases, and home mortgage loans, are typically charged-off upon reaching four months or 120 cumulative days contractually past due.

          The Corporation plans to adopt the remaining provisions of the revised policy by the fourth quarter of 2000, as required by the FFIEC. The effect of adopting the remaining policy revisions is currently under review.

          Interest income typically accrues on a consumer loan until it is charged off. The amount of accrued interest income is reversed and charged against interest income at the time of charge-off. Real estate mortgages and home equity loans are exceptions to this process. Interest income reversals on these loans occur after such loans become 90 days or more past due.

          An economic concession on a renegotiated loan may represent forgiveness of principal and/or interest or a below-market interest rate offered to the borrower to maximize recovery of the loan. Generally, this occurs when the borrower’s cash flow is insufficient to service the loan under its original terms. Subject to the above nonaccrual policy, interest on these loans is accrued at the reduced rates.

(e)   Allowance for Credit Losses

          Management maintains the allowance for credit losses at a level it believes is adequate to provide for estimated probable credit losses inherent in on- and off-balance sheet credit exposure. The allowance for credit losses attributable to off-balance sheet credit exposure is not material. For a more detailed discussion, see “Allocated Reserves” and “Unallocated Reserves ” under the “Allowance for Credit Losses” section on pages 28 and 29.

(f)   Loan Securitizations

          For a discussion of the Corporation’s accounting policies for loan securitizations, see the “Loan Securitizations” section, beginning on page 32.

(g)   Mortgage Banking Activities

          Mortgage servicing assets are not significant at December 31, 1999, since the Corporation has transferred the majority of such servicing rights to a third party. Mortgage servicing assets are recorded in other assets. In prior years, mortgage servicing rights were acquired through purchase, or originated and then retained after the underlying mortgage loans were transferred through sale or securitization. Mortgage servicing assets were amortized into service charges and commissions in proportion to, and over the period of, the estimated net servicing income on the underlying mortgage loans or securities. Mortgage servicing assets were stratified by both product type and interest rate range for purposes of evaluating and measuring impairment based on their fair values. Any impairments resulting from declines in fair value were included in service charges and commissions.

(h)   Other Real Estate Owned

          Other real estate owned includes assets that have been received in satisfaction of debt. Other real estate owned is initially recorded and subsequently carried at the lower of cost or fair value less estimated selling costs. Any valuation adjustments required at the date of transfer are charged to the allowance for credit losses. Subsequently, unrealized losses and realized gains and losses on sale typically are included in other income. Operating results from other real estate are recorded in other noninterest expense.

(i)   Intangible Assets

          Intangible assets include goodwill resulting from acquisitions accounted for by the purchase method and identifiable intangible assets, such as customer lists, core deposits and credit card relationships. Goodwill is equal to an acquired company’s acquisition cost less the net fair value amount assigned to identifiable assets acquired and liabilities assumed.

          Intangible assets are reported in other assets and are amortized into other noninterest expense on an accelerated or straight-line basis over the period the Corporation expects to benefit from such assets. Goodwill is amortized over estimated periods ranging from five to 40 years. Refer to Note 4 on page 47, for further details. Intangible assets are periodically reviewed for impairment.

(j)   Derivative Financial Instruments

          For a discussion of the Corporation’s accounting policies for derivative financial instruments, see the “Derivative Financial Instruments” section, beginning on page 30.

(k)   Foreign Currency Translation

          If a foreign installation’s functional currency is the U.S. dollar, then its local currency financial statements are remeasured to U.S. dollars. Remeasurement effects and the results of related hedging transactions are included in other income.

           If a foreign installation’s functional currency is its local currency, then its local currency financial statements are translated into U.S. dollars. Translation adjustments, related hedging results and applicable income taxes are included in accumulated other adjustments to stockholders’ equity.

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

(n)   Stock-Based Compensation

          In accordance with the Statement of Financial Accounting Standards (“SFAS ”) No. 123, “Accounting for Stock-Based Compensation, ” there are no charges to earnings associated with stock options granted or with the Employee Stock Purchase Plan offered by the Corporation. Compensation expense related to restricted stock awards is recorded over the period the shares remain restricted. Information on the Corporation’s stock-based compensation plans and disclosure of the pro forma effect of applying the fair value method contained in SFAS No. 123 is included in Note 17, beginning on page 61.

(o)   New Accounting Pronouncements

          In June 1998, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement establishes new accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those derivatives at fair value. The accounting for the gains or losses resulting from changes in the value of those derivatives will depend on the intended use of the derivative and whether it qualifies for hedge accounting. This Statement will significantly change the accounting treatment for interest rate and foreign exchange derivatives the Corporation uses in its asset and liability management activities. The transition adjustments resulting from adopting this Statement will be reported in net income or accumulated other adjustments to stockholders’ equity, as appropriate, as the effect of a change in accounting principle and presented in a manner similar to the cumulative effect of a change in accounting principle. The Corporation was originally to adopt this Statement on January 1, 2000. In June 1999, the FASB issued SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133.” SFAS No. 137 is an amendment of SFAS No. 133 that delays the effective date of this Statement to fiscal years beginning after June 15, 2000 (calendar year 2001 for the Corporation). The Corporation and a large number of other derivative users had requested such a delay, primarily due to a number of key interpretative issues that have not been resolved, as well as Year 2000 systems considerations. Although considerable progress has been made in preparing for this Statement, interpretative guidance continues to be issued by the FASB that significantly affects certain hedging activities. In December 1999, the FASB announced that consideration was being given to a limited-scope project that might result in either an amendment of SFAS No. 133 or modifications in previous FASB conclusions. As a result, the Corporation is developing and implementing strategies to adopt the Statement for those hedging activities for which no further FASB interpretative guidance is expected. For all other hedging activities, contingency plans are being developed and FASB actions are being closely monitored for indications of final rulings. At this point, the Corporation is in the process of estimating the effect, if any, that the adoption of this new standard will have on the Corporation’s financial position or results of operations.

NOTE 2 —Earnings Per Share

          In 1997, the Corporation adopted SFAS No. 128, “Earnings Per Share. ” The Statement replaces primary earnings per share ( “EPS”) with earnings per common share (“Basic EPS ”). Basic EPS is computed by dividing income available to common stockholders by the average number of common shares outstanding for the period.

          The Statement also requires presentation of EPS assuming dilution. The diluted EPS calculation includes shares that could be issued under outstanding stock options and the employee stock purchase plans, and common shares that would result from the conversion of convertible preferred stock and convertible debentures. In the diluted calculation, net income is not reduced by dividends related to convertible preferred stock, since such dividends would not be paid if the preferred stock were converted to common stock. In addition, interest on convertible debentures (net of tax) is added to net income, since this interest would not be paid if the debentures were converted to common stock.

(In millions, except per share data)	1999	1998	1997
Basic:
Net income	$3,479	$3,108	$2,960
Preferred stock dividends	(12)	(14)	(39)

Net income attributable to common stockholders’ equity	$3,467	$3,094	$2,921

Diluted:
Net income	$3,479	$3,108	$2,960
Interest on convertible debentures, net of tax	6	7	7
Preferred stock dividends excluding dividends on convertible preferred stock	(12)	(12)	(19)

Diluted income available to common stockholders	$3,473	$3,103	$2,948

Average shares outstanding	1,168	1,170	1,176
Dilutive shares:
Stock options	6	12	17
Convertible preferred stock	—	1	14
Convertible debentures	4	4	4
Employee stock purchase plans	—	2	2

Average shares outstanding, assuming full dilution	1,178	1,189	1,213

Earnings per share:
Basic	$ 2.97	$ 2.65	$ 2.48

Diluted	$ 2.95	$ 2.61	$ 2.43

NOTE 3 —Banc One/FCN Merger

          On October 2, 1998, Banc One and FCN were each merged into the Corporation, at that time a wholly owned subsidiary of Banc One formed in 1998 to effect the Merger. Each share of Banc One common stock was converted into one share of the Corporation’s common stock. Each share of FCN common stock was converted into the right to receive 1.62 shares of the Corporation’s common stock. In aggregate, 291 million shares of FCN were converted into 471 million shares of the Corporation’s common stock. Each share of preferred stock of FCN outstanding immediately prior to the Merger was converted into one share of a series of corresponding preferred stock of the Corporation with substantially the same terms. The transaction was accounted for as a pooling of interests.

           Previously reported financial information for Banc One and FCN is shown in the table below.

(In millions)	1997
Revenue
Banc One	$13,219
FCN	10,098

Net Income
Banc One	$ 1,306
FCN	1,525

          To conform with consistent methods of accounting, reclassifications of certain revenue and expense items were made. In addition, the accounting treatment for the postretirement transition obligation identified with the implementation of SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” has been conformed.

NOTE 4 —Acquisitions

          On September 30, 1998, the Corporation purchased the credit card operation of Chevy Chase Bank, FSB. The portfolio included $4.8 billion in managed credit card loans and 2.8 million Visa® and Master Card® credit card accounts. At the purchase date, a credit card account premium of $291 million was recognized on the balance sheet and is being amortized over seven years using the straight-line method.

          On June 12, 1998, the Corporation completed its acquisition of First Commerce Corporation (“First Commerce”) located in New Orleans, Louisiana, resulting in the issuance of approximately 56 million shares of the Corporation’s common stock valued at $3.5 billion for all the outstanding shares of First Commerce common stock, in a tax-free exchange. Each share of First Commerce common stock was exchanged for 1.408 shares of the Corporation’s common stock. First Commerce was a multi-bank holding company with total assets of approximately $9.3 billion and stockholders’ equity of approximately $805 million at June 12, 1998. The acquisition was accounted for as a pooling of interests.

NOTE 5 —Merger-Related and Restructuring Charges

a)   Fourth Quarter 1999 Restructuring Charge

          Restructuring costs recorded in the fourth quarter of 1999 totaled $207 million ($141 million after-tax) or 12 cents per share. The following table provides detail on restructuring charges recorded.

(In millions)	1999 Expense
Personnel-related costs	$143
Fixed asset write-offs	24
Contractual obligations	40

$207

           Personnel-related items consist primarily of severance and benefits costs for separated employees and executives due to delayering and management realignment. The net reduction in full-time equivalent positions is anticipated to approximate 5,100. Other charges include identified asset write-offs and the termination costs associated with lease and other vendor contracts.

b)   Banc One/FCN Merger

          The Corporation has incurred net restructuring charges and merger-related costs of approximately $1.25 billion ($837 million after-tax) as of December 31, 1999, in connection with the Merger. Merger-related costs totaled $515 million ($347 million after-tax), or 29 cents per share, for the full year of 1999. Gains on the required Indiana banking center divestitures totaled approximately $249 million in the first quarter of 1999. Merger-related and restructuring costs recorded in the fourth quarter of 1998 totaled $984 million, consisting of a restructuring charge of $636 million and merger-related costs of $348 million.

          In 1999 merger-related costs of $515 million included $337 million related to the accounting consequences of changes in business practices. Of this total, $196 million resulted from the fourth-quarter 1998 modification, in light of the Merger, of a contractual relationship to purchase credit card accounts. Previously capitalized costs under this account-sourcing agreement were amortized over a one-year period. Beginning in the fourth quarter of 1998, these costs were expensed as incurred. Merger-related costs also included $250 million of business and systems integration costs. These charges are partially offset by the reversal in the third quarter of 1999 of $42 million in initially established severance accruals. The reserve release was based on higher than anticipated staff attrition in certain business units. In addition, a reversal of $30 million of initially established reserves related to certain asset dispositions was recorded in the fourth quarter of 1999. The reserves were released based on decision changes regarding asset usage and negotiations of more favorable contract termination fees.

           Personnel-related items consisted primarily of severance and benefits costs for separated employees, and costs associated with the “change in control” provisions included in certain of the Corporation’s stock plans. Facilities and equipment costs include the net cost associated with the closing and divestiture of identified banking facilities, and the consolidation of headquarters and operational facilities. Other merger-related transaction costs included investment banking fees, registration and listing fees, and various accounting, legal and other related transaction costs.

          The following table provides details on restructuring charges recorded in connection with the Merger.

(In millions)	Restructuring Charges	Initial Reserve	Reserve Balance 12/31/98	1999 Amount Utilized	1999 Amount Released	Reserve Balance 12/31/99
Personnel-related	$421	$421	$307	$192	$42	$73
Facilities and equipment	135	135	30	—	30	—
Other transaction costs	80	—	—	—	—	—

Total	$636	$556	$337	$192	$72	$73

c)   First Commerce Acquisition

          In connection with the First Commerce acquisition, the Corporation identified restructuring and merger integration charges of $182 million ($127 million after-tax), of which $127 million was recorded as a restructuring charge, $44 million represented integration costs and $11 million was associated with Year 2000 compliance. The restructuring charge of $127 million relating to the First Commerce acquisition consisted of employee benefits and severance costs as well as identified occupancy, equipment and transaction costs.

          The following table provides details on merger-related and restructuring charges recorded in 1999 in connection with the First Commerce acquisition.

(In millions)	1998 Initial Reserve	Reserve Balance December 31, 1998	1999 Amount Utilized
Personnel-related	$ 77	$10	$10
Facilities and equipment	32	19	19
Other	18	3	3

Total restructuring charges	$127	$32	$32

          This reserve was fully utilized at December 31, 1999.

d)   First USA Acquisition

          On June 27, 1997, Banc One completed its acquisition of First USA. In connection with the First USA acquisition, the Corporation recognized second quarter 1997 merger-related costs and restructuring charges of $371 million ($261 million after-tax), or 21 cents per share, of which $241 million was recorded as a separate component of noninterest expense and $130 million was recorded as additional provision for credit losses.

          The restructuring charge associated with the First USA acquisition totaled $241 million and consisted of employee benefits, severance and stock option vesting costs; professional services costs; premiums to redeem preferred securities of a subsidiary trust; asset-related write-downs and other merger-related costs.

          The $130 million additional provision for credit losses primarily reflects the reclassification of $2 billion of credit card loans previously classified as held for sale to the loan and lease portfolio in connection with the effort to consolidate the Banc One and First USA credit card master trusts, as well as an additional provision to conform credit card charge-off policies.

          This reserve had been fully utilized at December 31, 1998.

NOTE 6 —Operating Segments

          See the following “Business Segments” sections for additional disclosure regarding the Corporation’s operating segments:

•	“Highlights” on page 3.

•	“Business Segment Management” on page 3.

•	Tables included in the “Business Segments” section beginning with “Commercial Banking” through “Corporate/Unallocated” on pages 4–8 and the “Line of Business Reorganization” table on page 9.

          Operating segments disclosures are presented for 1999 and 1998. Due to the Banc One/FCN Merger, segment results for prior years are not available. The information presented is consistent with the content of operating segments data provided to the Corporation ’s executive management. The Corporation’s executive management currently does not use product group revenues to assess consolidated results. Aside from investment management and insurance products, product offerings are tailored to specific customer segments. As a result, the aggregation of product revenues and related profit measures across lines of business is not available.

          Aside from the United States, no single country or geographic region generates a significant portion of the Corporation’s revenues or assets. In addition, there are no single customer concentrations of revenue or profitability.

NOTE 7 —Investment Securities

          The amortized cost and estimated fair value of available-for-sale securities and the related unrealized gains and losses were as follows:

	Investment Securities—Available for Sale
December 31, 1999 (In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Book Value)
U.S. Treasury	$ 2,569	$ 1	$101	$ 2,469
U.S. government agencies	12,919	3	412	12,510
States and political subdivisions	1,599	20	38	1,581
Retained interests in securitized receivables	20,507	279	193	20,593
Other debt securities	7,473	5	172	7,306
Equity securities (1)(2)	3,238	281	66	3,453

Total	$48,305	$589	$982	$47,912

	Investment Securities—Available for Sale
December 31, 1998 (In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Book Value)
U.S. Treasury	$ 4,496	$ 66	$ 12	$ 4,550
U.S. government agencies	10,469	108	18	10,559
States and political subdivisions	1,980	84	—	2,064
Retained interests in securitized receivables	17,544	201	375	17,370
Other debt securities	8,174	72	75	8,171
Equity securities (1)(2)	2,094	115	71	2,138

Total	$44,757	$646	$551	$44,852

(1)
The fair values of certain securities for which market quotations were not available were estimated. In addition, the fair values of certain securities reflect liquidity and other market-related factors.

(2)	Includes investments accounted for at fair value, in keeping with specialized industry practice.

          The maturity distribution of debt investment securities is shown below. The distribution of mortgage-backed securities and collateralized mortgage obligations is based on average expected maturities. Actual maturities might differ because issuers may have the right to call or prepay obligations.

December 31, 1999 (In millions)	Amortized Cost	Fair Value
Due in one year or less	$24,506	$24,568
Due after one year through five years	10,722	10,553
Due after five years through ten years	3,576	3,392
Due after ten years	6,263	5,946

Total	$45,067	$44,459

          During 1999, the Corporation transferred $2.3 billion of securities from available for sale to trading assets, resulting in a loss of $4 million. This transfer was for capital management purposes, and reflects the Corporation’s intent to sell these assets in the short-term.

          In connection with the Banc One/FCN Merger, a $656 million transfer was made in 1998 to reclassify debt investment securities from held to maturity to available for sale to maintain an interest rate risk position that existed prior to the business combination.

          During 1998, the Corporation reclassified $9.5 billion from loans and $468 million from other assets to investment securities —available for sale. The amounts transferred represent the Corporation’s retained interest in its securitized credit card receivables.

NOTE 8 —Loans

December 31 (In millions)	1999	1998
Commercial
Domestic
Commercial	$ 55,661	$ 53,362
Real estate
Construction	5,836	5,108
Other	18,817	17,787
Lease financing	8,971	6,236
Foreign	7,067	5,945

Total commercial	96,352	88,438
Consumer
Residential real estate	32,313	25,804
Automotive	23,567	20,634
Other	7,608	11,488

Total consumer	63,488	57,926
Credit card	4,037	9,034

Total loans	163,877	155,398
Less: Allowance for credit losses	2,285	2,271

Total loans, net	$161,592	$153,127

          Loans held for sale totaled $3.0 billion at December 31, 1999, and $5.4 billion at December 31, 1998.

          The Corporation ’s primary goal in managing credit risk is to minimize the impact of default by an individual borrower or group of borrowers. As a result, the Corporation strives to maintain a loan portfolio that is diverse in terms of loan type, industry, borrower and geographic concentrations. As of December 31, 1999 and 1998, there were no significant loan concentrations with any single borrower, industry or geographic segment.

          The Corporation ’s impaired loan information is outlined in the tables below. A loan is considered impaired when it is probable that all principal and interest amounts due will not be collected in accordance with the loan’s contractual terms. Certain loans, such as loans carried at the lower of cost or fair value or small-balance homogeneous loans (e.g., credit card and installment credit) are exempt from impairment determinations for disclosure purposes. Impairment is recognized to the extent that the recorded investment of an impaired loan or pool of loans exceeds its value either based on the loan’s underlying collateral or the calculated present value of projected cash flows discounted at the contractual interest rate. Loans having a significant recorded investment are measured on an individual basis, while loans not having a significant recorded investment are grouped and measured on a pool basis.

December 31 (In millions)	1999	1998
Impaired loans with related allowance	$1,026	$471
Impaired loans with no related allowance (1)	27	258

Total impaired loans	$1,053	$729

Allowance on impaired loans (2)	$ 246	$112

(1)	Impaired loans for which the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan do not require an allowance under SFAS No. 114.

(2)	The allowance for impaired loans is included in the Corporation ’s overall allowance for credit losses.

(In millions)	1999	1998	1997
Average balance of impaired loans	$972	$638	$534
Interest income recognized on impaired loans	46	38	29

NOTE 9 —Allowance for Credit Losses

          Changes in the allowance for credit losses for the three years ended December 31, 1999, were as follows:

(In millions)	1999	1998	1997
Balance, beginning of year	$ 2,271	$ 2,817	$ 2,687
Additions (deductions)
Charge-offs	(1,531)	(1,945)	(2,397)
Recoveries	325	447	510

Net charge-offs	(1,206)	(1,498)	(1,887)
Provision for credit losses	1,249	1,408	1,988
Other	(29)	(456)	29

Balance, end of year	$ 2,285	$ 2,271	$ 2,817

          The composition of the 1999 and 1998 other adjustments to the allowance for credit losses is addressed in the two paragraphs immediately following the table titled “Analysis of Allowance for Credit Losses,” beginning on page 27.

NOTE 10 —Long-Term Debt

          Long-term debt consists of borrowings having an original maturity of greater than one year. Original issue discount and deferred issuance costs are amortized into interest expense over the terms of the related notes. Long-term debt at December 31, 1999 and 1998, was as follows:
(Dollars in millions)	Effective Rate (1)	1999	1998
Parent Company
Subordinated debt
9% notes due 1999	—%	$ —	$ 200
9 [7] /8% notes due 2000	10.07	100	100
9 [1] /5% notes due 2001	9.20	5	5
9 [1] /4% notes due 2001	9.27	100	100
10 [1] /4% notes due 2001	10.31	100	100
11 [1] /4% notes due 2001	9.26	99	96
7 [1] /4% notes due 2002 (2)	7.34	348	347
8 [7] /8% notes due 2002	7.40	104	100
8 [1] /10% notes due 2002	7.19	205	200
8 [1] /4% notes due 2002	7.04	104	100
8.74% notes due 2003 (2)	8.74	170	170
7 [5] /8% notes due 2003	7.67	200	200
6 [7] /8% notes due 2003	6.90	200	200
Floating rate notes due 2003 (3)	6.38	150	150
7 [1] /4% debentures due 2004	7.27	200	200
Floating rate notes due 2005 (3)	6.43	96	96
7% notes due 2005	7.06	297	297
6 [1] /8% notes due 2006	6.23	149	150
7% notes due 2006	7.06	149	149
7 [1] /8% notes due 2007	7.16	199	199
7 [6] /10% notes due 2007 (2)	8.67	398	397
6% notes due 2009	6.26	349	—
6 [3] /8% notes due 2009	6.36	200	198
9 [7] /8% notes due 2009 (2)	9.96	53	53
10% notes due 2010	10.06	198	198
9 [9] /10% notes due 2019	9.91	143	142
7 [1] /2% preferred purchase units due 2023	—	—	150
7 [3] /4% notes due 2025 (2)	9.39	294	294
7 [5] /8% notes due 2026 (2)	8.36	492	491
8% notes due 2027 (2)	9.24	490	490
9 [7] /8% equity commitment notes due 1999	—	—	200
Convertible debentures 12 [3] /4% Series A	12.75	19	23
Convertible debentures 12 [3] /4% Series B	12.75	46	49
Senior debt
Medium-term notes	6.31	14,445	8,152
Other	—	9	1

Total Parent Company		20,111	13,997
Subsidiaries
Bank notes, various rates and maturities	6.27	11,279	4,883
Subordinated 7 [3] /8% notes due 2002	7.87	148	149
Subordinated 6 [1] /4% notes due 2003	6.25	200	200
Subordinated 6 [5] /8%-7.65% notes due 2003	6.81-7.78	452	452
Subordinated 6% notes due 2005	6.28	148	148
Subordinated 6 [1] /4% notes due 2008	6.30	496	496
Subordinated 8 [1] /4% notes due 2024	7.72	254	250
Capitalized lease and others, at various rates and maturities	various	769	720

Total subsidiaries		13,746	7,298

Total long-term debt		$33,857	$21,295

(1)
The effective rate includes amortization of premium or discount. Interest rate swap agreements have been entered into that have altered the stated interest rate for certain of the borrowings to variable interest rates. The effective rates include the impact of these swap agreements at December 31, 1999. The terms to maturity of the swaps are equal to those of the altered borrowings.

(2)	The notes are not subject to redemption and impose certain limitations relating to funded debt, liens and the sale or issuance of capital stock of significant bank subsidiaries.
(3)
The floating rate notes due in 2003 have an interest rate priced at the greater of 4 [1] /4% or the three-month LIBOR plus [1] /8%. The floating rate notes due in 2005 have an interest rate of the greater of 5 [1] /4% or the three-month LIBOR rate plus [1] /4%.

           Aggregate annual repayments of long-term debt at December 31, 1999:

(In millions)	Total
2000	$ 8,753
2001	8,441
2002	5,167
2003	1,868
2004	3,490
Thereafter	6,138

Total	$33,857

NOTE 11 —Guaranteed Preferred Beneficial Interest in the Corporation ’s Junior Subordinated Debt

          The $1.578 billion of Guaranteed Preferred Beneficial Interest in the Corporation’s Junior Subordinated Debt (“Trust Preferred Capital Securities”) represents the net proceeds from the issuance of preferred capital securities by First Chicago NBD Institutional Capital A (the “Series A Trust ”), First Chicago NBD Institutional Capital B (the “Series B Trust”), First Chicago NBD Capital I (the “Series I Trust”), First USA Capital Trust I (the “First USA Trust”) and BANK ONE Capital I (the “Bank One Trust”). Each of the trusts is a statutory business trust organized for the sole purpose of issuing capital securities and investing the proceeds thereof in junior subordinated debentures of the Corporation (“Junior Subordinated Debt”). The preferred capital securities represent preferred individual beneficial interests in the respective trusts and are subject to mandatory redemption upon repayment of the Junior Subordinated Debt. The common securities of each trust are owned by the Corporation. The Corporation ’s obligations under the Junior Subordinated Debt and other relevant agreements, in aggregate, constitute a full and unconditional guarantee by the Corporation of each respective trust’s obligations under the preferred securities issued by such trust.

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

          The Bank One Trust issued $575 million in aggregate liquidation amount of 8.00% preferred capital securities on September 20, 1999. The sole asset of Bank One Trust is $593 million principal amount of 8.00% Junior Subordinated Debt that will mature on September 15, 2029, and is redeemable prior to maturity at the option of the Corporation on or after September 20, 2004.

          The First USA Trust issued $200 million in aggregate liquidation amount of 9.33% preferred capital securities on December 20, 1996. The sole asset of the First USA Trust was $200 million principal amount of 9.33% Junior Subordinated Debt. In June 1997, the Corporation paid a premium of $36 million to redeem $193 million of those securities.

          The Trust Preferred Capital Securities are tax-advantaged issues and qualify as Tier 1 capital. Distributions on these securities are included in interest expense on long-term debt.

NOTE 12—Stock Dividends, Preferred Stock and Convertible Preferred Stock

          On January 18, 2000, the Corporation announced the discontinuation of the biannual 10% stock dividend.

          On January 20, 1998, the Corporation declared a 10% common stock dividend to Banc One shareholders of record on February 12, 1998. Accordingly, all common stock share data have been adjusted to include the effect of that dividend.

          The Corporation is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.01 per share. The Board of Directors is authorized to fix the particular designations, preferences, rights, qualifications and restrictions for each series of preferred stock issued. All preferred shares rank prior to common shares, both as to dividends and liquidation, but have no general voting rights. The dividend rate on each of the cumulative adjustable rate series is based on stated value and adjusted quarterly, based on a formula that considers the interest rates for selected short- and long-term U.S. Treasury securities prevailing at the time the rate is set.

		Issued and Outstanding December 31		Carrying Amount December 31 (In millions)
	Stated Value	1999	1998	1999	1998
Preferred Stock
Series B	$100	1,191,000	1,191,000	$119	$119
Series C	100	713,800	713,800	71	71

          The minimum, maximum and current dividend rates for individual series of preferred stock are presented in the following table.

December 31, 1999	Shares Outstanding	Stated Value Per Share	Annual Dividend Rate			Redemption Price (1)
			Maximum	Minimum	Current
Cumulative Adjustable Rate (2)
Series B	1,191,000	$100.00	12.0%	6.0%	6.0%	$100.00
Series C	713,800	100.00	12.5	6.5	6.5	100.00

(1)	Plus accrued and unpaid dividends.
(2)	Currently redeemable.

          On April 16, 1998, the Corporation redeemed all of the shares of its Series C Convertible Preferred stock at the redemption price of $51.05 per share plus the amount of any dividends accrued and unpaid.

NOTE 13 —Dividends and Capital Restrictions

          The Corporation ’s national bank subsidiaries are subject to two statutory limitations on their ability to pay dividends. Under the first, dividends cannot exceed the level of undivided profits. In addition, a national bank cannot declare a dividend, without regulatory approval, in an amount in excess of its net income for the current year combined with the combined net profits for the preceding two years. State bank subsidiaries may also be subject to limitations on dividend payments. The amount of dividends available from certain nonbank subsidiaries that are subject to dividend restrictions is regulated by the governing agencies to which they report.

          Based on these statutory requirements, the bank affiliates could, in the aggregate, have declared additional dividends of up to approximately $2.5 billion without regulatory approval at January 1, 2000. The payment of dividends by any bank may also be affected by other factors, such as the maintenance of adequate capital.

          The bank affiliates are subject to various regulatory capital requirements that may require them to maintain minimum ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Failure to meet minimum capital requirements results in certain actions by bank regulators that could have a direct material effect on the bank affiliates’ financial statements. As of December 31, 1999, management believed that each of the bank affiliates met all capital adequacy requirements to which it is subject and is correctly categorized as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that categorization that management believes have changed the institution’s category. For more information, see the “Supervision and Regulation” section, beginning on page 88.

          The actual and required capital amounts and ratios for the Corporation and its principal banking subsidiaries are presented in the following two tables.

	Actual		To Be Categorized Adequately Capitalized
At December 31, 1999 (Dollars in millions)	Capital Amount	Capital Ratio	Capital Amount	Capital Ratio
Risk-adjusted capital (to risk-weighted assets):
The Corporation (consolidated)	$28,214	10.7%	$21,054	8.0%
Bank One, N.A. (Chicago) (1)	8,892	11.5	6,196	8.0
Bank One, N.A. (Columbus)	3,207	10.1	2,551	8.0
Bank One, Texas, N.A.	2,972	11.0	2,153	8.0
Bank One, Michigan (2)	2,403	11.2	1,713	8.0
Bank One, Arizona, N.A.	2,763	11.0	2,017	8.0
First USA Bank, N.A.	2,493	18.3	1,088	8.0

Tier 1 capital (to risk-weighted assets):
The Corporation (consolidated)	$20,247	7.7%	$10,527	4.0%
Bank One, N.A. (Chicago) (1)	5,697	7.4	3,098	4.0
Bank One, N.A. (Columbus)	2,157	6.8	1,276	4.0
Bank One, Texas, N.A.	1,928	7.2	1,077	4.0
Bank One, Michigan (2)	1,612	7.5	856	4.0
Bank One, Arizona, N.A.	1,881	7.5	1,009	4.0
First USA Bank, N.A.	2,201	16.2	544	4.0

Tier 1 leverage (to average assets):
The Corporation (consolidated)	$20,247	7.7%	$ 7,911	3.0%
Bank One, N.A. (Chicago) (1)	5,697	6.3	3,630	4.0
Bank One, N.A. (Columbus)	2,157	6.6	1,306	4.0
Bank One, Texas, N.A.	1,928	6.6	1,173	4.0
Bank One, Michigan (2)	1,612	7.0	927	4.0
Bank One, Arizona, N.A.	1,881	8.4	898	4.0
First USA Bank, N.A.	2,201	12.0	737	4.0

(1)	Formerly The First National Bank of Chicago.
(2)	Formerly NBD Bank (Michigan).
	Actual		To Be Categorized Adequately Capitalized
At December 31, 1998 (Dollars in millions)	Capital Amount	Capital Ratio	Capital Amount	Capital Ratio
Risk-adjusted capital (to risk-weighted assets):
The Corporation (consolidated)	$27,790	11.3%	$19,558	8.0%
Bank One, N.A. (Chicago) (1)	7,113	10.5	5,418	8.0
Bank One, N.A. (Columbus)	2,766	10.8	2,057	8.0
Bank One, Texas, N.A.	2,476	10.9	1,820	8.0
Bank One, Michigan (2)	2,397	10.8	1,774	8.0
Bank One, Arizona, N.A.	2,273	10.7	1,695	8.0
First USA Bank, N.A. (3)	3,457	17.7	1,559	8.0

Tier 1 capital (to risk-weighted assets):
The Corporation (consolidated)	$19,495	7.9%	$ 9,779	4.0%
Bank One, N.A. (Chicago) (1)	4,821	7.1	2,709	4.0
Bank One, N.A. (Columbus)	1,840	7.2	1,028	4.0
Bank One, Texas, N.A.	1,601	7.0	910	4.0
Bank One, Michigan (2)	1,549	7.0	887	4.0
Bank One, Arizona, N.A.	1,408	6.6	847	4.0
First USA Bank, N.A. (3)	2,909	14.9	780	4.0

Tier 1 leverage (to average assets):
The Corporation (consolidated)	$19,495	8.0%	$ 7,246	3.0%
Bank One, N.A. (Chicago) (1)	4,821	7.3	2,632	4.0
Bank One, N.A. (Columbus)	1,840	7.2	1,029	4.0
Bank One, Texas, N.A.	1,601	6.5	989	4.0
Bank One, Michigan (2)	1,549	7.1	870	4.0
Bank One, Arizona, N.A.	1,408	7.8	723	4.0
First USA Bank, N.A. (3)	2,909	16.3	716	4.0

(1)	Formerly The First National Bank of Chicago.
(2)	Formerly NBD Bank (Michigan).
(3)	Restated to show effect of the September 17, 1999, merger with FCC National Bank.

          Federal banking law restricts each bank subsidiary from extending credit to the Corporation in excess of 10% of the subsidiary’s capital stock and surplus, as defined. Any such extensions of credit are subject to strict collateral requirements.

NOTE 14 —Supplemental Disclosures for Statement of Cash Flows

          During 1999, the Corporation transferred $2.3 billion of asset-backed securities and variable corporate coupons from available for sale to trading assets. This transfer was for capital management purposes, and reflects the Corporation’s intent to sell these assets in the short term.

          In connection with the Banc One/FCN Merger, a $656 million transfer was made in 1998 to reclassify debt investment securities from held to maturity to available for sale. A similar transfer of $3.6 billion was made in 1997 in connection with the First USA acquisition. The reclassifications were made to maintain an interest rate risk position that existed prior to each business combination.

          During 1998, the Corporation reclassified $9.5 billion from loans, and $468 million from other assets, to investment securities —available for sale. The amounts transferred represent the Corporation’s retained interests in its securitized credit card receivables.

          Loans transferred to other real estate owned totaled $113 million, $239 million and $169 million in 1999, 1998 and 1997, respectively.

          In 1997 the Corporation issued common stock in purchase transactions with a market value of $538 million.

           In 1997, $154 million of the Corporation’s Cumulative Convertible Preferred Stock, Series B, was converted into common stock.

NOTE 15 —Supplemental Disclosures for Accumulated Other Adjustments to Stockholders’ Equity

(In millions)	1999	1998	1997
Accumulated Other Adjustments to Stockholders’ Equity
Fair value adjustment on investment securities—available for sale
Balance, beginning of period	$218	$203	$ 81
Change in fair value, net of taxes of $(180) in 1999, $72 in 1998, $101 in 1997	(391)	120	188
Reclassification adjustment, net of taxes of $(56) in 1999, $(57) in 1998, $(35) in 1997	(98)	(105)	(66)

Balance, end of period	(271)	218	203

Accumulated translation adjustment
Balance, beginning of period	21	6	7
Translation gain(loss), net of taxes	(13)	15	(1)

Balance, end of period	8	21	6

Total accumulated other adjustments to stockholders’ equity	$(263)	$239	$209

NOTE 16 —Employee Benefits

(a)   Pension Plans

          The Corporation had various noncontributory pension plans during 1999 covering substantially all salaried employees. Effective December 31, 1999, all noncontributory pension plans were combined into one plan.

          The table below sets forth the Corporation’s qualified plans’ change in benefit obligation, change in plan assets and funded status.

(In millions)	1999	1998
Change in benefit obligation
Benefit obligation, January 1	$2,380	$2,277
Service cost	116	127
Interest cost	165	163
Actuarial loss (gain)	(259)	42
Plan change	109	(14)
Curtailment	(12)	—
Benefits paid	(249)	(215)

Benefit obligation, December 31	2,250	2,380

Change in plan assets
Fair value of plan assets, January 1	3,393	3,194
Actual return on plan assets	254	398
Corporation contribution	2	16
Benefits paid	(249)	(215)

Fair value of plan assets, December 31	3,400	3,393

Funded status	1,150	1,013
Unrecognized net actuarial loss (gain)	(655)	(435)
Unrecognized prior service cost	32	(83)
Unrecognized net transition assets	(21)	(34)

Prepaid pension costs, December 31	$ 506	$ 461

           Plan assets do not include any shares of the Corporation’s common stock at December 31, 1999, while 1.0 million shares were included at December 31, 1998, with a fair value of approximately $53 million.

          The table below sets forth net periodic pension cost for 1999, 1998 and 1997 for the Corporation’s qualified and nonqualified pension plans.

(In millions)	1999	1998	1997
Service cost—benefits earned during the period	$123	$135	$110
Interest cost on benefit obligation	175	172	185
Expected return on plan assets	(293)	(271)	(249)
Amortization of prior service cost	(1)	(2)	9
Recognized actuarial (gain)loss	(1)	1	1
Amortization of transition assets	(13)	(13)	(13)
Curtailment gain	(13)	—	—

Net periodic pension cost (credit)	$ (23)	$ 22	$ 43

          The accrued pension cost for the Corporation’s nonqualified supplemental pension plans was $90 million in 1999 and $92 million in 1998. Such plans are unfunded.

          The table below sets forth the assumptions used in determining the Corporation ’s benefit obligation and net periodic pension cost for both qualified and nonqualified supplemental pension plans.

	1999	1998	1997
Actuarial assumptions:
Weighted-average discount rate for benefit obligation	8.00%	7.00%	7.00% –7.25%
Weighted-average rate of compensation increase	5.00%	5.00%	5.00% –5.25%
Expected long-term rate of return on plan assets	9.50%	9.50%	8.00% –9.50%

(b)   Postretirement Benefits Other Than Pensions

          The Corporation sponsors postretirement life insurance plans and provides health care benefits for certain retirees and grandfathered employees when they retire. The postretirement life insurance benefit is noncontributory, while the health care benefits are contributory.

           The table below sets forth the Corporation’s postretirement benefit plans’ change in benefit obligation and funded status at December 31, 1999 and 1998. There are no plan assets.

(In millions)	1999	1998
Change in benefit obligation
Benefit obligation, January 1	$190	$239
Service cost	1	6
Interest cost	13	17
Actuarial loss (gain)	(21)	7
Benefits paid	(19)	(18)
Plan change	—	(61)

Benefit obligation, December 31	164	190

Change in plan assets
Fair value of plan assets, January 1	—	—
Employer contribution	19	18
Benefits paid	(19)	(18)

Fair value of plan assets, December 31	—	—

Funded status	(164)	(190)
Unrecognized net actuarial loss (gain)	(17)	6
Unrecognized prior service cost	(47)	(59)

Accrued postretirement benefit costs, December 31	$(228)	$(243)

          Net periodic cost for postretirement health care and life insurance benefits during 1999, 1998 and 1997 include the following:

(In millions)	1999	1998	1997
Service cost—benefits earned during the period	$ 1	$ 6	$ 6
Interest cost on accumulated postretirement benefit obligation	13	17	17
Recognized actuarial (gain)	—	—	(1)
Amortization of prior service costs	(12)	—	—
Adjustment for acquisitions	2	—	—
Curtailment gain	—	—	(6)

Net periodic postretirement benefit cost	$ 4	$23	$16

          The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 8.00% at December 31, 1999, and 7.00% at December 31, 1998.

          For measurement purposes, an annual rate of increase ranging from 5.50% –6.00% was assumed for 1999 in the cost of covered health care benefits; this range was assumed to decrease gradually to as low as 5.00%–5.50% in the years 2000 and 2001 and thereafter. These assumptions have a significant effect on the amounts reported. Accordingly, the table below sets forth the effect of a 1.00% change in the assumed health-care-cost trend rates.

(In millions)	1% increase	1% decrease
Effect on 1999 service and interest cost components	$ 0.8	$(0.7)
Effect on December 31, 1999, accumulated postretirement benefit obligation	$11.0	$(9.6)

(c) 401(k) Plans

          The Corporation sponsors various 401(k) plans that cover substantially all of its employees. Up until 2000, the Corporation was required to make contributions to the plans in varying amounts. The expense related to these plans was $81 million in 1999, $89 million in 1998 and $78 million in 1997. Effective December 31, 1999, all new contributions will be made to one Corporation-sponsored 401(k) plan, thereby establishing uniform contribution requirements for the entire Corporation.

NOTE 17 —Stock-Based Compensation

          The Corporation utilizes several types of stock-based awards as part of its overall compensation program. In addition, the Corporation provides employees the opportunity to purchase its shares through various employee stock purchase plans. The Corporation ’s stock-based compensation plans provide for the granting of awards to purchase or receive common shares and include limits as to the aggregate number of shares available for grants and the total number of shares available for grants of stock awards in any one year. The compensation cost that has been charged against income for the Corporation’s stock-based compensation plans was $38 million for 1999, $52 million for 1998 and $71 million for 1997. As a result of the 1999 fourth-quarter restructuring plan, $4 million was recorded as a restructuring charge related to the immediate vesting of restricted shares for certain executives. In 1998, $113 million was recorded as a restructuring charge related to the immediate vesting of certain restricted and performance shares resulting from the respective changes in control at FCN and First Commerce. See Note 1(n) on page 45 for the Corporation’s accounting policies relating to stock-based compensation.

(a) Performance Shares

          Prior to the Merger, the Corporation provided performance-based stock awards for certain of its senior managers. The level of performance shares eventually distributed depends on the achievement of specific performance criteria that are set at the grant date. The ultimate expense attributable to these shares is based on the market value of the shares distributed at the end of the defined performance period. The expense associated with such awards is recognized over the defined performance period. As a result of the respective changes in control of FCN and First Commerce, all performance share awards originally granted by these entities immediately vested at the time of the respective changes of control, and the maximum performance standards were deemed to have been achieved.

(b) Restricted Shares

          Restricted shares granted to key officers of the Corporation require them either to continue employment for a stated number of years from the grant date before restrictions on the shares are released. The market value of the restricted shares as of the date of grant is amortized to compensation expense ratably over the period the shares remain restricted. Holders of restricted stock receive dividends and have the right to vote the shares. As a result of the respective changes in control at FCN and First Commerce in 1998, substantially all outstanding restricted stock issued at these entities vested immediately at the time of the respective changes in control.

(c) Stock Options

          The Corporation ’s stock option plans generally provide that the exercise price of any stock option may not be less than the fair market value of the common stock on the date of grant.

          There are a number of stock option plans, and they have distinct provisions. Awards generally vest over a period of two to four years. Options are not exercisable for at least one year from the date of grant and have a maximum term of eight to 20 years. Some option plans include the right to receive additional options if certain criteria are met. The vesting period for such additional options is six months. As a result of the change in control at FCN and First Commerce in 1998, all outstanding stock options issued at these entities vested and became exercisable immediately at the time of the respective changes in control.

           The following tables summarize stock option activity for 1999, 1998 and 1997, respectively, and provide details of stock options outstanding at December 31, 1999, for the Corporation:

	1999		1998		1997
(Shares in Thousands)	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price
Outstanding at January 1	38,247	$34.34	40,798	$26.60	45,001	$18.91
Granted	15,556	50.35	8,896	54.79	12,251	40.40
Exercised	(6,473)	24.34	(9,902)	20.29	(15,242)	14.84
Forfeited	(2,700)	36.56	(1,545)	37.77	(1,212)	29.80

Outstanding at December 31	44,630	$40.88	38,247	$34.34	40,798	$26.60

Exerciseable at December 31	19,847	$32.86	22,983	$29.30	18,275	$19.31

(Shares in Thousands)	Options Outstanding			Options Exerciseable
Range of Exercise Prices	Number Outstanding Dec. 31, 1999	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life	Number Exerciseable Dec. 31, 1999	Wtd. Avg. Exercise Price
Less than $20.00	4,552	$16.45	3.7 years	4,552	$16.45
$20.00 —$30.00	7,116	24.84	5.9	5,585	24.93
$30.01 —$40.00	7,277	35.62	8.0	3,690	35.61
$40.01 —$50.00	6,264	46.60	11.6	3,740	47.48
$50.01 —$55.00	14,296	50.28	18.0	764	52.29
Greater than $55.01	5,125	59.08	12.5	1,516	58.72

Total	44,630	$40.88	11.5 years	19,847	$32.86

(d)   Employee Stock Purchase Plan

          The Corporation sponsors an Employee Stock Purchase Plan designed to encourage employee stock ownership. This plan allows eligible employees to purchase shares of the Corporation’s common stock at a 15% discount from the market price at the date of enrollment or the market price at the end of the plan, whichever is lower. During one-year offering periods, the employee is allowed to make deposits of up to 20% of his/her earnings to an interest-bearing savings account to purchase the number of shares permissible under the plan. The maximum number of shares each participant may purchase cannot exceed the contribution limit divided by the applicable purchase price on the offering date. The Corporation does not recognize any compensation expense with respect to this plan.

(e)   Pro Forma Costs of Stock-Based Compensation

          The grant date fair values of stock options granted under the Corporation ’s various stock option plans and the Employee Stock Purchase Plan were estimated using the Black-Scholes option-pricing model. This model was developed to estimate the fair value of traded options, which have different characteristics than employee stock options. In addition, changes to the subjective input assumptions can result in materially different fair market value estimates. Therefore, the Black-Scholes model may not necessarily provide a reliable single measure of the fair value of employee stock options and purchase rights.

           The following table summarizes stock-based compensation grants and their related weighted-average grant-date fair values for the years ended December 31:

	1999		1998		1997
(Shares in Thousands)	Number of Shares	Wtd. Avg. Grant Date Fair Value	Number of Shares	Wtd. Avg. Grant Date Fair Value	Number of Shares	Wtd. Avg. Grant Date Fair Value
Stock option plans	15,556	$12.28	8,896	$12.03	12,251	$ 9.65
Restricted shares	1,728	51.13	651	56.54	953	36.22
Performance shares	—	—	—	—	642	36.40
Employee Stock Purchase Plan(1)	2,974	7.28	—	—	76	5.73

(1)	Estimated number of shares that employees would purchase under the plan.

          The following assumptions were used to determine the Black-Scholes weighted-average grant date fair value of stock option awards and conversions in 1999, 1998 and 1997: (1) expected dividend yields ranged from 2.08% –4.86%, (2) expected volatility ranged from 17.93%–36.44%, (3) risk-free interest rates ranged from 4.46%–6.95% and (4) expected lives ranged from 2 years to 13 years.

          The following assumptions were used to determine the Black-Scholes weighted-average grant-date fair value of employees’ purchase rights under the employee stock purchase plans in 1999 and 1997, respectively: (1) expected dividend yields of 2.86% and 2.54%, (2) expected volatility of 34.68% and 22.70%, (3) risk-free interest rates of 5.07% and 5.73% and (4) expected lives of 1.0 and 1.3 years. As certain employee stock purchase plans expired during 1998 and no additional rights were granted, determination of the average grant date fair value was not required in 1998.

          Had the compensation cost for the Corporation’s stock-based compensation plans been determined in accordance with the fair-value-based accounting method provided by SFAS No. 123, the net income and earnings per share implications for the years ended December 31, 1999, 1998 and 1997 would have been as follows:

	1999		1998		1997
(In millions, except per share data)	Pro Forma(1)	As Reported	Pro Forma(1)	As Reported	Pro Forma(1)	As Reported
Net income	$3,413	$3,479	$3,034	$3,108	$2,929	$2,960
Net income per common share, basic	2.91	2.97	2.58	2.65	2.46	2.48
Net income per common share, diluted	2.89	2.95	2.55	2.61	2.40	2.43

(1)	The above pro forma information may not be representative of the pro forma impact in future years.

          As a result of the change in control at FCN and First Commerce, additional compensation expense of
$21 million associated with the accelerated vesting of stock options, was included in the 1998 pro forma net income under SFAS No. 123.

NOTE 18—Income Taxes

          The components of total applicable income tax expense in the consolidated income statement for the years ended December 31, 1999, 1998 and 1997, are as follows:

(In millions)	1999	1998	1997
Income tax expense:
Current
Federal	$ 735	$ 801	$ 826
Foreign	2	4	12
State	97	98	84

Total	834	903	922
Deferred
Federal	624	424	488
State	37	30	57

Total	661	454	545

Applicable income taxes	$1,495	$1,357	$1,467

          The tax effects of fair value adjustments on securities available for sale, foreign currency translation adjustments and certain tax benefits related to stock options are recorded directly to stockholders’ equity. The net tax benefit recorded directly to stockholders’ equity amounted to $(259) million in 1999, $(66) million in 1998 and $(28) million in 1997.

          A summary reconciliation of the differences between applicable income taxes and the amounts computed at the applicable regular federal tax rate of 35% follows:

(Dollars in millions)	1999		1998		1997
Statutory tax rate	$1,741	35.0%	$1,563	35.0%	$1,549	35.0%
Increase (decrease) resulting from:
State income taxes, net of federal income tax benefit	87	1.8	83	1.9	92	2.1
Tax-exempt interest	(66)	(1.3)	(58)	(1.3)	(88)	(2.0)
Tax credits	(133)	(2.7)	(94)	(2.1)	(51)	(1.2)
Nontaxable liquidating distributions	—	—	(142)	(3.2)	(56)	(1.3)
Other, net	(134)	(2.7)	5	0.1	21	(0.5)

Applicable income taxes	$1,495	30.1%	$1,357	30.4%	$1,467	33.1%

           A net deferred tax liability is included in other liabilities in the consolidated balance sheet as a result of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their related tax bases. The components of the net deferred tax liability as of December 31, 1999 and 1998, are as follows:

(In millions)	1999	1998
Deferred tax liabilities
Deferred income on lease financing	$3,632	$2,887
Prepaid pension costs	91	99
Securitizations of credit card receivables	247	142
Other	95	852

Gross deferred tax liabilities	4,065	3,980
Deferred tax assets
Allowance for credit losses	969	874
Restructure reserves	142	276
Alternative minimum tax credit carryforward	—	116
Other	108	535

Gross deferred tax assets	1,219	1,801

Net deferred tax liability	$2,846	$2,179

NOTE 19 —Lease Commitments

          The Corporation has entered into a number of operating and capitalized lease agreements for premises and equipment. The minimum annual rental commitments under these leases are shown below.

(In millions)
2000	$ 281
2001	266
2002	232
2003	209
2004	174
2005 and thereafter	930

Total	$2,092

          Occupancy expense has been reduced by rental income from premises leased to others in the amount of $87 million in 1999, $101 million in 1998 and $107 million in 1997. Rental expense under operating leases approximated $414 million in 1999, $356 million in 1998 and $320 million in 1997.

NOTE 20 —Financial Instruments with Off-Balance Sheet Risk

          In the normal course of business, the Corporation is a party to financial instruments containing credit and/or market risks that are not required to be reflected in the balance sheet. These financial instruments include credit-related instruments as well as certain derivative instruments. The Corporation has risk management policies to identify, monitor and limit exposure to credit, liquidity and market risks.

          The following disclosures represent the Corporation’s credit exposure, assuming that every counterparty to financial instruments with off-balance sheet credit risk fails to perform completely according to the terms of the contracts, and that the collateral and other security, if any, proves to be of no value to the Corporation.

          This note does not address the amount of market losses the Corporation would incur if future changes in market prices make financial instruments with off-balance sheet market risk less valuable or more onerous.

(a)   Collateral and Other Security Arrangements

          The credit risk of both on- and off-balance sheet financial instruments varies based on many factors, including the value of collateral held and other security arrangements. To mitigate credit risk, the Corporation generally determines the need for specific covenant, guarantee and collateral requirements on a case-by-case basis, depending on the nature of the financial instrument and the customer’s creditworthiness. The Corporation may also receive comfort letters and oral assurances. The amount and type of collateral held to reduce credit risk varies but may include real estate, machinery, equipment, inventory and accounts receivable, as well as cash on deposit, stocks, bonds and other marketable securities that are generally held in the Corporation ’s possession or at another appropriate custodian or depository. This collateral is valued and inspected on a regular basis to ensure both its existence and adequacy. Additional collateral is requested when appropriate.

(b)    Credit-Related Financial Instruments

          The table below summarizes credit-related financial instruments, including both commitments to extend credit and letters of credit.

December 31 (In billions)	1999	1998
Unused credit card lines	$270.5	$259.0
Unused loan commitments	143.6	114.1
Standby letters of credit and foreign office guarantees	16.8	14.0
Commercial letters of credit	0.8	1.2

          Since many of the unused commitments are expected to expire unused or be only partially used, the total amount of unused commitments in the preceding table does not necessarily represent future cash requirements.

          Credit card lines allow customers to use a credit card to buy goods or services and to obtain cash advances. However, the Corporation has the right to change or terminate any terms or conditions of a customer’s credit card account, upon notification to the customer. Loan commitments are agreements to make or acquire a loan or lease as long as the agreed-upon terms (e.g., expiry, covenants or notice) are met. The Corporation’s commitments to purchase or extend loans help its customers meet their liquidity needs.

          Standby letters of credit and foreign office guarantees are issued in connection with agreements made by customers to counterparties. If the customer fails to comply with the agreement, the counterparty may enforce the standby letter of credit or foreign office guarantee as a remedy. Credit risk arises from the possibility that the customer may not be able to repay the Corporation for standby letters of credit or foreign office guarantees. At December 31, 1999 and 1998, standby letters of credit and foreign office guarantees had been issued for the following purposes:

December 31 (In millions)	1999	1998
Financial	$14,261	$11,843
Performance	2,551	2,140

Total (1)	$16,812	$13,983

(1)	Includes $1.9 billion at December 31, 1999, and $1.4 billion at December 31, 1998, participated to other institutions.

          At December 31, 1999, $12.2 billion of standby letters of credit and foreign office guarantees was due to expire within three years, and $4.6 billion was to expire after three years.

          Commercial letters of credit are issued or confirmed to ensure payment of customers’ payables or receivables in short-term international trade transactions. Generally, drafts will be drawn when the underlying transaction is consummated as intended. However, the short-term nature of this instrument serves to mitigate the risk associated with these contracts.

(c)   Derivative Financial Instruments

          The Corporation enters into a variety of derivative financial instruments in its trading, asset and liability management, and corporate investment activities. These instruments offer customers protection from rising or falling interest rates, exchange rates, equity prices and commodity prices. They can either reduce or increase the Corporation’s exposure to such changing rates or prices.

          Following is a brief description of such derivative financial instruments.

•
Interest rate forward and futures contracts represent commitments either to purchase or sell a financial instrument at a specified future date for a specified price, and may be settled in cash or through delivery.

•
An interest rate swap is an agreement in which two parties agree to exchange, at specified intervals, interest payment streams calculated on an agreed-upon notional principal amount with at least one stream based on a specified floating rate index.

•
Interest rate options are contracts that grant the purchaser, for a premium payment, the right either to purchase from or sell to the writer of the option, a financial instrument at a specified price within a specified period of time or on a specified date.

•
Interest rate caps and floors are contracts with notional principal amounts that require the seller, in exchange for a fee, to make payments to the purchaser if a specified market interest rate exceeds the fixed cap rate or falls below the fixed floor rate on specified future dates.

•
Forward rate agreements are contracts with notional principal amounts that settle in cash at a specified future date based on the differential between a specified market interest rate and a fixed interest rate.

•	Foreign exchange contracts represent swap, spot, forward, futures and option contracts to exchange currencies.

•	Equity price contracts represent swap, forward, futures, cap, floor and option contracts that derive their values from underlying equity prices.

•	Commodity price contracts represent swap, futures, cap, floor and option contracts that derive their value from underlying commodity prices.

          The Corporation ’s objectives and strategies for using derivative financial instruments for structural interest rate risk management and foreign exchange risk management are discussed on pages 19 –21.

          Balance sheet exposure for derivative financial instruments includes the amount of recognized gains in the market valuations of those contracts. Those amounts fluctuate as a function of maturity, interest rates, foreign exchange rates, equity prices and commodity prices.

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

          On some derivative financial instruments, the Corporation may have additional risk. This is due to the underlying risk in the financial instruments that the Corporation may be obligated to acquire or the risk that the Corporation will deliver under a contract but that the customer will fail to deliver the countervailing amount. The Corporation believes that its credit and settlement procedures minimize these risks.

          Not all derivative financial instruments have off-balance sheet market risk. Market risk associated with options purchased and caps and floors purchased is recorded in the balance sheet.

           The table on page 30 reports the Corporation’s gross notional principal or contractual amounts of derivative financial instruments as of December 31, 1999, and December 31, 1998. These instruments include swaps, forwards, spot, futures, options, caps, floors, forward rate agreements, and other conditional and exchange contracts. The amounts do not represent the market or credit risk associated with these contracts, as previously defined, but rather give an indication of the volume of the transactions.

NOTE 21 —Fair Value of Financial Instruments

          The Corporation is required to disclose the estimated fair value of its financial instruments in accordance with SFAS No. 107, “Disclosures about Fair Value of Financial Instruments. ” These disclosures do not attempt to estimate or represent the Corporation’s fair value as a whole. The disclosure excludes assets and liabilities that are not financial instruments as well as the significant unrecognized value associated with core deposits and credit card relationships.

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

           The following table summarizes the carrying values and estimated fair values of financial instruments as of December 31, 1999 and 1998.

	1999		1998
(In millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets
Cash and other short-term financial instruments (a)	$ 32,869	$ 32,869	$ 34,715	$ 34,715
Trading assets (a)	7,952	7,952	5,345	5,345
Investment securities (b)	47,912	47,912	44,852	44,852
Loans (c)	163,877	161,911	155,398	154,521
Allowance for credit losses	(2,285)	—	(2,271)	—

Loans, net	161,592	161,911	153,127	154,521
Derivative product assets
Trading purposes (1)(f)	3,160	3,160	6,765	6,765
Other than trading purposes (f)	212	199	189	954

Total derivative product assets	3,372	3,359	6,954	7,719
Financial instruments in other assets (a)	1,911	1,911	2,060	2,060
Financial liabilities
Deposits (d)	162,278	162,135	161,542	161,659
Securities sold but not yet purchased (a)	753	753	966	966
Other short-term financial instruments (a)	39,544	39,544	39,468	39,468
Long-term debt (2)(e)	35,435	35,678	22,298	23,229
Derivative product liabilities
Trading purposes (1)(f)	3,115	3,115	6,923	6,923
Other than trading purposes (f)	217	137	224	238

Total derivative product liabilities	3,332	3,252	7,147	7,161
Financial instruments in other liabilities (a)	1,363	1,363	1,136	1,136

(1)	The estimated average fair values of derivative financial instruments used in trading activities during 1999 were $4.3 billion classified as assets and $4.4 billion classified as liabilities.
(2)	Includes trust preferred capital securities.

          Estimated fair values are determined as follows:

(a)   Financial Instruments Whose Carrying Value Approximates Fair Value

          A financial instrument’s carrying value approximates its fair value when the financial instrument has an immediate or short-term maturity (generally one year or less), or is carried at fair value.

          Quoted market prices or dealer quotes typically are used to estimate fair values of trading securities and securities sold but not yet purchased.

          Commitments to extend credit and letters of credit typically result in loans with a market interest rate when funded. The recorded book value of deferred fee income approximates the fair value.

(b)   Investment Securities

          Quoted market prices typically are used to estimate the fair value of debt investment securities. Quoted market prices for similar securities are used to estimate fair value when a quoted market price is not available for a specific debt investment security. See Note 1(c) on page 42 for the methodologies used to determine the fair value of equity investment securities.

(c)   Loans

          The loan portfolio was segmented based on loan type, credit quality and repricing characteristics. Carrying values are used to estimate fair values of certain variable rate loans with no significant credit concerns and frequent repricing. A discounted cash flow method was used to estimate the fair value of other loans. Discounting was based on the contractual cash flows, and discount rates typically are based on the year-end yield curve plus a spread that reflects pricing on loans with similar characteristics. If applicable, prepayment assumptions are factored into the fair value determination based on historical experience and current economic and lending conditions.

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

(e)   Long-Term Debt

          Quoted market prices or the discounted cash flow method was used to estimate the fair value of the Corporation’s fixed-rate long-term debt. Discounting was based on the contractual cash flows and the current rates at which debt with similar terms could be issued. Carrying value typically is used to estimate the fair value of floating-rate long-term debt.

(f)   Derivative Product Assets and Liabilities

          Quoted market prices or pricing and valuation models were used to estimate the fair value of derivative product assets and liabilities. Assumptions input into models were based on current market information.

NOTE 22 —Related Party Transactions

          Certain executive officers, directors and their related interests are loan customers of the Corporation’s affiliates. The Securities and Exchange Commission (the “Commission”) has determined that, with respect to the Corporation and significant subsidiaries (as defined by the Commission), disclosure of borrowings by directors and executive officers and certain of their related interests should be made if the loans are greater than 5% of stockholders’ equity, in the aggregate. These loans in aggregate were not greater than 5% of stockholders’ equity at December 31, 1999 or 1998.

NOTE 23 —Pledged Assets

          Assets having a book value of $62.7 billion as of December 31, 1999, and $38.2 billion as of December 31, 1998, were pledged as collateral for repurchase agreements, off-balance sheet investment products, and governmental and trust department deposits in accordance with federal and state requirements, and for other purposes required by law. The $24.5 billion increase from the prior year was primarily due to a significant increase in loans pledged by the Corporation to the Federal Reserve in connection with Year 2000 preparedness.

          The Corporation ’s bank affiliates are required to maintain average noninterest-bearing cash balances, in accordance with Federal Reserve Board regulations. The average required reserve balances were $2.9 billion in 1999 and $3.5 billion in 1998.

NOTE 24 —Collateral Policy Related to Certain Asset Transfer Activity

          It is the Corporation’s policy to take possession of securities purchased under agreements to resell. The Corporation monitors the fair value of the underlying securities as compared to the related receivable, including accrued interest, and adjusts the level of collateral as necessary.

           With respect to securities lent, the Corporation receives collateral in the form of cash or other collateral in an amount generally in excess of the fair value of the lent securities. The Corporation monitors the fair value of the securities lent on a daily basis, and additional cash or securities are obtained as necessary.

NOTE 25 —Contingent Liabilities

          The Corporation and certain of its subsidiaries have been named as defendants in various legal proceedings, including certain class actions, arising out of the normal course of their business or operations. In certain of these proceedings, which are based on alleged violations of consumer protection, securities, banking and other laws, substantial money damages are asserted against the Corporation and its subsidiaries. Since the Corporation and certain of its subsidiaries, which are regulated by one or more federal and state regulatory authorities, are the subject of numerous examinations and reviews by such authorities, the Corporation is and will be, from time to time, normally engaged in various disagreements with regulators, related primarily to banking matters. The Corporation has also received certain tax deficiency assessments. Management does not believe that liabilities arising from these matters, if any, will have a material adverse effect on the consolidated financial position, liquidity or results of operations of the Corporation.

NOTE 26 —BANK ONE CORPORATION (Parent Company Only)
Condensed Financial Statements

Condensed Balance Sheet

December 31 (In millions)	1999	1998
Assets
Cash and due from banks
Bank subsidiaries	$ 16	$ 4
Other	—	2
Interest-bearing due from banks
Bank subsidiaries	2,836	1,818
Other	—	10
Investment securities—available for sale	353	72
Loans and receivables—subsidiaries
Bank subsidiaries	7,109	5,720
Nonbank subsidiaries	8,845	6,894
Investment in subsidiaries
Bank subsidiaries	20,148	21,325
Nonbank subsidiaries	4,255	1,723
Other assets	445	474

Total assets	$44,007	$38,042

Liabilities and Stockholders’ Equity
Short-term borrowings
Nonbank subsidiaries	$ 66	$ 106
Other	1,268	1,191
Long-term debt
Nonbank subsidiaries	1,621	1,028
Other	20,118	14,004
Other liabilities	844	1,153

Total liabilities	23,917	17,482
Stockholders’ equity	20,090	20,560

Total liabilities and stockholders’ equity	$44,007	$38,042

BANK ONE CORPORATION (Parent Company Only)
Condensed Income Statement

For the Year (In millions)	1999	1998	1997
Operating Income
Dividends
Bank subsidiaries	$2,367	$4,087	$ 4,243
Nonbank subsidiaries	373	359	491
Interest income
Bank subsidiaries	534	478	209
Nonbank subsidiaries	438	247	244
Other	11	8	44
Management and other fees from affiliates	—	606	589
Other income
Bank subsidiaries	7	—	—
Other	190	26	19

Total	3,920	5,811	5,839
Operating Expense
Interest expense
Nonbank subsidiaries	93	80	85
Other	1,132	863	708
Merger-related charges	287	675	—
Salaries and employee benefits	9	209	230
Professional fees and services	3	76	244
Marketing and development	—	60	92
Other expense	97	373	128

Total	1,621	2,336	1,487
Income Before Income Taxes and Equity in Undistributed
Net Income of Subsidiaries	2,299	3,475	4,352
Applicable income taxes (benefit)	(198)	(284)	(73)

Income Before Equity in Undistributed Net Income of Subsidiaries	2,497	3,759	4,425
Equity in undistributed net income of subsidiaries
Bank subsidiaries	797	(420)	320
Nonbank subsidiaries	185	(231)	(1,785)

Net Income	$3,479	$3,108	$ 2,960

BANK ONE CORPORATION (Parent Company Only)
Condensed Statement of Cash Flows

For the Year (In millions)	1999	1998	1997
Cash Flows from Operating Activities
Net income	$ 3,479	$ 3,108	$ 2,960
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of subsidiaries	(3,722)	(3,965)	(3,199)
Dividends received from subsidiaries	2,740	4,446	4,618
Other noncash adjustments	417	17	(103)

Total adjustments	(565)	498	1,316

Net cash provided by operating activities	2,914	3,606	4,276

Cash Flows from Investing Activities
Net (increase) in loans to subsidiaries	(3,226)	(3,024)	(4,186)
Net (increase) decrease in capital investments in subsidiaries	(1,277)	(1,559)	33
Purchase of investment securities—available for sale	(805)	(38)	(329)
Proceeds from sales and maturities of investment securities—available for sale	729	44	322
Sale of premises and equipment	—	—	(23)
Other, net	(29)	—	(27)

Net cash (used in) investing activities	(4,608)	(4,577)	(4,210)

Cash Flows from Financing Activities
Net increase (decrease) in commercial paper and short-term borrowings	37	443	(1,124)
Proceeds from issuance of long-term debt	9,524	3,387	5,306
Redemption and repayment of long-term debt	(2,843)	(350)	(552)
Dividends paid	(2,420)	(1,322)	(1,380)
Proceeds from issuance of common and treasury stock	61	161	27
Purchase of treasury stock	(1,647)	(375)	(2,789)
Payment for redemption of preferred stock	—	—	(100)
Other financing activities, net	—	—	(60)

Net cash provided by (used in) financing activities	2,712	1,944	(672)

Net Increase (Decrease) in Cash and Cash Equivalents	1,018	973	(606)
Cash and Cash Equivalents at Beginning of Year	1,834	861	1,467

Cash and Cash Equivalents at End of Year	$ 2,852	$ 1,834	$ 861

Other Cash-Flow Disclosures
Interest paid	$ 1,113	$ 923	$ 752
Income tax payment (receipt)	(335)	(50)	122

          In connection with issuances of commercial paper, the Corporation has an agreement providing future credit availability (back-up lines of credit) with non-affiliated banks. The agreements aggregated $300 million at December 31, 1999. The commitment fee paid under these agreements was 0.07%. The back-up lines of credit, together with overnight money market loans, short-term investments and other sources of liquid assets, exceeded the amount of commercial paper issued at December 31, 1999.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors
of BANK ONE CORPORATION:

          We have audited the accompanying consolidated balance sheet of BANK ONE CORPORATION (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of BANK ONE CORPORATION’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BANK ONE CORPORATION and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

/s/ Arthur Andersen LLP
Chicago, Illinois,
January 17, 2000

SELECTED STATISTICAL INFORMATION

BANK ONE CORPORATION and Subsidiaries

Investment Securities

December 31 (In millions)	1999	1998	1997
Available for sale
U.S. Treasury	$ 2,469	$ 4,550	$ 7,920
U.S. government agencies	12,510	10,559	8,644
States and political subdivisions	1,581	2,064	1,955
Retained interest in securitized credit card receivables	20,593	17,370	N/A
Other debt securities	7,306	8,171	4,949
Equity securities	3,453	2,138	1,786

Total available for sale	47,912	44,852	25,254
Held to maturity
States and political subdivisions	—	—	451
All other	—	—	334

Total held to maturity	—	—	785

Total	$47,912	$44,852	$26,039

          N/A—Not applicable.

Maturity of Debt Investment Securities

          As of December 31, 1999, debt investment securities had the following maturity and yield characteristics:

	Due in 1 year or less		Due after 1 year through 5 years		Due after 5 years through 10 years		Due after 10 years		Total
(Dollars in millions)	Book Value	Yield	Book Value	Yield	Book Value	Yield	Book Value	Yield	Book Value	Yield
U.S. Treasury	$ 714	5.14%	$ 1,319	5.23%	$ 174	5.18%	$ 262	5.33%	$ 2,469	5.21%
U.S. government agencies	2,368	5.31	3,945	5.45	1,300	6.05	4,897	6.71	12,510	5.99
States and political subdivisions	215	5.39	678	5.26	295	5.54	393	5.26	1,581	5.33
Other debt securities	21,271	8.86	4,611	7.25	1,623	5.72	394	8.35	27,899	8.40

Total	$24,568	8.38%	$10,553	6.19%	$3,392	5.81%	$5,946	6.66%	$44,459	7.42%

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

	1999
(Dollars in millions)	Reported	Credit Card Securitizations	Managed
Net interest income—tax-equivalent basis	$ 9,142	$ 5,315	$ 14,457
Provision for credit losses	1,249	3,265	4,514
Noninterest income	8,692	(2,050)	6,642
Noninterest expense	11,490	—	11,490
Net income	3,479	—	3,479
Total average loans	156,855	61,747	218,602
Total average earning assets	223,539	45,698	269,237
Total average assets	256,491	45,698	302,189
Net interest margin	4.09%	11.63%	5.37%
Delinquency and charge-off rates:
Credit card delinquencies over 30 days as a percentage of ending credit card loan balances	4.06%	4.60%	4.57%
Credit card delinquencies over 90 days as a percentage of ending credit card loan balances	1.87%	2.15%	2.13%
Net credit card charge-offs as a percentage of average credit card loan balances	4.73%	5.58%	5.49%

	1998
(Dollars in millions)	Reported	Credit Card Securitizations	Managed
Net interest income—tax-equivalent basis	$ 9,469	$ 4,359	$ 13,828
Provision for credit losses	1,408	2,506	3,914
Noninterest income	8,071	(1,852)	6,219
Noninterest expense	11,545	1	11,546
Net income	3,108	—	3,108
Total average loans	154,952	44,904	199,856
Total average earning assets	209,514	39,107	248,621
Total average assets	239,790	39,107	278,897
Net interest margin	4.52%	11.15%	5.56%
Delinquency and charge-off rates:
Credit card delinquencies over 30 days as a percentage of ending credit card loan balances	3.34%	4.64%	4.47%
Credit card delinquencies over 90 days as a percentage of ending credit card loan balances	1.41%	2.06%	1.98%
Net credit card charge-offs as a percentage of average credit card loan balances	5.52%	5.58%	5.57%

Maturity Distribution and Interest Rate Sensitivity of Loans

          The following table shows a distribution of the maturity of loans and, for those loans due after one year, a breakdown between those loans that have floating interest rates and those that have predetermined interest rates. The amounts exclude domestic consumer loans and domestic lease financing receivables.

December 31, 1999 (In millions)	One Year or Less	One to Five Years	Over Five Years	Total
Domestic
Commercial	$21,261	$28,914	$5,486	$55,661
Real estate	9,418	12,194	3,041	24,653

Total domestic	30,679	41,108	8,527	80,314
Foreign	3,599	3,102	366	7,067

Total	$34,278	$44,210	$8,893	$87,381

Loans with floating interest rates		$32,929	$4,705	$37,634
Loans with predetermined interest rates		11,281	4,188	15,469

Total		$44,210	$8,893	$53,103

Loans 90 Days or More Past Due and Still Accruing Interest

          Loans that were 90 or more days past due and still accruing interest totaled $703 million, $769 million, $994 million, $918 million and $628 million at December 31, 1999, 1998, 1997, 1996 and 1995, respectively.

Foreign Outstandings

          The table below presents a breakout of foreign outstandings for the past three years, where such outstandings exceeded 1.0% of total assets. Included in claims are loans, balances with banks, acceptances, securities, equity investments, accrued interest, other monetary assets and current credit exposure on derivative contracts. At year-end 1998, there were no countries for which cross-border and net local country claims exceeded 1.0% of total assets.

(In millions) December 31, 1999	Cross-Border Claims			Net Local Country Claims	Total Cross Border & Net Local Country Claims
	Banks	Governments & Official Institutions	Other
Germany (1)	$2,199	$600	$319	$—	$3,118

December 31, 1997
Japan (2)	4,225	—	386	—	4,611

(1)	At year-end 1999, local country claims were reduced by $129 million of local country liabilities.
(2)	At year-end 1997, local country claims were reduced by $83 million of local country liabilities.

          At December 31, 1999 and 1997, there were no countries for which cross-border and net local country claims totaled between 0.75% and 1.0% of total assets. At December 31, 1998, Germany was the only country for which cross-border and net local country claims totaled between 0.75% and 1.0% of total assets. These outstandings amounted to $2.194 billion.

Deposits

          The following tables show a maturity distribution of domestic time certificates of deposit of $100,000 and over, other domestic time deposits of $100,000 and over, and deposits in foreign offices, predominantly in amounts in excess of $100,000, at December 31, 1999.

Domestic Time Certificates of Deposit of $100,000 and Over

(Dollars in millions)	Amount	Percent
Three months or less	$ 6,699	49%
Over three months to six months	1,295	10
Over six months to twelve months	3,161	23
Over twelve months	2,391	18

Total	$13,546	100%

Domestic Other Time Deposits of $100,000 and Over

(Dollars in millions)	Amount	Percent
Three months or less	$351	70%
Over three months to six months	10	2
Over six months to twelve months	108	21
Over twelve months	37	7

Total	$506	100%

Foreign Offices

(Dollars in millions)	Amount	Percent
Three months or less	$28,440	96%
Over three months to six months	595	2
Over six months to twelve months	694	2
Over twelve months	43	—

Total	$29,772	100%

Short-Term Borrowings

          Borrowings with original maturities of one year or less are classified as short-term. The following is a summary of short-term borrowings for each of the three years ended December 31:

(Dollars in millions)	1999	1998	1997
Federal funds purchased
Outstanding at year-end	$ 5,483	$12,112	$ 8,361
Weighted-average rate at year-end.	4.54%	4.65%	6.08%
Daily average outstanding for the year	$ 7,060	$ 9,262	$ 8,819
Weighted-average rate for the year	4.96%	5.24%	5.50%
Highest outstanding at any month-end	$ 8,806	$12,112	$ 9,317

Securities under repurchase agreements
Outstanding at year-end	$13,237	$11,052	$11,985
Weighted-average rate at year-end	4.08%	4.43%	5.48%
Daily average outstanding for the year	$12,651	$12,423	$11,611
Weighted-average rate for the year	4.62%	4.87%	5.07%
Highest outstanding at any month-end	$16,102	$15,676	$13,539

Bank notes
Outstanding at year-end	$12,707	$10,321	$ 7,361
Weighted-average rate at year-end	5.60%	5.22%	5.80%
Daily average outstanding for the year	$11,112	$ 8,175	$ 8,711
Weighted-average rate for the year	5.57%	5.52%	5.84%
Highest outstanding at any month-end	$12,947	$10,321	$ 9,877

Commercial paper
Outstanding at year-end	$ 3,184	$ 2,113	$ 1,506
Weighted-average rate at year-end	6.09%	4.54%	5.83%
Daily average outstanding for the year	$ 3,006	$ 1,882	$ 2,415
Weighted-average rate for the year	5.23%	5.58%	5.56%
Highest outstanding at any month-end	$ 3,595	$ 2,491	$ 2,937

Other short-term borrowings
Outstanding at year-end	$ 5,320	$ 4,503	$ 3,939
Weighted-average rate at year-end	4.46%	4.51%	4.71%
Daily average outstanding for the year	$ 3,739	$ 3,733	$ 3,003
Weighted-average rate for the year	4.98%	4.86%	4.77%
Highest outstanding at any month-end	$ 5,475	$ 7,202	$ 4,804

Total short-term borrowings
Outstanding at year-end	$39,931	$40,101	$33,152
Weighted-average rate at year-end	4.86%	4.73%	5.63%
Daily average outstanding for the year	$37,568	$35,475	$34,559
Weighted-average rate for the year	5.00%	5.15%	5.38%

	1999	1998	1997	1996	1995
Common Stock and Stockholder Data (1)(2)
Market price
High for the year	$63.13	$64.78	$54.37	$43.53	$33.16
Low for the year	29.98	37.58	35.57	28.41	20.77
At year-end	32.00	51.06	49.37	39.09	31.10
Book value (at year-end)	17.34	17.31	16.03	16.64	15.28
Dividend payout ratio	57%	58%	61%	38%	40%

(1)	There were 119,152 common stockholders of record as of December 31, 1999.
(2)	The principal market for the Corporation’s common stock is the New York Stock Exchange. The Corporation’s common stock also is listed on the Chicago Stock Exchange.

Financial Ratios	1999		1998		1997		1996		1995
Net income as a percentage of:
Average stockholders’ equity	17.0%		15.8%		15.6%		17.1%		15.3%
Average common stockholders’ equity	17.2		15.9		16.0		17.8		16.1
Average total assets	1.4		1.3		1.3		1.4		1.2
Average earning assets	1.6		1.5		1.5		1.6		1.4
Stockholders’ equity at year-end as a percentage of:
Total assets at year-end	7.5		7.9		8.0		8.6		7.9
Total loans at year-end	12.3		13.2		11.9		12.7		13.1
Total deposits at year-end	12.4		12.7		12.4		13.4		12.5
Average stockholders’ equity as a percentage of:
Average assets	8.0		8.2		8.2		8.4		7.8
Average loans	13.0		12.7		12.2		12.9		13.4
Average deposits	13.2		13.1		12.9		13.2		12.3
Income to fixed charges:
Excluding interest on deposits	2.3	x	2.3	x	2.4	x	2.6	x	2.2	x
Including interest on deposits	1.6	x	1.5	x	1.5	x	1.6	x	1.5	x

Quarterly Financial Data

(In millions, except ratios and per share data)	1999				1998
	Fourth	Third	Second	First	Fourth	Third	Second	First
Income and Expense:
Net interest income—tax- equivalent basis	$2,221	$2,271	$2,341	$2,309	$2,368	$2,402	$2,379	$2,320
Provision for credit losses	416	277	275	281	272	345	400	391
Noninterest income	1,782	2,098	2,222	2,590	2,068	1,999	2,088	1,916
Merger-related and restructuring charges	189	56	145	164	935	—	127	—
Operating expense	2,841	2,657	2,661	2,777	2,921	2,539	2,592	2,431
Net income	411	925	992	1,151	226	1,054	895	933

Per Common Share Data:
Net income, basic	$ 0.36	$ 0.79	$ 0.84	$ 0.97	$ 0.19	$ 0.90	$ 0.76	$ 0.80
Net income, diluted	0.36	0.79	0.83	0.96	0.19	0.89	0.75	0.78
Cash dividends declared	0.42	0.42	0.42	0.42	0.38	0.38	0.38	0.38
Book value	17.34	17.32	17.73	17.68	17.31	17.37	16.72	16.26

Balance Sheet:
Loans:
Managed	$229,196	$222,117	$218,795	$213,814	$216,391	$203,443	$200,726	$197,067
Reported	163,877	158,143	157,464	154,850	155,398	154,057	160,023	158,387
Deposits	162,278	156,900	156,454	153,699	161,542	148,924	154,507	153,817
Long-term debt(1)	35,435	34,735	27,728	24,988	22,298	22,141	22,248	22,289
Total assets	269,425	264,135	256,033	250,402	261,496	238,658	244,178	240,560
Common stockholders’ equity	19,900	19,860	20,860	20,870	20,370	20,428	19,575	18,945
Total stockholders’ equity	20,090	20,050	21,050	21,060	20,560	20,618	19,765	19,235

Performance Ratios:
Return on assets	0.62%	1.44%	1.57%	1.85%	0.37%	1.77%	1.49%	1.59%
Return on common equity	8.2	18.2	19.1	22.9	4.4	20.7	18.6	20.3
Net interest margin:
Managed	4.98	5.32	5.55	5.66	5.67	5.63	5.42	5.51
Reported	3.79	4.04	4.26	4.30	4.40	4.61	4.53	4.54

Efficiency ratio:
Managed	62.1%	52.1%	52.3%	52.1%	75.4%	50.8%	53.4%	50.2%
Reported	75.7	62.1	61.5	60.0	86.9	57.7	60.9	57.4

Equity Ratios:
Regulatory leverage ratio	7.7%	7.9%	8.1%	8.0%	8.0%	8.5%	8.0%	7.9%
Risk-based capital:
Tier 1 ratio	7.7	7.7	8.1	8.2	7.9	8.6	8.3	8.3
Total capital ratio	10.7	10.8	11.4	11.7	11.3	12.4	12.3	12.5

Credit Quality:
Net charge-offs to average loans	0.95%	0.68%	0.71%	0.73%	0.80%	0.89%	1.12%	1.05%
Ending allowance to loans	1.39	1.42	1.43	1.47	1.46	1.79	1.72	1.76
Nonperforming assets to related assets	0.71	0.72	0.72	0.74	0.53	0.52	0.44	0.50

Common Stock Data:
Average shares outstanding, basic	1,147	1,167	1,180	1,178	1,175	1,172	1,169	1,165
Average shares outstanding, diluted	1,154	1,177	1,195	1,193	1,188	1,188	1,189	1,191
Stock price:
High	$39.56	$60.88	$63.13	$57.75	$55.00	$61.50	$65.63	$63.94
Low	29.98	34.31	53.75	47.50	36.06	37.75	54.94	44.66
Close	32.00	34.81	59.56	55.06	51.06	42.44	55.81	63.25

(1)	Includes trust preferred capital securities.

Average Balances/Net Interest Margin/Rates

BANK ONE CORPORATION and Subsidiaries

	Year Ended December 31
(Income and rates on tax-equivalent basis)	1999			1998
(Dollars in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Short-term investments	$ 13,976	$ 678	4.85%	$ 14,632	$ 754	5.15%
Trading assets	6,128	429	7.00	6,203	366	5.90
Investment securities (1)
U.S. government and federal agencies	15,228	1,008	6.62	16,683	1,102	6.61
States and political subdivisions	1,835	135	7.36	2,211	176	7.96
Other (2)	29,517	2,072	7.02	14,833	1,101	7.42

Total investment securities	46,580	3,215	6.90	33,727	2,379	7.05
Loans (3)
Commercial	90,182	6,812	7.55	82,118	6,382	7.77
Consumer	59,440	5,142	8.65	57,206	5,360	9.37
Credit card	7,233	1,139	15.75	15,628	2,405	15.39

Total loans	156,855	13,093	8.35	154,952	14,147	9.13
Total earning assets (4)	223,539	17,415	7.79	209,514	17,646	8.42
Allowance for credit losses	(2,290)			(2,731)
Other assets	35,242			33,007

Total assets	$256,491			$239,790

Deposits —interest-bearing
Savings	$ 19,866	$ 310	1.56%	$ 20,710	$ 470	2.27%
Money market	44,730	1,445	3.23	39,115	1,458	3.73
Time	35,202	1,784	5.07	38,211	2,066	5.41
Foreign offices (5)	24,157	1,112	4.60	18,489	949	5.13

Total deposits —interest-bearing	123,955	4,651	3.75	116,525	4,943	4.24
Federal funds purchased and securities under repurchase agreements	19,711	935	4.74	21,685	1,090	5.03
Other short-term borrowings	17,857	942	5.28	13,790	737	5.34
Long-term debt (6)	29,367	1,745	5.94	22,089	1,407	6.37

Total interest-bearing liabilities	190,890	8,273	4.33	174,089	8,177	4.70
Demand deposits	31,229			33,647
Other liabilities	13,918			12,323
Preferred stock	190			223
Common stockholders’ equity	20,264			19,508

Total liabilities and stockholders’ equity	$256,491			$239,790

Interest income/earning assets		$17,415	7.79%		$17,646	8.42%
Interest expense/earning assets		8,273	3.70		8,177	3.90

Net interest margin		$ 9,142	4.09%		$ 9,469	4.52%

(1)
The combined amounts for investment securities available for sale and held to maturity are based on their respective carrying values. Based on the amortized cost of investment securities available for sale, the combined average balance for 1999, 1998, 1997, 1996 and 1995 would be $46.612 billion, $33.415 billion, $26.246 billion, $28.613 billion and $32.841 billion, respectively, and the average earned rate in 1999, 1998, 1997, 1996 and 1995 would be 6.90%, 7.12%, 6.63%, 6.73% and 6.72%, respectively.

(2)
The Corporation’s undivided interest in securitized credit card receivables was reclassified from loans to investment securities during 1998. Such amounts averaged $16,048 million for 1999 and $5,798 million for 1998.

(3)	Nonperforming loans are included in average balances used to determine rates.
(4)	Includes tax-equivalent adjustments based on federal income tax rate of 35%.
(5)	Includes international banking facilities’ deposit balances in domestic offices and balances of Edge Act and overseas offices.
(6)	Includes trust preferred capital securities.

Year Ended December 31
1997			1996			1995
Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
$ 14,412	$ 801	5.56%	$ 18,040	$ 1,010	5.60%	$ 26,737	$ 1,608	6.01%
5,616	331	5.89	7,366	425	5.77	7,643	505	6.61

18,851	1,273	6.75	20,562	1,451	7.06	24,520	1,635	6.67
2,648	220	8.31	3,191	224	7.02	3,162	317	10.03
4,881	246	5.04	5,006	252	5.03	5,081	254	5.00

26,380	1,739	6.59	28,759	1,927	6.70	32,763	2,206	6.73

76,636	6,108	7.97	71,376	5,691	7.97	64,876	5,346	8.24
56,410	5,324	9.44	51,792	4,811	9.29	48,156	4,432	9.20
22,880	3,400	14.86	22,926	3,371	14.70	17,582	2,419	13.76

155,926	14,832	9.51	146,094	13,873	9.50	130,614	12,197	9.34
202,334	17,703	8.75	200,259	17,235	8.60	197,757	16,516	8.35
(2,751)			(2,577)			(2,241)
30,299			27,946			28,591

$229,882			$225,628			$224,107

$22,408	$ 519	2.32%	$ 21,346	$ 491	2.30%	$ 28,861	$ 724	2.51%
34,565	1,302	3.77	33,763	1,194	3.54	22,926	934	4.07
41,894	2,315	5.53	43,169	2,355	5.46	45,015	2,567	5.70
16,476	855	5.19	15,772	817	5.18	17,248	993	5.76

115,343	4,991	4.33	114,050	4,857	4.26	114,050	5,218	4.58
20,430	1,073	5.25	23,971	1,267	5.29	27,936	1,671	5.98
14,129	786	5.56	15,244	799	5.24	13,228	753	5.69
18,945	1,234	6.51	13,277	895	6.74	11,637	832	7.15

168,847	8,084	4.79	166,542	7,818	4.69	166,851	8,474	5.08
31,199			29,279			27,817
10,889			10,907			11,972
487			757			880
18,460			18,143			16,587

$229,882			$225,628			$224,107

	$17,703	8.75%		$17,235	8.60%		$16,516	8.35%
	8,084	4.00		7,818	3.90		8,474	4.28

	$ 9,619	4.75%		$ 9,417	4.70%		$ 8,042	4.07%

Analysis of Changes in Net Interest Income

          The following table shows the approximate effect on net interest income of volume and rate changes for 1999 and 1998. For purposes of this table, changes that are not due solely to volume or rate changes are allocated to volume.

	1999 over 1998			1998 over 1997
Year Ended December 31 (In millions)	Volume	Rate	Total	Volume	Rate	Total
Increase (decrease) in interest income
Short-term investments	$ (32)	$ (44)	$ (76)	$ 11	$ (58)	$ (47)
Trading assets	(5)	68	63	35	—	35
Investment securities
U.S. government and federal agency	(96)	2	(94)	(144)	(27)	(171)
States and political subdivisions	(28)	(13)	(41)	(35)	(9)	(44)
Other	1,030	(59)	971	694	161	855
Loans
Commercial	609	(179)	430	423	(149)	274
Consumer	193	(411)	(218)	74	(38)	36
Credit card	(1,322)	56	(1,266)	(1,112)	117	(995)

Total			(231)			(57)
Increase (decrease) in interest expense
Deposits
Savings	(13)	(147)	(160)	(39)	(10)	(49)
Money market	181	(194)	(13)	169	(13)	156
Time	(152)	(130)	(282)	(200)	(49)	(249)
Foreign offices	261	(98)	163	103	(9)	94
Federal funds purchased and securities under repurchase agreements	(94)	(61)	(155)	62	(45)	17
Other short-term borrowings	215	(10)	205	(19)	(30)	(49)
Long-term debt	432	(94)	338	200	(27)	173

Total			96			93

Increase (decrease) in net interest income			$ (327)			$(150)

PART I

Item 1. Business

DESCRIPTION OF BUSINESS

GENERAL

          BANK ONE CORPORATION (the “Corporation”) is a multibank holding company registered under the Bank Holding Company Act of 1956 (the “BHC Act”), and is headquartered in Chicago, Illinois. The Corporation was incorporated in Delaware on April 9, 1998, to effect the merger (the “Merger”) of BANC ONE CORPORATION (“Banc One”), an Ohio corporation and registered bank holding company, and First Chicago NBD Corporation (“FCN”), a Delaware corporation and registered bank holding company. The Merger became effective on October 2, 1998.

          Through its bank subsidiaries (collectively, the “Banks”), the Corporation provides domestic retail banking, finance and credit card services; worldwide commercial banking services; and trust and investment management services. The Corporation operates banking offices in Arizona, Colorado, Florida, Illinois, Indiana, Kentucky, Louisiana, Michigan, Ohio, Oklahoma, Texas, Utah, West Virginia and Wisconsin. The Corporation also owns nonbank subsidiaries that engage in businesses related to banking and finance, including credit card and merchant processing, consumer and education finance, mortgage lending and servicing, insurance, venture capital, investment and merchant banking, trust, brokerage, investment management, leasing, community development and data processing.

          Like its predecessors, the Corporation continually evaluates its business operations and organizational structures, and routinely explores opportunities to (i) acquire financial institutions and other financial services-related businesses or assets, and (ii) enter into strategic alliances to expand the scope of its services and its customer base. When consistent with its overall business strategy, the Corporation also will sell assets or exit certain businesses or markets. In 1999, the Corporation undertook several initiatives to combine operations under a single identity. In May, the Corporation introduced the Bank One name at former FCN locations in Michigan and Florida. The Corporation integrated former FCN Indiana branches with Banc One banking centers in June. In September, substantially all Chicago metropolitan-area banking operations were integrated under the Bank One name.

LINES OF BUSINESS

          The Corporation engages primarily in four lines of business—Commercial Banking, Credit Card, Retail Banking and Investment Management —as well as proprietary investment activities.

Commercial Banking

          Commercial Banking provides a broad range of corporate financial products to large and mid-sized corporations, financial institutions, governmental entities and nonprofit organizations. The Corporation is one of the leading commercial banking organizations in the United States, ranking as the number-one commercial and middle market bank in the Midwest, and the number-three commercial bank in the United States.

          One of the Corporation’s subsidiaries, Banc One Capital Markets, Inc., is a primary government bond dealer and is principally responsible for syndicating bank loans and for activities in the following types of securities: corporate, asset-backed, municipal and United States government agency securities. Activities include trading, sales, underwriting, research, and maintaining an active secondary market with national sales distribution.

          Through a number of its subsidiaries, the Corporation also develops, markets and delivers cash management, operating, clearing and other noncredit products and services, both overseas and domestically. These include money transfer, collection, disbursement, documentary, remittance, trade finance, real estate, mortgage specialized and lease financing services, and international securities clearing services.

           Commercial Banking’s customers include companies that have greater than $5 million in annual sales and are located in various geographic segments throughout the United States and the world. Commercial Banking specializes in creating custom banking solutions to meet the unique financial needs of companies within the financial services, health care, retailing, communications, energy and utilities, and auto industries.

          Commercial Banking increasingly serves companies through its international product delivery system, which provides them the tools they need to prosper in global markets. This global approach to relationship management and customer service relies on a network of offices, branches, subsidiaries, affiliates and representative offices across the United States and in 10 other countries.

          In addition, the Corporate Investments Group engages in proprietary investment activities through certain nonbank subsidiaries. These noncustomer-oriented activities include growth, tax-oriented and value investing. Growth equity investments include various forms of equity funding for acquisitions, management buyouts, growing businesses and small business ventures. Tax-oriented investment activities include investing in and advising on leases for commercial aircraft, and major industrial and power production facilities and equipment. Investments also are made in alternative energy programs and affordable housing projects qualifying for tax credits under federal tax laws. Value-oriented investments include positions in value investment markets, such as loans, trade claims and securities of distressed companies. Such activities also include investing in securities of companies whose debt trades below full face value of the claim, below-investment-grade tranches of commercial mortgage-backed securities, asset-backed securities, subordinated debt and other securities.

Credit Card

          The Corporation ’s Credit Card operations extend nationwide and to Canada and the United Kingdom. A member of both the Visa® and MasterCard® associations, the Corporation issues credit cards primarily through its subsidiary, First USA Bank, National Association (“First USA”). At December 31, 1999, Credit Card had more than 64 million cardmembers and managed credit card receivables of approximately $69.4 billion.

          WingspanBank.com is the interactive banking and financial management website launched by the Corporation in June 1999. WingspanBank.com provides consumers with a wide range of financial products and services, including traditional banking, investment and financial planning services, and objective search tools.

Retail Banking

          Retail Banking provides a comprehensive suite of financial products and services to individuals and small business customers, primarily in 14 states. The Corporation holds a number-one or number-two market share in nearly 70% of the markets in which it maintains a physical presence. The Retail Group has three components: 1) Customer Segments—including mass market, premier and business; 2) Distribution Channels—five distinct channels, including more than 1,800 banking centers, dedicated relationship managers, more than 7,000 automated teller machines (“ATMs”), 24-hour telephone banking centers, and an online financial supersite (www.bankone.com); and 3) Product Groups—including depository, loan and related financial products. The recent inclusion of indirect auto lending and consumer lending into Retail Banking creates the equivalent of a full-service retail bank with opportunities to deliver integrated solutions across a wide range of consumer activities. The newly defined Retail Group is the third-largest retail banking distribution system in the country, the third-largest lender to small businesses, the third-largest bank lender of home equity products and the fifth-largest indirect auto lender. In addition, THE ONE Card SM , issued through Retail Banking, is one of the country’s leading debit cards for individuals.

Investment Management

          The Investment Management Group provides investment, insurance, trust and private banking services to individuals and institutions. The Group also provides investment-related services, including retirement and custody services, securities lending and corporate trust. Banc One Investment Advisors Corporation ( “Banc One Investment Advisors”), the Investment Management Group’s registered investment advisory arm, ranks among the nation ’s top 30 asset managers, with approximately $130 billion in assets under management. In addition, Banc One Investment Advisors manages the One Group® Mutual Funds, the 25th-largest mutual fund complex in the country and the fourth-largest bank-owned mutual fund family, with more than $64 billion in assets under management.

RISK MANAGEMENT GOVERNANCE

          The Corporation ’s risk management processes are governed by a decision-making hierarchy that elevates key strategic and policy decisions to higher authorities. The highest decision-making committee within the hierarchy (excluding committees of the Board of Directors) is the Executive Risk Management Committee, which determines the Corporation’s risk/return profiles. This committee includes, among others, the President, the Vice Chairman, the Chief Risk Management Officer and the Chief Financial Officer.

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

EMPLOYEES

          As of December 31, 1999, the Corporation and its subsidiaries had 86,198 employees on a full-time equivalent basis.

COMPETITION

          The Corporation and its subsidiaries face active competition in all of their principal activities, not only from commercial banks, but also from savings and loan associations, credit unions, finance companies, mortgage companies, leasing companies, insurance companies, mutual funds, securities brokers and dealers, other domestic and foreign financial institutions, and various nonfinancial institutions. The Gramm-Leach-Bliley Act of 1999 likely will intensify competition. Additional discussion of this legislation is included in the “Supervision and Regulation ” section beginning on page 88.

MONETARY POLICY AND ECONOMIC CONTROLS

          The earnings of the Banks, and therefore the earnings of the Corporation, are affected by the policies of regulatory authorities, including the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). An important function of the Federal Reserve Board is to promote orderly economic growth by influencing interest rates and the supply of money and credit. Among the methods that have been used to achieve this objective are open market operations in United States government securities, changes in the discount rate for member bank borrowings and changes in reserve requirements against bank deposits. These methods are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, interest rates on loans and securities, and rates paid for deposits.

          The Federal Reserve Board’s monetary policies strongly influence the behavior of interest rates and can have a significant effect on the operating results of commercial banks. Robust economic growth and the restoration of more stability in global financial markets contributed to the decision of the Federal Reserve Board to increase short-term interest rates in 1999.

          The effects of the various Federal Reserve Board policies on the future business and earnings of the Corporation cannot be predicted. Other economic controls also have affected the Corporation ’s operations in the past. The Corporation cannot predict the nature or extent of any effects that possible future governmental controls or legislation might have on its business and earnings.

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

GENERAL

          As a bank holding company, the Corporation is subject to regulation under the BHC Act, and to inspection, examination and supervision by the Federal Reserve Board. Under the BHC Act, bank holding companies (except those that have become “financial holding companies” as described below) generally may not own or control more than 5% of the voting shares or substantially all the assets of any company, including a bank, without the Federal Reserve Board’s prior approval. In addition, bank holding companies (except those that have become “financial holding companies”) generally may engage, directly or indirectly, only in banking and such other activities as are determined by the Federal Reserve Board to be closely related to banking.

          Various governmental requirements, including Sections 23A and 23B of the Federal Reserve Act, limit borrowing by the Corporation and its nonbank subsidiaries from the Banks. These requirements also limit various other transactions between the Corporation and its nonbank subsidiaries, on the one hand, and the Banks, on the other. For example, Section 23A limits to no more than 10% of any bank’s total capital the aggregate outstanding amount of the bank’s loans and other “covered transactions ” with any particular nonbank affiliate, and limits to no more than 20% of its total capital the aggregate outstanding amount of any bank’s covered transactions with all of its nonbank affiliates. Section 23A also generally requires that a bank’s loans to its nonbank affiliates be secured, and Section 23B generally requires that a bank’s transactions with its nonbank affiliates be on arm’s-length terms.

          Most of the Banks are national banking associations and, as such, are subject to regulation primarily by the Office of the Comptroller of the Currency (“OCC”) and, secondarily, by the Federal Deposit Insurance Corporation (“FDIC”) and the Federal Reserve Board. The Corporation’s state-chartered Banks are subject to regulation by the Federal Reserve Board and the FDIC and, in addition, by their respective state banking departments. The Banks’ operations in other countries are subject to various restrictions imposed by the laws of those countries.

GRAMM -LEACH -BLILEY ACT OF 1999

          The Gramm-Leach-Bliley Act of 1999 (the “GLB Act”) eliminates many legal barriers between banks and bank holding companies, on the one hand, and securities firms, insurance companies and other financial services providers, on the other. Among other things, the GLB Act repealed certain Glass-Steagall Act restrictions on affiliations between banks and securities firms, and amended the BHC Act to permit bank holding companies that qualify as “financial holding companies” (“FHCs”) to engage in activities, and acquire companies engaged in activities, that are (a) financial in nature; (b) incidental to financial activities; or (c) complementary to financial activities if the Federal Reserve Board determines that they pose no substantial risk to the safety or soundness of depository institutions or the financial system in general. The GLB Act treats various lending; insurance underwriting; insurance company portfolio investment; financial advisory; securities underwriting, dealing and market-making; and merchant banking activities as financial in nature for this purpose. The Federal Reserve Board, in consultation with the Secretary of the Treasury, may add to this list. The GLB Act not only permits bank holding companies to acquire securities and insurance firms, but also allows such firms to acquire banks and bank holding companies.

          A bank holding company may become an FHC only if (a) all of its depository institution subsidiaries are well capitalized, (b) all of its depository institution subsidiaries are well managed, and (c) the bank holding company has filed with the Federal Reserve Board a declaration that the company elects to be an FHC. In addition, a bank holding company generally may not commence any new activity or acquire any additional company as an FHC if any of its depository institution subsidiaries has received a rating of less than “satisfactory” in its most recent examination under the Community Reinvestment Act of 1977 ( “CRA”).

          The GLB Act generally permits national banks to engage through special financial subsidiaries in the financial and other incidental activities authorized for FHCs by the Act. However, such financial subsidiaries may not engage in insurance or annuity underwriting, insurance company portfolio investments, real estate investment and development or, at least for the first five years after the GLB Act’s enactment, merchant banking. Also, the national bank in question and all its depository institution affiliates must be well capitalized, well managed and have satisfactory CRA ratings, and there are limits on such a bank’s investments in such subsidiaries. With certain limited exceptions, a national bank’s dealings with its financial subsidiaries are subject to Sections 23A and 23B of the Federal Reserve Act. The Corporation has not yet determined whether or when it may elect to become an FHC or to establish a financial subsidiary.

          The GLB Act also imposes new restrictions on financial institutions’ transfer and use of nonpublic personal information about their customers. Among other things, it directs the federal banking agencies to develop new regulations for this purpose; gives customers the right to “opt out” of having their nonpublic personal information shared with nonaffiliated third parties; bars financial institutions from disclosing customer account numbers or other such access codes to nonaffiliated third parties for direct marketing purposes; and requires annual disclosure by financial institutions of their policies and procedures for protecting customers’ nonpublic personal information.

LIABILITY FOR BANK SUBSIDIARIES

          The Federal Reserve Board has adopted a policy stating that a bank holding company is expected to act as a source of financial and managerial strength to each of its subsidiary banks and to maintain resources adequate to support each such subsidiary bank. This support may be required at times when the Corporation may not have the resources to provide it. In addition, Section 55 of the National Bank Act permits the OCC to order the pro rata assessment of shareholders of a national bank whose capital has become impaired. If a shareholder fails within three months to pay such an assessment, the OCC can order the sale of the shareholder’s stock to cover the deficiency. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank would be assumed by the bankruptcy trustee and entitled to priority of payment.

          Under the terms of the Federal Deposit Insurance Act, the FDIC can hold any FDIC-insured depository institution liable for any loss the FDIC incurs, or reasonably expects to incur, in connection with (a) the “default” of any commonly controlled FDIC-insured depository institution or (b) any assistance provided by the FDIC to any commonly controlled depository institution that is “in danger of default.” An institution is deemed in “default,” for this purpose, if it is placed in conservatorship or receivership, and “in danger of default ” if a “default” is likely to occur absent regulatory assistance. All of the Banks are FDIC-insured depository institutions.

CAPITAL REQUIREMENTS

          The Corporation is subject to capital requirements and guidelines imposed on bank holding companies by the Federal Reserve Board. The OCC, the FDIC and the Federal Reserve Board impose similar requirements and guidelines on the Banks within their respective jurisdictions. These capital requirements establish higher capital standards for banks and bank holding companies that assume greater risks. For this purpose, a bank holding company’s or bank’s assets and certain specified off-balance sheet commitments are assigned to four risk categories, each weighted differently based on the level of credit risk that is ascribed to such assets or commitments. A bank holding company’s or bank’s total capital, in turn, is divided into three tiers: core (“Tier 1”) capital, which includes common equity, certain qualifying cumulative and noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries; supplementary (“Tier 2”) capital, which includes perpetual preferred stock and related surplus not meeting the Tier 1 definition, hybrid capital instruments, perpetual debt and mandatory convertible securities, subordinated debt, intermediate-term preferred stock, and allowances for loan and lease losses; and market risk (“Tier 3”) capital, which includes qualifying unsecured subordinated debt. Goodwill, certain identifiable intangible assets, and certain other assets must be deducted in calculating the sum of the core capital elements.

          The Corporation, like other bank holding companies, is required to maintain Tier 1 and total capital (the sum of Tier 1, Tier 2 and Tier 3 capital) equal to at least 4% and 8% of its total risk-weighted assets, respectively. At December 31, 1999, the Corporation met both requirements, with Tier 1 and total capital equal to 7.7% and 10.7% of its total risk-weighted assets, respectively. Each of the Banks was in compliance with its applicable minimum capital requirement at December 31, 1999.

          The Federal Reserve Board, the FDIC and the OCC have adopted rules to incorporate market and interest-rate risk components into their risk-based capital standards. Under these market risk requirements, capital is allocated to support the amount of market risk related to a financial institution’s ongoing trading activities.

          The Federal Reserve Board also requires bank holding companies to maintain a minimum “leverage ratio” (Tier 1 capital to adjusted average assets). The guidelines provide for a minimum leverage ratio of 3% for bank holding companies that have the highest regulatory rating or have implemented the risk-based capital measures for market risk, or 4% for holding companies that do not meet either of these requirements. Each of the Banks is subject to similar requirements adopted by the applicable federal regulatory agency. At December 31, 1999, the Corporation ’s leverage ratio was 7.7%. Each of the Banks was in compliance with its applicable leverage ratio requirement as of December 31, 1999.

          Each federal banking regulator may set capital requirements higher than the minimums noted above for holding companies or institutions whose circumstances warrant it. For example, institutions experiencing or anticipating significant growth may be expected to maintain capital ratios, including tangible capital positions, well above the minimum levels. Furthermore, the Federal Reserve Board has indicated that it will consider a “tangible Tier 1 capital leverage ratio” (deducting all intangibles) and other measures of capital strength in evaluating proposals for expansion or new activities. No federal banking regulator has, however, imposed any such special capital requirement on the Corporation or the Banks.

          Failure to meet capital requirements could subject a bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business, which are described below.

          The Federal Deposit Insurance Corporation Improvement Act of 1991 ( “FDICIA”), among other things, identifies five capital categories for insured depository institutions (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized), and requires the respective federal bank regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements, based on these categories. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions depending on the category in which an institution is classified. Some of the consequences of a bank’s failure to be well capitalized are described in this discussion. Failure to meet the capital guidelines could also subject a depository institution to capital raising requirements. An “undercapitalized” depository institution must develop a capital restoration plan, and its parent holding company must guarantee that bank’s compliance with the plan. The liability of the parent holding company under any such guarantee is limited to the lesser of 5% of the depository institution’s assets at the time it became “undercapitalized” or the amount needed to comply with the plan. Furthermore, in the event of the bankruptcy of the parent holding company, such guarantee would take priority over the parent’s general unsecured creditors. In addition, FDICIA requires the federal bank regulatory agencies to prescribe certain non-capital standards for safety and soundness relating generally to operations and management, asset quality and executive compensation, and it permits regulatory action against a financial institution that does not meet such standards.

          As of December 31, 1999, each Bank was “well capitalized,” based on the “prompt corrective action” ratios and guidelines described above. It should be noted, however, that a Bank’s capital category is determined solely for the purpose of applying the federal banking agencies’ “prompt corrective action” regulations; the capital category may not constitute an accurate representation of the Bank’s overall financial condition or prospects.

DIVIDEND RESTRICTIONS

          Various provisions of federal and state law limit the amount of dividends the Banks can pay to the Corporation without regulatory approval. For example, approval generally is required for any national bank, or any state-chartered bank that is a member of the Federal Reserve System, to pay any dividend that would cause the bank’s total dividends paid during any calendar year to exceed the sum of the bank’s net income during such calendar year plus the bank’s retained net income for the prior two calendar years. Such a bank also generally may not pay any dividend exceeding its undivided profits then on hand without regulatory approval. At January 1, 2000, $2.5 billion of total stockholders’ equity of the Banks was available for payment of dividends to the Corporation without approval by the applicable regulatory authority.

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

DEPOSIT INSURANCE ASSESSMENTS

          The domestic deposits of each Bank are insured up to regulatory limits by the FDIC and, accordingly, are subject to deposit assessments to maintain the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”) administered by the FDIC. The FDIC has adopted regulations establishing a permanent risk-related deposit insurance assessment system. Under this system, the FDIC places each insured institution in one of nine risk categories based on (a) the institution’s capitalization and (b) supervisory evaluations provided to the FDIC by the institution’s primary federal regulator. Each insured institution’s deposit insurance assessment rate is then determined by the risk category in which it is classified.

          For the current assessment period, the annual insurance premiums on both BIF- and SAIF-assessable deposits vary from $0.00 per $100 of deposits, for institutions classified in the highest capital and supervisory evaluation categories, to $0.27 per $100 of deposits, for institutions classified in the lowest capital and supervisory evaluation categories. The Banks held approximately $10.3 billion of SAIF-assessable deposits as of December 31, 1999; the remainder of the Banks’ domestic deposits are BIF-assessable.

          The Deposit Insurance Funds Act of 1996 provides for additional assessments on BIF- and SAIF-assessable deposits to pay for the cost of Financing Corporation (“FICO”) funding. For the first quarter of 2000, the FDIC’s annual FICO assessment rates were $0.0212 per $100 of deposits for both BIF- and SAIF-assessable deposits. FICO assessments do not vary depending upon a depository institution’s capitalization or supervisory evaluations.

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

BROKERED DEPOSITS

          Under FDIC regulations, no FDIC-insured depository institution can accept brokered deposits unless it (a) is well capitalized, or (b) is adequately capitalized and receives a waiver from the FDIC. In addition, these regulations prohibit any depository institution that is not well capitalized from (i) paying an interest rate on deposits that is more than 75 basis points over certain prevailing market rates, or (ii) offering “pass through ” deposit insurance on certain employee benefit plan accounts unless it provides certain notice to affected depositors.

INTERSTATE BANKING

          Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Riegle-Neal”), subject to certain concentration limits and other requirements, (a) bank holding companies such as the Corporation are permitted to acquire banks and bank holding companies located in any state; (b) any bank that is a subsidiary of a bank holding company is permitted to receive deposits, renew time deposits, close loans, service loans and receive loan payments as an agent for any other bank subsidiary of the holding company, and (c) banks are permitted to acquire branch offices outside their home states by merging with out-of-state banks, purchasing branches in other states, and establishing de novo branch offices in other states —provided that, in the case of any such purchase or de novo branch, the host state has adopted legislation “opting in ” to those provisions of Riegle-Neal; and, provided that, in the case of a merger with a bank located in another state, neither of the two states involved has adopted legislation “opting out” of that provision of Riegle-Neal. The Corporation might use its authority under Riegle-Neal to acquire banks in additional states and to consolidate its current bank subsidiaries across state lines.

OTHER

          The Corporation ’s nonbank subsidiaries and banking-related business units are subject to regulation by various state and federal regulatory agencies and self-regulatory organizations. Activities subject to such regulation include investment management, investment advisory services, commodities and securities brokerage, insurance services and products, securities dealing and transfer agency services.

FINANCIAL REVIEW

          See pages 2 through 84.

Item 2. Properties

          The Corporation ’s headquarters are in Chicago, Illinois. The 60-story building, located in the center of the Chicago “Loop” business district, is master-leased and has 1,750,000 square feet of space, of which the Corporation occupies approximately 57%; the balance is subleased to other tenants.

          The Corporation and its subsidiaries occupy more than 3,000 owned or leased domestic properties, including banking centers, operations facilities and commercial banking offices. In addition, the Corporation has foreign offices in major cities in Canada, Mexico, Europe, Asia and Australia. These offices all are located in leased premises.

Item 3. Legal Proceedings

          The information required by this Item is set forth in Note 25 to the Consolidated Financial Statements on page 71 of this Form 10-K, and is expressly incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders

           None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name and Age	Current Position Held with the Corporation and Effective Date First Elected to Office Indicated
Verne G. Istock (59)	Director, Acting Chief Executive Officer (12/21/99) and President (10/19/99)
William P. Boardman (58)	Director and Vice Chairman of the Board (12/21/99)
Marvin W. Adams (42)	Executive Vice President (12/15/98) and Chief Technology Officer (10/2/98)
David P. Bolger (42)	Executive Vice President (4/20/99)
W. G. Jurgensen (48)	Executive Vice President (12/15/98)
David J. Kundert (57)	Executive Vice President (12/15/98)
Timothy P. Moen (47)	Executive Vice President (12/15/98)
Susan S. Moody (46)	Executive Vice President (12/15/98)
Robert A. O’Neill, Jr. (46)	Executive Vice President and General Auditor (1/19/99)
Robert A. Rosholt (50)	Executive Vice President (12/15/98) and Chief Financial Officer (10/2/98)
Kenneth T. Stevens (48)	Executive Vice President (12/15/98)
Geoffrey L. Stringer (56)	Executive Vice President (5/18/99)
Richard R. Wade (47)	Executive Vice President (12/15/98)

          Except for Mr. Stevens, each of the executive officers has served as an officer of the Corporation or a subsidiary, or their respective predecessors, for more than five years. Mr. Stevens joined Banc One as Chairman and Chief Executive Officer of the Retail Group in 1996. Prior to joining Banc One, Mr. Stevens served as President and Chief Operating Officer (1994–1996) and Executive Vice President (1993–1994) of Taco Bell Corporation. Prior to that time, Mr. Stevens served as Senior Vice President and Treasurer (1992–1993) and Senior Vice President, Strategic Planning, of PepsiCo, Inc.

          Executive officers of the Corporation serve until the annual meeting of the Board of Directors (May 16, 2000).

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

          The information required by this Item is set forth in this Form 10-K in the “Common Stock and Stockholder Data” table on page 79 and the “Quarterly Financial Data” table on page 81, and is expressly incorporated herein by reference.

Item 6. Selected Financial Data

          The information required by this Item is set forth in this Form 10-K in the “Selected Financial Data” table on page 2 and the “Financial Ratios” table on page 80, and is expressly incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The information required by this Item is set forth on pages 2–37 of this Form 10-K, and is expressly incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

          The information required by this Item is set forth on pages 17–21 of this Form 10-K, and is expressly incorporated herein by this reference.

Item 8. Financial Statements and Supplementary Data

          The information required by this Item is set forth in this Form 10-K in the “Selected Financial Data” table on page 2, the “Selected Statistical Information” table on page 22, the “Loan Composition” table on page 22, the Consolidated Financial Statements and the Notes thereto on pages 38–73, the “Report of Independent Public Accountants ” on page 74 and the “Selected Statistical Information ” section on pages 75–84, and is expressly incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          The information required by this item has been previously reported in Banc One ’s Current Report on Form 8-K dated July 24, 1998, and is expressly incorporated herein by reference.

PART III

Item 10. Directors and Executive Officers of the Registrant

          The information required by this Item pertaining to executive officers of the Corporation is set forth on page 93 of this Form 10-K under the heading “Executive Officers of the Registrant,” and is expressly incorporated herein by reference. The information required by this Item pertaining to directors of the Corporation and to compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the headings “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” respectively, in the Corporation ’s definitive proxy statement dated March 27, 2000, and is expressly incorporated herein by reference.

Item 11. Executive Compensation

          The information required by this Item is set forth under the headings “Compensation of Executive Officers,” “Director Meeting Attendance and Fee Arrangements” and “Committees of the Board of Directors—Organization, Compensation and Nominating Committee—Committee Interlocks and Insider Participation” in the Corporation’s definitive proxy statement dated March 27, 2000, and is expressly incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

          The information required by this Item is set forth under the heading “Beneficial Ownership of the Corporation’s Common Stock ” in the Corporation’s definitive proxy statement dated March 27, 2000, and is expressly incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

          The information required by this Item is set forth under the headings “Committees of the Board of Directors —Organization, Compensation and Nominating Committee—Committee Interlocks and Insider Participation” and “Transactions with Directors, Executive Officers, Stockholders and Associates” in the Corporation’s definitive proxy statement dated March 27, 2000, and is expressly incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

          (a) (1) Financial Statements:

          (2) Financial Statement Schedules.

          All schedules normally required by Form 10-K are omitted, since either they are not applicable or the required information is shown in the financial statements or the notes thereto.

          (3) Exhibits.

3(A).	Restated Certificate of Incorporation of the Corporation, as amended [Exhibit 3(A) to the Corporation’s 1998 Annual Report on Form 10-K (File No. 333-60313) incorporated herein by reference].

3(B).	By-Laws of the Corporation, as amended.

4.	Instruments defining the rights of security holders, including indentures.†

10(A).	Agreement and Plan of Reorganization, dated as of April 10, 1998, by and among BANC
ONE CORPORATION, First Chicago NBD Corporation and BANK ONE CORPO-
RATION, as amended [Exhibit 10(A) to the Corporation’s 1998 Annual Report on Form
10-K (File No. 333-60313) incorporated herein by reference].

10(B).	BANK ONE CORPORATION Stock Performance Plan.*

10(C).	BANK ONE CORPORATION Director Stock Plan.*

10(D).	BANK ONE CORPORATION Supplemental Executive Retirement Plan.*

10(E).	BANK ONE CORPORATION Deferred Compensation Plan.*

10(F).	BANK ONE CORPORATION Supplemental Savings and Investment Plan.*

10(G).	BANK ONE CORPORATION Supplemental Personal Pension Account Plan.*

10(H-1).	Form of BANK ONE CORPORATION Individual Change of Control Employment Agreement (former FCN employees).*

10(H-2).	Form of BANK ONE CORPORATION Individual Change of Control Employment Agreement (former Banc One employees).*

10(I).	Form of BANK ONE CORPORATION Executive Management Separation Plan.*

10(J).	BANK ONE CORPORATION Executive Management Annual Incentive Plan.*

10(K).	BANK ONE CORPORATION Investment Option Plan.*

10(L).	BANK ONE CORPORATION Executive Life Insurance Plan.*

10(M).	First Chicago NBD Corporation Plan for Deferring the Payment of Directors’ Fees [Exhibit 10(D) to FCN’s 1995 Annual Report on Form 10-K (File No. 1-7127) incorporated herein by reference].*

10(N).	Form of First Chicago NBD Corporation Executive Estate Plan [Exhibit 10(C) to FCN’s 1997 Annual Report on Form 10-K (File No. 1-7127) incorporated herein by reference].*

10(O).	First Chicago NBD Corporation Financial Planning Program for Executives [Exhibit 10(D) to FCN’s 1996 Annual Report on Form 10-K (File No. 1-7127) incorporated herein by reference].*

10(P).	First Chicago NBD Corporation Long-Term Disability Restoration Plan [Exhibit 10(F) to FCN’s 1996 Annual Report on Form 10-K (File No. 1-7127) incorporated herein by reference].*

10(Q).	First Chicago Corporation Stock Incentive Plan [Exhibit 10(P) to the Corporation’s 1998 Annual Report on Form 10-K (File No. 333-60313) incorporated herein by reference].*

10(R).	NBD Bancorp, Inc. Performance Incentive Plan, as amended [Exhibit 10(Q) to the Cor- poration’s 1998 Annual Report on Form 10-K (File No. 333-60313) incorporated herein by reference].*

10(S).	NBD Bancorp, Inc. Benefit Protection Trust Agreement [Exhibit 10(Q) to FCN’s 1996 Annual Report on Form 10-K (File No. 1-7127) incorporated herein by reference].*

10(T).	BANC ONE CORPORATION Amended and Restated Dividend Equivalent Unit Plan [Exhibit 10(U) to the Corporation’s 1998 Annual Report on Form 10-K (File No. 333-60313) incorporated herein by reference].*

10(U).	Amended and Restated BANC ONE CORPORATION Directors Deferred Compensa-
tion Plan [Exhibit 10(Y) to the Corporation’s 1998 Annual Report on Form 10-K (File No.
333-60313) incorporated herein by reference].*

10(V).	Revised and Restated BANC ONE CORPORATION 1989 Stock Incentive Plan [Exhibit 10.8 to BANC ONE’s 1997 Annual Report on Form 10-K (File No. 1-8552) incorporated herein by reference].*

10(W).	Revised and Restated BANC ONE CORPORATION 1995 Stock Incentive Plan [Exhibit 10(Z) to the Corporation’s 1998 Annual Report on Form 10-K (File No. 333-60313) incorporated herein by reference].*

10(X).	Description of BANC ONE CORPORATION 1997 “Special Recognition Awards” Program [Exhibit 10.16 to BANC ONE’s 1997 Annual Report on Form 10-K (File No. 1-8552) incorporated herein by reference].*

10(Y).	American Fletcher Corporation Deferred Compensation Plan [Exhibit 10(QQ) to the Cor- poration’s 1998 Annual Report on Form 10-K (File No. 333-60313) incorporated herein by reference].*

10(Z).	Agreement dated December 21, 1999, between BANK ONE CORPORATION and John B. McCoy.*

10(AA).	Agreement dated March 1, 2000, between BANK ONE CORPORATION and William P. Boardman.*

12.	Statements re computation of ratios.

21.	Subsidiaries of the Corporation.

23.	Consents of experts and counsel.

27.	Financial Data Schedule.

          (b) The Corporation filed the following Current Reports on Form 8-K during the quarter ended December 31, 1999:

Date	Item Reported
October 19, 1999	Announcement of third quarter 1999 earnings and certain management and organizational changes.
November 10, 1999	Announcement of revised 1999 operating earnings outlook and postponement of November 15, 1999, investor update.
December 21, 1999	Announcement of senior management and board of directors changes.

           † The Corporation hereby agrees to furnish to the Commission upon request copies of instruments defining the rights of holders of long-term debt of the Corporation and its consolidated subsidiaries; the total amount of such debt does not exceed 10% of the total assets of the Corporation and its subsidiaries on a consolidated basis.
           * Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 15th day of February, 2000.

BANK ONE CORPORATION
(Registrant)

By: /S / VERNE G. ISTOCK
Verne G. Istock
Principal Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Corporation and in the capacities indicated, this 15th day of February, 2000.

/S /    WILLIAM P. BOARDMAN
William P. Boardman
Director

/S /    JOHN H. BRYAN
John H. Bryan
Director

/S /    SIEGFRIED BUSCHMANN
Siegfried Buschmann
Director

/S /    JAMES S. CROWN
James S. Crown
Director

/S /    BENNETT DORRANCE
Bennett Dorrance
Director

/S /    MAUREEN A. FAY
Maureen A. Fay
Director

/S /    JOHN R. HALL
John R. Hall
Director

/S /    VERNE G. ISTOCK
Verne G. Istock
Director

/S /    LABAN P. JACKSON , JR .
Laban P. Jackson, Jr.
Director

/S /    JOHN W. KESSLER
John W. Kessler
Director

/S /    RICHARD A. MANOOGIAN
Richard A. Manoogian
Director

/S /    WILLIAM T. MC CORMICK , JR .
William T. McCormick, Jr.
Director

/S /    THOMAS E. REILLY , JR .
Thomas E. Reilly, Jr.
Director

/S /    JOHN W. ROGERS , JR .
John W. Rogers, Jr.
Director

/S /    THEKLA R. SHACKELFORD
Thekla R. Shackelford
Director

/S /    ALEX SHUMATE
Alex Shumate
Director

/S /    FREDERICK P. STRATTON , JR .
Frederick P. Stratton, Jr.
Director

/S /    JOHN C. TOLLESON
John C. Tolleson
Director

/S /    ROBERT D. WALTER
Robert D. Walter
Director

/S /    ROBERT A. ROSHOLT
Robert A. Rosholt
Principal Financial Officer

/S /    WILLIAM J. ROBERTS
William J. Roberts
Principal Accounting Officer