Form 10-K405/A
period 1999-12-31
BANK ONE CORP
filed 2000-04-06
CIK 1067092

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

          The section “Documents Incorporated by Reference” on the cover page and Items 10 through 13 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 001-15323) are amended as follows: references to the Corporation’s definitive proxy statement dated March 27, 2000 are amended to refer to the Corporation’s definitive proxy statement dated April 5, 2000. The amended section and Items are set forth below:

“DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Corporation’s definitive proxy statement dated April 5, 2000, are incorporated by reference into Part III hereof.”

PART III

“Item 10. Directors and Executive Officers of the Registrant

          The information required by this Item pertaining to executive officers of the Corporation is set forth on page 93 of this Form 10-K under the heading “Executive Officers of the Registrant,” and is expressly incorporated herein by reference. The information required by this Item pertaining to directors of the Corporation and to compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the headings “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” respectively, in the Corporation’s definitive proxy statement dated April 5, 2000, and is expressly incorporated herein by reference. ”

“ Item 11. Executive Compensation

          The information required by this Item is set forth under the headings “Compensation of Executive Officers,” “Director Meeting Attendance and Fee Arrangements” and “Committees of the Board of Directors—Organization, Compensation and Nominating Committee—Committee Interlocks and Insider Participation ” in the Corporation’s definitive proxy statement dated April 5, 2000, and is expressly incorporated herein by reference.”

“Item 12. Security Ownership of Certain Beneficial Owners and Management

          The information required by this Item is set forth under the heading “Beneficial Ownership of the Corporation ’s Common Stock” in the Corporation’s definitive proxy statement dated April 5, 2000, and is expressly incorporated herein by reference.”

“ Item 13. Certain Relationships and Related Transactions

          The information required by this Item is set forth under the headings “Committees of the Board of Directors —Organization, Compensation and Nominating Committee—Committee Interlocks and Insider Participation” and “Transactions with Directors, Executive Officers, Stockholders and Associates” in the Corporation’s definitive proxy statement dated April 5, 2000, and is expressly incorporated herein by reference.”

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 6th day of April, 2000.

BANK ONE CORPORATION
(Registrant)

/S / MARIE I. JORDAN
By:
Title: Assistant Secretary