Form 10-Q
period 2000-03-31
BANK ONE CORP
filed 2000-05-15
CIK 1067092

            FIVE-QUARTER SUMMARY OF SELECTED FINANCIAL INFORMATION
                     BANK ONE CORPORATION and Subsidiaries

                                                                                    Three Months Ended
                                                           ------------------------------------------------------------------------

                                                           March 31      December 31     September 30      June 30         March 31
(Dollars in millions, except ratios and per share amounts)   2000           1999            1999            1999             1999
                                                           ------------------------------------------------------------------------
Income and Expense:
Net interest income--tax-equivalent basis ..........        $2,228          $2,221          $2,271          $2,341          $2,309
Provision for credit losses ........................           362             416             277             275             281
Noninterest income .................................         1,821           1,782           2,098           2,222           2,590
Noninterest expense ................................         2,661           3,030           2,713           2,806           2,941
Net income .........................................           689             411             925             992           1,151

Per Common Share Data:
Net income, basic ..................................        $ 0.60           $0.36           $0.79           $0.84           $0.97
Net income, diluted ................................          0.60            0.36            0.79            0.83            0.96
Cash dividends declared ............................          0.42            0.42            0.42            0.42            0.42
Book value .........................................         17.43           17.34           17.32           17.73           17.68

Balance Sheet:
Loans:
     Managed .......................................      $229,673        $229,196        $222,117        $218,795        $213,814
     Reported ......................................       168,078         163,877         158,143         157,464         154,850
Deposits ...........................................       164,643         162,278         156,900         156,454         153,699
Long-term debt (1) .................................        38,753          35,435          34,735          27,728          24,988
Total assets .......................................       273,008         269,425         264,135         256,033         250,402
Common stockholders' equity ........................        20,081          19,900          19,860          20,860          20,870
Total stockholders' equity .........................        20,271          20,090          20,050          21,050          21,060

Performance Ratios:
Return on assets ...................................          1.03%           0.62%           1.44%           1.57%           1.85%
Return on common equity ............................          13.9             8.2            18.2            19.1            22.9
Net interest margin:
     Managed .......................................          4.91            4.98            5.32            5.55            5.66
      Reported .....................................          3.78            3.79            4.04            4.26            4.30

Efficiency Ratio:
     Managed .......................................          53.7%           62.1%           52.1%           52.3%           52.1%
      Reported .....................................          65.7            75.7            62.1            61.5            60.0

Equity Ratios:
Regulatory leverage ratio ..........................           7.7%            7.7%            7.9%            8.1%            8.0%
Risk-based capital:
     Tier 1 ratio ..................................           7.7             7.7             7.7             8.1             8.2
     Total capital ratio ...........................          10.6            10.7            10.8            11.4            11.7

Common Stock Data:
Average shares outstanding, basic ..................         1,149           1,147           1,167           1,180           1,178
Average shares outstanding, diluted ................         1,155           1,154           1,177           1,195           1,193
Stock price, quarter-end ...........................      $  34.38          $32.00          $34.81          $59.56          $55.06

----------------
(1) Includes trust preferred capital securities.

NOTE: Throughout this report, "the Corporation" and "Bank One" refer to BANK ONE CORPORATION.

                               BUSINESS SEGMENTS

Highlights

                                                                                                Average                Average
                                                  Net Income                                Managed Assets         Common Equity
                                                (In millions)        Return on Equity        (In billions)         (In billions)
                                           ---------------------  ---------------------- ---------------------  -------------------
Three Months Ended March 31                  2000       1999         2000       1999         2000       1999      2000       1999
-----------------------------------------------------------------------------------------------------------------------------------
Commercial Banking .......................    $464      $  315         24%         18%       $125.6     $116.2      $7.8      $7.1
Credit Card ..............................      70         303          4          20          73.0       75.2       6.4       6.2
Retail ...................................     274         250         20          22          79.7       70.7       5.4       4.7
Other Activities and Corporate/
   Unallocated ...........................    (119)        177        N/M         N/M          35.3       35.2       0.2       2.4
                                           -------    --------     ------     -------      --------    -------    ------    ------
Total Managed Business segment
        results ..........................     689       1,046         14          21         313.6      297.3      19.8      20.4
Merger-related and other items ...........      --         105         --         N/M            --         --        --        --
                                           -------    --------     ------     -------      --------    -------    ------    ------
   Total Corporation .....................    $689      $1,151         14%         23%       $313.6     $297.3     $19.8     $20.4
                                           =======    ========     ======     =======      ========    =======    ======    ======
 Investment Management
  (included above) .......................    $123      $   87
                                           =======     =======

-------------
N/M -- Not meaningful.


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

Description of Methodology

Key elements of the management reporting process that determines the line of business results include:

 .    Funds Transfer Pricing - To derive net interest income for the business units, a detailed process of charging/crediting for assets/liabilities is employed. This system is designed to be consistent with the Corporation's asset and liability management principles.

 .    Standard Credit Costs - Provision for credit losses in the lines of business is determined through specific methodologies that measure expected loss over a certain period of time (i.e., a complete economic cycle). Any difference between the aggregate provision of the lines of business and the Corporation's total provision is shown in Corporate/Unallocated. Over a complete economic cycle, the differences should not be significant.

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

 .    The presentation of the business units depicts the management organization of the Corporation for the period ending March 31, 2000.

 .    The merger-related charges and the effect of certain identified transactions were not attributed to any line of business. For analytical purposes these items are not considered part of the core business activities.

 .    All disclosures are on a managed basis; securitized credit card receivables and related income statement line items are presented as if they were on-balance sheet loans.

Line of Business Financial Results

  Commercial Banking                            Three Months Ended March 31
                                                ---------------------------
  (Dollars in millions)                         2000        1999       % Change
  ------------------------------------------------------------------------------

Net interest income (FTE) ..............        $792         $722           10%
Provision for credit losses ............         103          105           (2)
Noninterest income .....................         721          582           24
Noninterest expense ....................         754          754           --
Net income .............................         464          315           47

Return on equity .......................          24%          18%
Efficiency ratio .......................          50           58

(Dollars in billions)
Average loans ..........................      $ 89.7       $ 80.0           12%
Average assets .........................       125.6        116.2            8
Average deposits .......................        47.9         46.1            4
Average common equity ..................         7.8          7.1           10

------------
FTE--Fully taxable equivalent.

      Commercial Banking was the Corporation's largest earnings contributor. It serves business customers ranging in size from middle market companies to large corporations, governments and institutions. Commercial Banking's product offerings include traditional credit products, corporate finance, treasury services, investment management and capital markets products. This business line's earnings also include the results of high net worth customers, leveraged and equipment leasing, proprietary investing and venture capital activities.

      Net income of $464 million for the first quarter was up 47% from that of a year ago, and return on equity increased to 24%. Net interest income was up 10%, although margins continued to be compressed. The 24% improvement in noninterest income was principally due to higher market driven revenue in Corporate Investments and higher revenue from treasury management products. The provision for credit losses, which is determined using the standard credit cost methodology, was down slightly from a year ago. Nevertheless, the provision of $103 million exceeded net charge-offs of $81 million. Noninterest expense was flat year-to-year, partially due to staff reductions.

      The $7.8 billion of average common equity attributed to Commercial Banking is predicated on the assessment of inherent business risks. It represents about 9% of total average loans.

Credit Card                               Three Months Ended March 31
                                          ---------------------------
(Dollars in millions)                   2000           1999         % Change
--------------------------------------------------------------------------------

Net interest income (FTE).........    $1,529          $1,801            (15)%
Provision for credit losses.......       969             840             15
Noninterest income................       321             417            (23)
Noninterest expense...............       776             927            (16)
Net income........................        70             303            (77)

Return on managed receivables.....       0.6%            2.6%
Return on equity..................         4              20
Efficiency ratio..................        42              42
Managed net charge-off ratio......      5.78            4.89

(Dollars in billions)
Average loans.....................     $67.1           $69.1             (3)%
Average assets....................      73.0            75.2             (3)
Average common equity.............       6.4             6.2              3

----------------
FTE--Fully taxable equivalent.

     As expected, credit card earnings continued to be under significant pressure due to several factors, including margin compression, receivable attrition, lower securitization activity and higher credit costs.

     Credit card net income declined $233 million to $70 million, while the pretax return on outstandings decreased to 0.6%. Revenue in the first quarter declined 17% from the year-ago quarter, and noninterest expense was 16% lower. Managed credit card receivables averaged $67.1 billion for the first three months of 2000, a $2.0 billion, or 3%, decrease compared with the same period in 1999. Receivables attrition declined from about 17% at year-end to 16% at the end of the first quarter.

      Significant margin compression and, to a lesser degree, lower receivables were the principal causes of the 15% decline in net interest income from 1999's first quarter. The 23% decrease in noninterest income was related to a $47 million decline in credit card securitization income, as well as higher revenue sharing with marketing partners and lower service fee income. The noninterest expense decline was due to reduced marketing and transaction volumes, staff reductions and expense initiatives. An additional impairment charge related to the interest-only strip was included in Corporate/Unallocated results.

      The provision for credit losses increased to $969 million in the current quarter from $840 million in the 1999 first quarter. The managed net charge-off ratio was 5.78% for the first quarter, compared with a normalized rate of 5.32% a year ago. The managed delinquency ratio was 4.08%, down from 4.57% at December 31, 1999.

     At quarter end, Credit Card had 56.4 million cardmembers. The decrease of
7.8 million cardmembers from year-end 1999 reflected a purge of approximately seven million inactive accounts following a year of significant portfolio conversions. About one million new accounts were opened during the first quarter.

Retail                                  Three Months Ended March 31
                                        ---------------------------
(Dollars in millions)                   2000        1999     Change
--------------------------------------------------------------------

Net interest income (FTE)..........    $1,221     $1,083        13%
Provision for credit losses........       166        133        25
Noninterest income.................       364        456       (20)
Noninterest expense................     1,010      1,034        (2)
Net income.........................       274        250        10

Return on equity...................        20%        22%
Efficiency ratio...................        64         67

(Dollars in billions)
Average loans......................    $ 73.3     $ 64.0        15%
Average assets.....................      79.7       70.7        13
Average deposits...................      88.3       90.9        (3)
Average common equity..............       5.4        4.7        15

-------------
FTE--Fully taxable equivalent.

      Retail includes a network of 1,800 banking centers, 7,000 ATMs, online banking and other distribution channels, as well as small business, indirect auto lending and other consumer lending. Net income was $274 million, up 10% from the same period in 1999. A 13% increase in net interest income related to improved deposit margins and continued consumer loan growth.

      The $166 million of provision exceeded net charge-offs by $40 million, reflecting growth in consumer loans.

      Noninterest income was down 20% versus one year ago, reflecting an increase in realized auto lease residual losses, lower gains on loan and servicing sales, and the absence of securitization gains in the current quarter. Excluding these items, as well as the run-rate effect of banking centers sold in 1999, total revenue increased 10% compared with the 1999 first quarter.
Auto lease residual values continue to be a risk that is monitored closely. Refer to the discussion of "Other Income" on page 11 for additional information.

      Noninterest expense declined 2%, reflecting ongoing productivity gains, as well as the run-rate effect of banking centers sold last year. The efficiency ratio improved to 64%.

Investment Management                                             Three Months Ended March 31
                                                                  ---------------------------
(Dollars in millions)                                         2000            1999         % Change
-------------------------------------------------------------------------------------------------------
Total revenue....................................            $  442           $  439             1%
Provision........................................                 2                -           N/M
Noninterest expense..............................               257              308           (17)
Net income.......................................               123               87            41

(Dollars in billions)
Assets under management..........................            $126.0           $124.8             1%

(Dollars in millions)
Net income attribution:
Commercial.......................................            $   86             $ 59
Credit Card......................................                20               15
Retail...........................................                17               13

N/M - Not meaningful.

      Investment Management provides investment advisory, insurance, trust and investment-related services to individual and institutional clients. The One Group(R) mutual funds, the Corporation's proprietary fund family, is managed in this line of business.

      Net income increased 41% to $123 million, reflecting revenue growth in the proprietary insurance, annuity and mutual fund products as well as commissions on sales of other securities products. These revenues are attributed to the other business lines.

      Year-over-year comparisons for Investment Management were affected by two items. The first was the sale of Roney & Company in May 1999, and the second was the change to the equity method of accounting for the investment in EquiServe Limited Partnership. Excluding these two items, revenues increased 10% and expenses were essentially unchanged.

Other Activities                          Three Months Ended March 31
                                          ---------------------------
(Dollars in millions)                  2000         1999         % Change
-----------------------------------------------------------------------------

Total revenue.....................      $55          $161            (66)%
Provision.........................        1             -            N/M
Noninterest expense...............       37            32             16
Net income........................       11            96            (89)

(Dollars in billions)
Average assets....................    $35.3         $35.2             --%
Average common equity.............      0.6           0.8            (25)

----------------
N/M - Not meaningful.

      Other Activities principally include the Corporation's investment portfolio and WingspanBank.com. The 1999 first quarter also included certain equity investment activities that were targeted for exit in 2000; the residual activity is part of Commercial Banking. The $85 million decline in net income from the 1999 first quarter reflected this organizational change, as well as lower realized investment securities gains as interest rates have risen. Additionally, the 2000 first quarter includes the operating loss of WingspanBank.com, which had not begun operations in the 1999 period.

Corporate/Unallocated                    Three Months Ended March 31
                                         ---------------------------
(Dollars in millions)                  2000         1999          % Change
------------------------------------------------------------------------------

Net interest income................  $  (92)          $ 32            N/M
Provision for credit losses........      32            (49)           N/M
Noninterest income.................      48             32             50%
Noninterest expense................      84             (9)           N/M
Net income.........................    (130)            81            N/M

(Dollars in billions)

Average common equity..............   $(0.4)         $ 1.5            N/M

-------------
N/M - Not meaningful.

      Since the first quarter of 1999, the Corporation has followed a set of allocation methodologies to develop line of business financial information. The guiding principle is to closely reflect the core business performance and trends through the use of standard allocations for items such as credit costs, funds transfer pricing, economic capital, and indirect charges from corporate support organizations. Unusual or significant transactions are typically excluded from the line of business results, with material items identified and quantified.

The results for Corporate/Unallocated in the 2000 first quarter were driven by the following:

 .    Net interest income declined $124 million from the 1999 first quarter to a net expense of $92 million. Net interest income reflected $44 million of interest rate risk not allocated to the lines of business and $47 million for the cost to carry unallocated net assets.

 .    The provision of $32 million was related to credit costs not reflected in standard credit costs allocated to the lines of business.

 .    Noninterest income of $48 million included a $107 million pretax net gain from the sale and committed disposition of assets related to the Corporation's program announced in January 2000 to reduce non-strategic and underperforming assets. This reflected a $157 million pretax gain from the sale of $2.2 billion of consumer finance loans. The gain was partially offset by a net loss of $50 million related to the committed sale of $1.7 billion of assets consisting of consumer and commercial real estate loans, and investment securities. Additionally, noninterest income included a $78 million impairment charge relating to the interest-only strip held by the Corporation resulting from credit card securitizations. The interest-only strip reduction was the result of projected shortfalls of cash flows to the Corporation in the securitization master trusts. Refer to the discussion of "Other Income" on page 11 for additional information.

 .    Noninterest expense increased to $84 million due to the $35 million addition to the legal reserve and the timing of unallocated expenses.


      See Note 5--Operating Segments for additional disclosure regarding the Corporation's business segments.

Merger-Related and Other Items

      The Corporation's results for the first quarter of 1999 included items that management believes were not indicative of ongoing business segment results nor representative of a core run rate of any segment's performance.
These include merger-related restructuring costs and specific business restructurings, as well as other items. The following table summarizes these items on a pretax basis and should be evaluated in conjunction with reported results.

                                          Three Months Ended March 31, 1999

                                                                 After-tax
(In millions)                              Pretax    After-tax  diluted EPS
                                           ------    ---------  -----------

Merger and restructuring costs.......       $(204)     $(138)       $(0.12)
Gain on sale of Concord/EPS..........         111         75          0.06
Gain on Indiana divestiture..........         249        168          0.14
                                              ---        ---          ----
Total................................       $ 156      $ 105        $ 0.08
                                            =====      =====        ======

Strategic Review

       The Corporation announced in January that projected earnings for the year would be in the range of $2.80 - $3.00 per share, with the projected decline in credit card earnings as the primary reason for the shortfall from 1999 managed business segment results.

       The new management team of the Corporation is conducting a thorough review of all business operations and is considering a number of strategic, financial and operational actions that may have a material effect on its financial results.

                                EARNINGS ANALYSIS

Basis of Presentation

      Management's discussion and analysis may contain forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. However, such performance involves risks and uncertainties that may cause actual results to differ materially from those expressed in forward-looking statements. See pages 36-37 of the Corporation's 1999 Annual Report on Form 10-K, as amended, for a full discussion of such factors.

      For funding and risk management purposes, the Corporation periodically securitizes loans, primarily in support of credit card activities. The accounting for securitizations complicates the understanding of underlying trends in net interest income, net interest margin and noninterest income, as well as of the underlying growth rates of reported loans. For clarification, these trends are also reviewed on a "managed" basis, which adds data on securitized credit card loans to reported data on loans. Results on a managed basis, where presented, should be read in conjunction with reported results. See page 38 for a reconciliation of reported to managed results.

Summary of Financial Results

      The Corporation reported net income of $689 million, or $0.60 per share, for the first quarter of 2000, down 40% from net income of $1.151 billion, or $0.96 per share, for the first quarter of 1999.

      The following table summarizes key financial lines and ratios on a reported basis for the periods presented.

                                                       Three Months Ended March 31
                                                       ---------------------------
(Dollars in millions, except per share data)       2000            1999           % Change
--------------------------------------------- --------------- --------------- ---------------
Net interest income--tax-equivalent basis....      $2,228          $2,309           (4)%
Provision for credit losses..................         362             281           29
Noninterest income...........................       1,821           2,590          (30)
Noninterest expense..........................       2,661           2,941          (10)
Net income...................................         689           1,151          (40)
Earnings per share
     Basic...................................        0.60            0.97          (38)
     Diluted.................................        0.60            0.96          (38)

Return on assets.............................        1.03%           1.85%
Return on common equity......................        13.9            22.9
Net interest margin..........................        3.78            4.30
Efficiency ratio.............................        65.7            60.0

First-quarter 2000 results included the following key elements:

 .    Net interest income was down $81 million or 4% from a year ago. This decline was primarily driven by compressed margins in the credit card business, partially offset by the effect of receivables growth in the commercial and retail loan portfolios.

 .    The provision for credit losses exceeded net charge-offs by $96 million, reflecting loan growth in the commercial and retail loan portfolios as well as deterioration in the commercial loan portfolio. The net increase in the allowance for credit losses was $53 million, as $43 million in reserves were released in the quarter related to the sale of consumer loans.

 .    Market-driven revenue and fee-based revenue, aside from credit card fees, were above year-ago levels.

 .    Operating expense, excluding significant items and merger-related costs, was essentially unchanged from last quarter and 3% below year-ago levels.

 .    And finally, the Corporation made progress toward disposing of non-
     strategic and underperforming assets with the sale or planned disposition of $3.9 billion of such assets.

      Also included in first-quarter 2000 results were the following transactional items:

 .    The sale or committed disposition of $3.9 billion in non-strategic and underperforming assets generated a pretax net gain of $107 million, or 6 cents per share.

 .    The Corporation recorded a pretax impairment charge of $78 million, or 4 cents per share, reducing the carrying value of the credit card securitization interest-only strip held by the Corporation. This charge resulted from projected reductions in cash flows to the Corporation in the credit card securitization master trusts. Higher credit costs and reduced interest margins, driven largely by higher interest rates, are expected to reduce cash flows that are payable to the Corporation. Further reductions to the carrying value of the interest-only strip due to increased credit costs and reduced interest margins are likely and represent a significant ongoing earnings exposure.

 .    The Corporation's quarterly assessment of exposures relating to corporate litigation matters resulted in a $35 million increase in the legal reserve
     - approximately 2 cents per share.

 .    First-quarter 2000 results included $67 million in auto lease residual losses, reflecting a weak used-car resale market. Deterioration in used-car prices is continuing and will likely result in additional charges reducing the carrying value of the Corporation's auto lease portfolio.

Net Interest Income

      Net interest income includes spreads on earning assets as well as such items as loan fees, cash interest collections on problem loans, dividend income, interest reversals, and income or expense on derivatives used to manage interest rate risk. Net interest margin measures how efficiently the Corporation uses its earning assets and underlying capital.

      In order to understand fundamental trends in net interest income, average earning assets and net interest margins, it is useful to analyze financial performance on a managed portfolio basis, which adds data on securitized loans to reported data on loans.

                                                               Three Months Ended March 31
                                                  -----------------------------------------------------
(Dollars in millions)                                     2000              1999            % Change
-------------------------------------------------------------------------------------------------------
Managed
   Net interest income--tax-equivalent basis.....    $    3,445         $    3,661           (6)%
   Average earning assets........................       282,152            262,283            8
   Net interest margin...........................          4.91%              5.66%
Reported
   Net interest income--tax-equivalent basis.....    $    2,228         $    2,309           (4)
   Average earning assets........................       237,313            217,909            9
   Net interest margin...........................          3.78%              4.30%

       Managed net interest income decreased 6% from the first quarter of 1999. Managed net interest margin was 4.91% for the first quarter, down 75 basis points from 5.66% a year ago.

       The decline in both managed net interest income and the related net interest margin was primarily driven by compressed spreads in the credit card business. Partially offsetting the decline in net interest income was growth in both the commercial and retail loan portfolios. Improved pricing of the Corporation's deposit products also generated a positive impact on net interest margin.

                                                         Three Months Ended March 31
                              ----------------------------------------------------------------------------
(Dollars in millions)                     2000            Percent             1999             Percent
---------------------------------------------------------------------------------------------------------
Average managed loans
   Credit card..............         $ 67,095               29%           $  69,144               32%
   Commercial...............           97,973               43               87,058               41
   Other consumer...........           65,118               28               57,177               27
                                     --------             ----             --------             ----
      Total.................         $230,186              100%            $213,379              100%
                                     ========             ====             ========             ====

     Average managed credit card loans were down 3% to $67.1 billion in the first quarter of 2000. The Corporation anticipates that average credit card loans will continue to be flat to down slightly throughout 2000.

     Average commercial loan outstandings increased 13% to $98.0 billion in the first quarter, reflecting underlying growth concentrated in the middle market and Midwest mid-corporate customer base.

      Average consumer loans, excluding credit card loans, increased 14% from the year-ago volume to $65.1 billion. This growth reflects a significant increase in the origination of home equity loan products.

Noninterest Income

      In order to provide more meaningful trend analysis, credit card fee revenue and total noninterest income in the following table are shown on a managed basis. Credit card fee revenue excludes the net interest revenue associated with securitized credit card receivables. Managed noninterest income decreased 24% from the first quarter of 1999.

                                                       Three Months Ended March 31
                                                       ---------------------------
(Dollars in millions)                               2000            1999          % Change
--------------------------------------------------------------------------------------------
Equity securities gains....................         $  143         $    96           49%
Trading profits............................             64              67           (4)
Investment securities gains................             15              52          (71)
                                                    ------         -------        -----
      Market-driven revenue................            222             215            3

Credit card revenue........................            271             324          (16)
Fiduciary and investment management fees...            195             179            9
Service charges on deposits................            324             307            6
Other service charges and commissions......            389             383            2
                                                    ------         -------        -----
      Managed fee-based revenue............          1,179           1,193           (1)

Other                                                  113             217         (48)
Gain on Indiana divestitures...............             --             249          N/M
Gain on sale of Concord/EPS................             --             111          N/M
                                                    ------         -------        -----
      Managed noninterest income...........         $1,514          $1,985          (24)%
                                                    ======         =======        =====

--------------------------------------------------------------------------------------------

N/M-Not meaningful.

Market-Driven Revenue

      Market-driven revenue generated gains of $222 million for the first quarter of 2000, up 3% from the strong year-ago results. Equity securities gains totaled $143 million for the first quarter of 2000, compared with $96 million in the year-ago quarter. Favorable equity markets in 2000 produced higher market valuations and increased transaction volume. Investment securities gains totaled $15 million in the first quarter of 2000, compared with $52 million in the first quarter of 1999, reflecting a rising interest rate environment. Included in the net gains was a loss of approximately $10 million related to the transfer of securities from available for sale to trading, reflecting the Corporation's intent to sell these assets in the short term.

Managed Fee-Based Revenue

      Managed fee-based revenue decreased slightly for the first quarter of 2000, compared with the year-ago quarter. The anticipated decline in credit card revenue was offset by higher service charges and investment management fees.

      Credit card fee revenue decreased 16% to $271 million for the first quarter of 2000, from $323 million for the first quarter of 1999. Receivables attrition and decreased transaction volume contributed to the decline in fee revenue.

      Fiduciary and investment management fees increased 9% for the first quarter of 2000, compared with a year ago. These fees include revenue generated by traditional trust products and services and investment management activities. The fee increase reflected an increase in proprietary, insurance, annuity and mutual fund products.

      Other service charges on deposits, which includes deficient balance fees, increased 6% in the first quarter compared with a year ago. This increase primarily reflected an improvement in the cross-selling of treasury management products across the commercial customer base, leveraged by more traditional credit product offerings.

Other Income

      Other income was $113 million in the 2000 first quarter, down $105 million or 48% from the year-ago period. This decline primarily resulted from the decrease in credit card-related items and an increase in auto lease residual writedowns, which were partially offset by a net gain on the sale or planned disposition of non-strategic and underperforming loans.

      Credit card-related income declined $125 million from the year-ago quarter, reflecting two items. First, the current period included a $78 million impairment charge to the credit card securitization interest-only strip held by the Corporation, reflecting projected shortfalls in the cash flows to the Corporation in the credit card securitization master trusts as higher credit costs and reduced margins, driven largely by higher interest rates, are expected to reduce such cash flows. Further reductions to the carrying value of the interest-only strip due to increased credit costs and reduced interest margins are likely and represent a significant ongoing earnings exposure.

      The second credit card-related item was a $47 million decline in credit card securitization income from the year-ago quarter. The 2000 first quarter contained net scheduled reductions of $24 million compared with securitization gains of $23 million in the 1999 first quarter. The current quarter's decline represented the normally scheduled reductions as investors were repaid their principal; no new net securitization gains occurred as securitized credit card receivables declined.

      Auto leasing residual losses increased $50 million from a year ago, reflecting the ongoing deterioration in the used-car resale market. Deterioration in used-car prices is continuing and will likely result in additional charges reducing the carrying value of the Corporation's auto lease residual portfolio.

      These negative impacts were partially offset by a $117 million net gain in the 2000 first quarter from the sale of identified non-strategic and underperforming loans. A $157 million gain was recognized on the sale of $2.2 billion in consumer finance loans. This gain was partially offset by a $40 million mark-to-market writedown associated with the committed disposition of $1.7 billion in consumer and commercial real estate loans.

Noninterest Expense

      Noninterest expense in the first quarter of 2000 decreased 10% compared with first-quarter 1999 levels. Excluding merger-related and restructuring charges, noninterest expense in the first three months of 2000 decreased 3% from the 1999 first quarter.

                                                              Three Months Ended March 31
                                                   --------------------------------------------------
  (Dollars in millions)                                    2000               1999        % Change
-----------------------------------------------------------------------------------------------------
Salaries and employee benefits
   Salaries.....................................          $   897           $   961          (7)%
   Employee benefits............................              201               186           8
                                                          -------           -------       -----
          Total salaries and employee benefits..            1,098             1,147          (4)

Net occupancy and equipment expense.............              222               227          (2)
Depreciation and amortization...................              163               175          (7)
Outside service fees and processing.............              408               406          --
Marketing and development.......................              226               315         (28)
Communication and transportation................              212               200           6
Merger-related and restructuring charges........              (19)              164         N/M
Other...........................................              351               307          14
                                                           -------           -------      ------
Noninterest expense.............................           $2,661            $2,941         (10)%
                                                           ======            ======       ======
N/M - Not meaningful

      Salaries and benefit costs were $1.098 billion in the first quarter of 2000, down 4% from $1.147 billion in 1999. The lower costs were primarily the result of staff reductions, partially offset by increases in benefit costs largely associated with the Corporation's newly integrated 401(k) savings incentive plan.

      Marketing and development costs decreased $89 million, or 28%, in the first quarter of 2000. This decline reflected a targeted reduction in certain credit card marketing programs.

      The increase in other expense in the first quarter was primarily related to an increase of $35 million in the legal reserve, reflecting a current assessment of corporate litigation matters.

      A reversal of previously established restructuring reserves produced a $19 million reduction in noninterest expense in the first quarter of 2000. The fourth-quarter 1999 restructuring reserve included costs associated with planned severance and lease obligations related to the shutdown of the Corporation's consumer finance branch network. The actual transaction included the sale of a 95-branch network in addition to $2.2 billion in consumer loans and included a provision for the purchaser to provide job opportunities for employees and to assume remaining lease obligations for such branches.


Applicable Income Taxes

                                         Three Months Ended March 31
                               -------------------------------------------------
(Dollars in millions)                    2000                      1999
--------------------------------------------------------------------------------
Income before income taxes.....          $991                    $1,648
Applicable income taxes........           302                       497
Effective tax rates............          30.5%                     30.2%

      Tax expense for both periods included benefits for tax-exempt income, tax-advantaged investments and general business tax credits offset by the effect of nondeductible expenses including goodwill.

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

      Compensation for assuming these risks is reflected in interest income, trading profits and fee income. In addition, these risks are factored into the allocation of capital to support various business activities, as discussed in the "Capital Management" section, beginning on page 26.

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

      The Consolidated Statement of Cash Flows, on page 32, presents data on cash and cash equivalents provided and used in operating, investing and financing activities.

      The Corporation's ability to attract wholesale funds on a regular basis and at a competitive cost is fostered by strong ratings from the major credit rating agencies. As of March 31, 2000, the Corporation and its principal banks had the following long- and short-term debt ratings.

Credit Ratings
                                                                                Senior
March 31, 2000                         Short-Term Debt                     Long-Term Debt
                               ---------------------------------    -----------------------------
                                   S & P            Moody's             S & P          Moody's
                               -------------    ----------------    -------------  --------------
The Corporation (Parent)......     A-1                P-1                A              Aa3
Principal Banks...............     A-1                P-1                A+             Aa2

      The Treasury Department is responsible for identifying, measuring and monitoring the Corporation's liquidity profile. The position is evaluated monthly by analyzing the composition of the liquid asset portfolio, performing various measures to determine the sources and stability of the wholesale purchased funds market, tracking the exposure to off-balance sheet draws on liquidity, and monitoring the timing differences in short-term cash flow obligations.

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

  The following table shows the total funding source mix for the periods indicated.


Deposits and Other Purchased Funds
                                                           March 31       December 31     September 30     June 30        March 31
(In millions)                                                2000             1999            1999          1999            1999
------------------------------------------------------------------------------------------------------------------------------------
Domestic offices
      Demand .......................................         $29,923         $31,194         $29,979         $33,881         $35,110
      Savings ......................................          65,292          64,435          65,906          64,511          63,378
      Time
         Under $100,000 ............................          23,355          22,825          22,911          22,470          23,197
         $100,000 and over .........................          16,908          14,052          12,225          11,143          11,647
Foreign offices ....................................          29,165          29,772          25,879          24,449          20,367
                                                            --------        --------        --------        --------        --------
             Total deposits ........................         164,643         162,278         156,900         156,454         153,699

Federal funds purchased and securities
  under repurchase agreements ......................          18,451          18,720          20,493          19,710          20,111
Commercial paper ...................................           2,765           3,184           3,009           2,926           3,595
Other short-term borrowings ........................          15,496          18,027          16,396          13,723          13,185
Long-term debt (1) .................................          38,753          35,435          34,735          27,728          24,988
                                                            --------        --------        --------        --------        --------
            Total other purchased funds ............          75,465          75,366          74,633          64,087          61,879
                                                            --------        --------        --------        --------        --------
            Total ..................................        $240,108        $237,644        $231,533        $220,541        $215,578
                                                            ========        ========        ========        ========        ========

------------------
(1)  Includes trust preferred capital securities.

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

      The Corporation manages its market risk through a value-at-risk measurement and control system, through stress testing and through dollar limits imposed on trading desks and individual traders. The Risk Management Committee of the Board of Directors approves the overall market risk that any line of business can assume. The primary oversight unit for market risk arising from trading and trading related activity is the Market Risk Policy and Review Department, which develops policy to monitor and limit market risk and oversees the Corporation's process for managing risk. Value-at-risk is intended to measure the maximum fair value the Corporation could lose on a trading position, given a specified confidence level and time horizon. Value-at-risk limits and exposures are monitored on a daily basis for each significant trading portfolio. Stress testing is similar to value-at-risk except that the confidence level is geared to capture more extreme, less frequent market events.

      The Corporation's value-at-risk calculation measures potential losses in fair value using a 99% confidence level and a one-day time horizon. This equates to 2.33 standard deviations from the mean under a normal distribution. This means that, on average, daily losses are expected to exceed value-at-risk one out of every 100 overnight trading days. Value-at-risk is calculated using various statistical models and techniques for cash and derivative positions, including options. Because of market relationships, the Corporation is able to recognize risk-reducing diversifications benefits across certain trading portfolios. However, the reported value-at-risk remains somewhat overstated because not all offsets and correlations are fully considered in the calculation.

      The following table shows the value-at-risk at March 31, 2000. There are no significant changes from December 31, 1999. The activities covered by the table include trading activities and other activities, including certain overseas balance sheet positions that are managed principally as trading risk.

Value-At-Risk
(In millions)                                                 March 31, 2000
                                                              --------------

Risk Type
   Interest rate.....................................                 $15
   Exchange rate.....................................                   1
   Equity............................................                   1
   Commodity.........................................                  --
   Diversification benefit...........................                  (1)
                                                                      ---
Aggregate portfolio market risk......................                 $16
                                                                      ===

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

      The Corporation's policies strictly limit which business units are permitted to assume interest rate risk. The level of interest rate risk that can be taken is closely monitored and managed by a comprehensive risk control process. The Market and Investment Risk Management Committee (the "Committee"), consisting of senior executives of the finance group, credit and market risk oversight units, and line of business units, are responsible for establishing the market risk parameters acceptable for the Corporation's ALM position. Through these parameters, the Committee balances the return potential of the ALM position against the desire to limit volatility in earnings and/or economic value. The ALM position is measured and monitored using sophisticated and detailed risk management tools, including earnings simulation modeling and economic value of equity sensitivity analysis, to capture both near-term and longer-term interest rate risk exposures. The Committee establishes the risk measures, risk limits, policy guidelines and internal control mechanisms (collectively referred to as the Interest Rate Risk Policy) for managing the overall ALM exposure. The Interest Rate Risk Policy is reviewed and approved by a committee of the Board of Directors.

      Earnings simulation analysis, or earnings-at-risk, measures the sensitivity of pretax earnings to various interest rate movements. The base-case scenario is established using the forward yield curve. The comparative scenarios assume an immediate parallel shock of the forward curve in increments of plus or minus 100 basis point rate movements. Additional scenarios are analyzed, including more gradual rising or falling rate changes and non-parallel rate shifts. The interest rate scenarios are used for analytical purposes and do not necessarily represent management's view of future market movements. This sensitivity analysis was revised in the first quarter to include the volatility inherent in the Corporation's credit card securitization interest-only strip. As a result of this methodology change, the December 31, 1999, sensitivity percentages have been revised. Estimated earnings for each scenario are calculated over a forward-looking 12-month horizon, and the risk is quoted as a percentage of projected 2000 earnings.

                                               Immediate Change
                                                   in Rates
Pretax earnings change                  -100 bp             +100 bp
                                      ----------------------------------
March 31, 2000....................        3.0%                (4.2)%
                                          ===                 =====
December 31, 1999 (revised).......        3.7%                (5.1)%
                                          ===                 =====

      Assumptions are made in modeling the sensitivity of earnings to interest rate changes. For residential mortgage whole loans, mortgage-backed securities, home equity loans and collateralized mortgage obligations, the earnings simulation model captures the expected prepayment behavior under changing interest rate environments. Additionally, the model measures the impact of interest rate caps and floors on adjustable-rate products. Assumptions and methodologies regarding the interest rate or balance behavior of indeterminate maturity products (savings, money market, NOW and demand deposits) reflect management's best estimate of expected future behavior and are continually being reviewed. Sensitivity of service fee income to market interest rate levels, such as those related to cash management products, is included as well.

      The Corporation has risk exposure at time periods beyond the 12 months captured in earnings sensitivity analysis. Management uses an economic value of equity sensitivity technique to capture the risk in both short and long-term positions. This analysis involves calculating future cash flows over the full life of all current assets, liabilities and off-balance sheet positions under different rate scenarios. The discounted present value of all cash flows represents the Corporation's economic value of equity. The sensitivity of this value to shifts in the yield curve allows management to measure longer-term repricing and option risk in the portfolio. Interest rate risk in trading activities and other activities, including certain overseas balance sheet positions, is managed principally as trading risk.

      Access to the derivatives market is an important element in maintaining the Corporation's desired interest rate risk position. In general, the assets and liabilities generated through ordinary business activities do not naturally create offsetting positions with respect to repricing, basis or maturity characteristics. Using off-balance sheet instruments, principally plain vanilla interest rate swaps (ALM swaps), the interest rate sensitivity of specific on-balance sheet transactions, as well as pools of assets, is adjusted to maintain the desired interest rate risk profile. At March 31, 2000, the notional value of ALM interest rate swaps totaled $19.2 billion, including $17.5 billion against specific transactions and $1.7 billion against specific pools of assets.

Asset and Liability Management Derivatives - Notional Principal

                                                        Receive Fixed             Pay Fixed                 Basis
                                                        Pay Floating           Receive Floating             Swaps
(In millions)                                           ------------           ----------------             -----         Total
March 31, 2000                                      Specific       Pool     Specific        Pool   Specific        Pool   Swaps
                                                    --------       ----     --------        ----   --------        ----   -----
---------------------------------------------------------------------------------------------------------------------------------
Swaps associated with:
    Loans........................................     $   --      $680       $  288        $  926     $ --       $ --    $  1,894
    Investment securities........................         --        --           --           121       --         --         121
    Deposits.....................................         675       --           --            --       --         --         675
    Funds borrowed (including long-term debt)....       9,318       --        7,207            --       60         --      16,585
                                                      -------     ----       ------        ------     ----        ---    --------

          Total..................................     $ 9,993     $680       $7,495        $1,047     $ 60       $ --    $ 19,275
                                                      =======     ====       ======        ======     ====       ====    ========

Other ALM contracts (1)..........................                                                                        $  1,551
                                                                                                                         ========

---------------
 (1) Primarily reflects the use of interest rate futures contracts to hedge investment securities.

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

      The notional amounts, expected maturity, and weighted-average pay and receive rates for the ALM swap position at March 31, 2000, are summarized in the following table. For generic swaps, the maturities are contractual. In the table, the variable interest rates--which generally are the prime rate, federal funds rate or the one-month, three-month and six-month London interbank offered rates ("LIBOR") in effect on the date of repricing--are assumed to remain constant. However, interest rates will change and consequently will affect the related weighted-average information presented in the table.

Asset and Liability Management Swaps--Maturities and Rates
March 31, 2000
(Dollars in millions)                              2000        2001       2002       2003       2004      Thereafter      Total
                                                   ----        ----       ----       ----       ----      ----------      -----
---------------------------------------------------------------------------------------------------------------------------------
Receive fixed/pay floating swaps
     Notional amount ......................      $7,829       $1,019     $   --      $   25    $   --       $1,800       $10,673
     Weighted average
       Receive rate .......................        5.97%        6.38%        --%       7.61%       --%        6.83%         6.16%
       Pay rate ...........................        6.20%        6.16%        --%       6.19%       --%        6.18%         6.20%
Pay fixed/receive floating swaps
     Notional amount ......................      $  526       $   44     $2,850      $1,337    $2,801       $  984       $ 8,542
     Weighted average
       Receive rate .......................        6.21%        6.20%      6.22%       6.25%     6.16%        6.19%         6.20%
       Pay rate ...........................        5.99%        7.18%      6.86%       7.11%     6.74%        6.77%         6.80%
Basis swaps
    Notional amount .......................      $   --       $   50     $   --      $   --    $   10       $   --       $    60
                                                 ------       ------     ------      ------    ------       ------       -------
Total notional amount .....................      $8,355       $1,113     $2,850      $1,362    $2,811       $2,784       $19,275
                                                 ======       ======     ======      ======    ======       ======       =======

Foreign Exchange Risk Management

      Whenever possible, foreign currency-denominated assets are funded with liability instruments denominated in the same currency. If a liability denominated in the same currency is not immediately available or desired, a forward foreign exchange on cross-currency swap contract is used to fully hedge the risk due to cross-currency funding.

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

      Customer transactions create credit exposure that is reported both on and off the balance sheet. On-balance sheet credit exposure includes such items as loans. Off-balance sheet credit exposure includes unfunded credit commitments and other credit-related financial instruments. Credit exposures resulting from derivative financial instruments are reported both on and off the balance sheet; see pages 24-25 for more details.

Selected Statistical Information

                                                        March 31      December 31    September 30       June 30        March 31
(Dollars in millions)                                     2000           1999            1999             1999           1999
----------------------------------------------------------------------------------------------------------------------------------
At period-end
   Loans outstanding.................................    $168,078      $163,877        $158,143       $157,464         $154,850
   Nonperforming loans...............................       1,093         1,053           1,027          1,032            1,031
   Other, including other real estate owned..........          97           106             113            105              117
   Nonperforming assets..............................       1,190         1,159           1,140          1,137            1,148
   Allowance for credit losses.......................       2,338         2,285           2,252          2,250            2,270
   Nonperforming assets/related assets...............        0.71%         0.71%           0.72%          0.72%            0.74%
   Allowance for credit losses/loans outstandings....        1.39          1.39            1.42           1.43             1.47
   Allowance for credit losses/nonperforming loans...         214           217             219            218              220

For the three months ended
   Average loans.....................................    $167,423      $160,594        $157,967       $155,496         $153,271
   Net charge-offs...................................         266           383             267            275              281
   Net charge-offs/average loans.....................        0.64%         0.95%           0.68%          0.71%            0.73%

      For analytical purposes, the Corporation's portfolio is divided into commercial, consumer and credit card segments.

Loan Composition
                                                                 March 31     December 31    September 30   June 30     March 31
(In millions)                                                      2000          1999            1999         1999        1999
------------------------------------------------------------------------------------------------------------------------------------

Commercial
     Domestic
         Commercial........................................      $ 60,253        $ 59,070      $ 56,789     $ 54,741    $ 53,005
         Real estate
            Construction...................................         5,824           5,836         5,694        5,441       5,172
            Other..........................................        19,500          18,817        18,566       18,114      17,927
         Lease financing...................................         5,597           5,562         5,630        5,547       5,304
     Foreign...............................................         6,925           7,067         6,504        5,880       6,173
                                                                 --------        --------      --------     --------    --------
              Total commercial.............................        98,099          96,352        93,183       89,723      87,581
Consumer
         Residential real estate (1).......................        33,999          32,313        29,211       27,217      25,943
         Automotive (2)....................................        23,371          23,567        20,990       21,820      20,942
         Other.............................................         7,717           7,608         8,743       10,576      10,984
                                                                 --------        --------      --------     --------    --------
               Total consumer..............................        65,087          63,488        58,944       59,613      57,869
Credit card................................................         4,892           4,037         6,016        8,128       9,400
                                                                 --------        --------      --------     --------    --------
               Total.......................................      $168,078        $163,877      $158,143     $157,464    $154,850
                                                                 ========        ========      ========     ========    ========

------------------
(1)   Includes first mortgages and home equity loans.
(2)   Includes auto lease receivables.

Nonperforming Assets

      At March 31, 2000, nonperforming assets totaled $1.190 billion, compared with $1.159 billion in December 31, 1999. Nonperforming assets at March 31, 2000, included $1.093 billion of nonperforming loans and $97 million of other nonperforming assets, including other real estate owned. Nonperforming assets remain below 1% of total loans and other nonperforming assets.

                                                      March 31     December 31     September 30         June 30        March 31
(Dollars in millions)                                   2000          1999             1999               1999           1999
------------------------------------------------------------------------------------------------------------------------------------

Nonperforming loans.......................            $1,093           $1,053           $1,027           $1,032          $1,031
Other, including other real estate owned..                97              106              113              105             117
                                                      ------           ------           ------           ------          ------
            Total nonperforming assets....            $1,190           $1,159           $1,140           $1,137          $1,148
                                                      ======           ======           ======           ======          ======
Nonperforming assets/related assets.......              0.71%            0.71%            0.72%            0.72%           0.74%
                                                      ======           ======           ======           ======          ======

Consumer Risk Management

      Consumer risk management uses advanced risk assessment tools across each of the consumer lines of business, including credit cards, loans secured by real estate, automobile loans and leases, and other unsecured loans. With these tools, product and price offerings are targeted to best match the consumer risk profile.

      Management continues to proactively manage the risk/reward relationship of each consumer product loan portfolio segment, such that profitability targets and required rates of return on investments are achieved.

Consumer and Credit Card Loans

      Consumer loans consist of credit card receivables as well as loans secured by residential real estate, automobile financing, and other forms of secured and unsecured consumer installment credit. Excluding securitized receivables, the consumer and credit card loan portfolio totaled $70.0 billion at March 31, 2000, an increase of 4% compared to both December 31, 1999 and a year ago. Including securitized credit card receivables, the consumer portfolio declined slightly from year-end 1999.

                                         March 31          December 31         September 30          June 30          March 31
(In millions)                              2000               1999                 1999               1999              1999
---------------------------------------------------------------------------------------------------------------------------------
Credit card...................           $  4,892            $  4,037             $  6,016          $  8,128          $  9,400
Residential real estate (1)...             33,999              32,313               29,211            27,217            25,943
Automotive (2)................             23,371              23,567               20,990            21,820            20,942
Other consumer ...............              7,717               7,608                8,743            10,576            10,984
                                         --------            --------             --------          --------          --------
      Total owned.............             69,979              67,525               64,960            67,741            67,269
Securitized credit card.......             61,595              65,319               63,974            61,331            58,964
                                         --------            --------             --------          --------          --------
      Total managed...........           $131,574            $132,844             $128,934          $129,072          $126,233
                                         ========            ========             ========          ========          ========

Managed credit card...........            $66,487             $69,356              $69,990           $69,459           $68,364
                                          =======             =======              =======           =======           =======

---------------
(1)  Includes first mortgages and home equity loans.
(2)  Includes auto lease receivables.

Managed Credit Card Receivables                                                   Three Months Ended
                                                     March 31      December 31     September 30      June 30        March 31
(Dollars in millions)                                  2000            1999            1999           1999            1999
-----------------------------------------------------------------------------------------------------------------------------------
Average balances
   Credit card loans..........................          $ 4,332       $ 4,526          $ 6,905         $ 8,520        $ 9,036
   Securitized credit card receivables........           62,763        64,152           62,248          60,427         60,108
                                                        -------       -------          -------         -------        -------
      Total average credit card receivables...          $67,095       $68,678          $69,153         $68,947        $69,144
                                                        =======       =======          =======         =======        =======

Total net charge-offs (including
   securitizations)...........................             $969        $1,119             $921            $905           $845
                                                           ====        ======             ====            ====           ====

Net charge-offs/average total receivables.....             5.78%        6.52% (1)         5.33%           5.25%          4.89%

Credit card delinquency rate at period end
   30 or more days............................           4.08          4.57             4.74             4.30           4.51
   90 or more days............................           1.91          2.13             2.07             1.96           2.06

------------------
(1) Ratio includes $183 million of securitized charge-offs taken in the fourth quarter of 1999, related to the early adoption of certain of the FFIEC's new consumer charge-off guidelines.

      Managed credit card receivables (i.e., those held in the portfolio and those sold to investors through securitization) were $66.5 billion at March 31, 2000, down modestly from both year-end 1999 and a year ago.

      The managed credit card net charge-off rate for the first quarter of 2000 decreased to 5.78% from 6.52% in the fourth quarter of 1999. In the 1999 fourth quarter, the Corporation conformed its credit card charge-off policy with the adoption of specific guidelines of the Federal Financial Institutions Examination Council ("FFIEC") for charge-off recognition policies-namely recognizing bankruptcy and deceased charge-offs within 60 days of notification. Without conforming such practices, the fourth quarter 1999 ratio would have been 5.45%. The 30- and 90-day delinquency rates at March 31, 2000, decreased from those experienced in the prior quarter and the year-ago period.

      Account attrition and the seasoning of the 1998 loan portfolio vintages were primarily responsible for the increase in the charge-off rate in the first quarter of 2000 from the normalized fourth quarter of 1999 rate. While overall credit quality is projected to remain reasonably stable in 2000, reported net charge-off rates are anticipated to increase over the remainder of the year, reflecting in part the impact of the adoption of the remaining FFIEC charge-off quidelines and the seasoning of the portfolio. Consumer debt service burdens are likely to increase in the coming months in response to rising interest rates. However, a strong employment environment, coupled with real wage gains, has contributed to generally strong consumer cash flows to date. Personal bankruptcies are modestly lower than year-ago levels, but bankruptcy filings remain at historically high levels. Competition for new creditworthy customers remains intense. Management continues to review credit limits, close high-risk unprofitable accounts, monitor authorization criteria, and review policies and procedures for delinquency management and related collection activities.



Other Consumer Loans                                                       Three Months Ended
                                             March 31        December 31      September 30       June 30         March 31
(Dollars in millions)                          2000             1999              1999            1999            1999
------------------------------------------------------------------------------------------------------------------------------
Average balances....................           $65,118         $62,577            $59,876         $58,065          $57,177
Total net charge-offs...............               123             256                 93              89              120
Net charge-offs/average balances....             0.76%           1.64% (1)          0.62%           0.61%            0.84%

-------------
(1) Ratio includes $143 million of consumer charge-offs taken in the fourth quarter of 1999, related to the early adoption of certain of the FFIEC's new consumer charge-off guidelines.

      Other consumer loans, primarily loans secured by real estate as well as auto loans and leases, continued to exhibit acceptable credit quality. The net charge-off rate for the first quarter of 2000 was 0.76%, down from 1.64% in the fourth quarter of 1999. During the fourth quarter of 1999, $143 million in charge-offs were recorded associated with the adoption of FFIEC charge-off recognition policies for secured lending products. Absent this one-time impact, the net charge-off rate for the fourth quarter of 1999 would have been 0.72%. During the first quarter of 2000, the Corporation sold $2.2 billion in higher risk profile real estate secured loans, consistent with the Corporation's objective to focus on its core business franchise of higher credit quality borrowers. The remaining composition of the consumer loan portfolio provides broad diversification of risk from both a product and geographic perspective. Credit quality is expected to remain stable in 2000, with net charge-off rates generally in line with the averages experienced over the last several quarters, excluding the $143 million impact related to the adoption of FFIEC charge-off guidelines in the fourth quarter of 1999. The absolute level of charge-off dollars is likely to increase as the portfolio matures, but charge-off rate increases should remain modest.

Commercial Risk Management

      The commercial credit portfolio includes all domestic and foreign commercial credit exposure. Credit exposure includes the credit risks associated with both on- and off-balance sheet financial instruments.

      In the commercial portfolio, borrowers/transactions are assigned specific risk ratings based upon an established underwriting and approval process. Risk ratings are reviewed periodically and revised, if needed, to reflect, the borrower's/transaction's current risk profile. The lower categories of credit risk are equivalent to the four bank regulatory classifications: Special Mention, Substandard, Doubtful and Loss.

      Commercial loans increased to $98.1 billion at March 31, 2000, from $96.4 billion at December 31, 1999. Commercial net charge-offs increased to $84 million, or 0.34% of average loans, in the first quarter of 2000, compared with $71 million, or 0.30%, in the fourth quarter of 1999. Nonperforming commercial loans increased $40 million to $1.093 billion at March 31, 2000, from 1.053 billion at December 31, 1999. The Corporation anticipates an increase in nonperforming commercial loans in the near term.

      The Corporation also conducts an asset-by-asset review of significant lower-rated credit or country exposure each quarter. Potential losses are identified during this review, and reserves are adjusted accordingly.

Commercial Real Estate

      Commercial real estate is the largest product category in the commercial portfolio and consists primarily of loans secured by real estate as well as certain loans that are real estate-related. A loan is categorized as real estate-related when 80% or more of the borrower's revenues are derived from real estate activities and the loan is not collateralized by cash or marketable securities. This segment is geographically diversified primarily in the states in which the Corporation operates.

      At March 31, 2000, commercial real estate loans totaled $25.3 billion, or 26% of commercial loans, compared with $24.7 billion or 26% of commercial loans at year-end 1999.

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


Analysis of Allowance for Credit Losses
                                        March 31         December 31         September 30          June 30           March 31
(In millions)                             2000               1999                1999                1999               1999
------------------------------------------------------------------------------------------------------------------------------------


Balance, beginning of period......         $2,285             $2,252             $2,250               $2,270             $2,271
Provision for credit losses.......            362                416                277                  275                281
Charge-offs
     Commercial...................            106                109                112                  106                 83
     Consumer.....................            171                291                138                  134                172
     Credit card..................             61                 68                 92                  114                112
                                        ---------           --------          ---------            ---------          ---------
            Total charge-offs.....            338                468                342                  354                367
Recoveries
     Commercial...................             22                 38                 21                   25                 20
     Consumer.....................             48                 35                 45                   45                 52
     Credit card..................              2                 12                  9                    9                 14
                                        ---------           --------        -----------          -----------          ---------
            Total recoveries......             72                 85                 75                   79                 86
Net charge-offs...................            266                383                267                  275                281
Other.............................            (43)                --                 (8)                 (20)                (1)
                                        ---------            -------          ---------           ----------          ---------
Balance, end of period............         $2,338             $2,285             $2,252               $2,250             $2,270
                                           ======             ======             ======               ======             ======

      Other reductions in the allowance for credit losses primarily represent the allocable credit reserves associated with completed consumer loan sales, including securitization transactions. Substantially all of the other $43 million reserve reduction in the 2000 first quarter related to the Corporation's sale of $2.2 billion in consumer finance loans.

      Line of business reserve tests are based on empirical analysis of historical delinquency and loss experience for on- and off-balance sheet loan exposure. They are also based on application of approved charge-off policies, recovery policies, actual quarter end balances/exposures and current portfolio performance trends. A corporate unallocated (subjective) reserve based on management's judgment and supported, in part, by portfolio stress testing is also maintained. Securitized or held-for-sale loans, including credit card receivables, are not subject to the reserve process.

      The allowance for credit losses is intended to be an estimate of inherent losses in an existing portfolio at a point in time. Management bases its assessment of inherent losses on the expected default rate in the portfolio over a defined future time horizon and the expected loss rate in the event of default, considering the existence of collateral where appropriate.

      It is Corporate Risk Management's responsibility to recommend a reserve and provision that result in adequate coverage of inherent losses within the Corporation's credit portfolios. Corporate Risk Management's assessment is based on:

 .    Review and acceptance, or modification, of line of business reserve tests that estimate probable losses inherent in various portfolio segments using empirical methodologies.

 .    Determination of subjective or unallocated reserves based on management's judgment of factors not fully captured in line of business reserve tests.

Allocated Reserves

      The Corporation employs several different methodologies for estimating allocated reserves. Methodologies are determined based upon a number of factors, including type of asset (consumer installment versus commercial loan), risk measurement parameters (delinquency status and bureau score versus commercial risk rating), and risk management and collection process (retail collection center versus centrally managed work out units). Reserving methodologies generally fall into one of the following categories:

 .    Empirically driven calculated reserves based on probable loss.

 .    Asset-specific reserves based, in part, on loan-specific analysis of collateral coverage.

      For each of the consumer portfolios, including the credit card portfolio, reserves are established based on a statistical analysis of inherent loss over discrete periods of time. The analysis reviews historical losses, vintage performance, delinquencies and other risk characteristics of the various consumer products to estimate expected losses. These factors and analysis are updated on a quarterly basis.

      During the 1999 fourth quarter, the Corporation refined its measurement process for estimating probable losses for its consumer product portfolio segments. To refine the process, the Corporation evaluated a variety of factors including recent loss experience in the consumer portfolios, changes in origination sources, portfolio seasoning and underlying credit practices, including charge-off policies. As a part of this refinement process, the Corporation adopted certain of the FFIEC's new consumer charge-off guidelines, some of which require charge-offs to be recorded sooner than they would be under the Corporation's previous standards. The adoption of these guidelines resulted in net charge-offs of $143 million during the fourth quarter of 1999. As a result of these policy changes and the assessment of the other relevant factors, management determined that an increased provision of $176 million was required in the fourth quarter of 1999 to maintain the reserve at an adequate level to absorb inherent losses. The Corporation does not anticipate that this one-time recalibration is indicative of ongoing credit provisions or net charge-offs in these consumer product portfolio segments. The Corporation continues to make periodic assessments of its probable loss measurement process, and based on current facts and economic conditions, does not believe significant near-term increases to the provision will be required.

      For the commercial portfolio, the Corporation conducts a two-part test. First, significant credits that have a risk rating equivalent to the bank regulatory classifications of substandard, doubtful and loss are formally reviewed each quarter and asset-specific reserves are established as appropriate. Second, inherent losses for the remaining commercial portfolio are estimated by assigning a specific reserve factor to each risk category of the portfolio based on a statistical analysis of historical loss experience over a discrete period of time. As the Corporation continues to gather more refined historical loss statistics for the merged Corporation, it will continue to refine its process to estimate inherent losses in the commercial portfolio.

Unallocated Reserves

      Unallocated reserves are established based on management's judgment in order to appropriately reflect the presence of indicators of inherent losses that are not fully reflected in the historical loss information and analysis used in the development of allocated reserves. The factors considered in establishing the unallocated reserve include: nonperforming, charge-off, delinquency and portfolio growth and concentration trends, portfolio stress testing and the likely impact of known changes in the economy or other events that may affect loss performance.

      Portfolio stress testing has been conducted on the commercial portfolio since the first quarter of 1999. These tests are conducted to estimate a range of expected loss resulting from observed deterioration in certain industry sectors of the economy and/or the Corporation's downside macroeconomic forecast.

      Corporate Risk Management also uses third party information and analysis to validate internal measures of credit quality and reserve adequacy. The line of business reserve tests, portfolio stress testing, and third party information and analysis all contribute to the establishment of reference points used in evaluating the adequacy of the total reserve.

Composition of Allowance for Credit Losses

      While the allowance for credit losses is available to absorb credit losses in the entire portfolio, the tables below present an estimate of the allowance for credit losses allocated by loan type and the percentage of loans in each category to total loans.

                               March 31            December 31        September 30            June 30                March 31
 (Dollars in millions)           2000                 1999               1999                  1999                   1999
                          -------------------  ------------------- -------------------   -------------------   ---------------------

Commercial................ $   987       42%    $   972       43%   $   894       40%     $   919       41%     $   934        41%
Consumer..................     514       22         486       21        394       17          419       19          428        19
Credit card...............     148        6         148        6        184        8          201        9          200         9
Unallocated                    689       30         679       30        780       35          711       31          708        31
                           -------     ----     -------     ----    -------     ----      -------     ----      -------      ----
            Total......... $ 2,338      100%    $ 2,285      100%   $ 2,252     100%      $ 2,250      100%     $ 2,270       100%
                           =======     ====     =======     ====    =======     ====      =======     ====      =======      ====

Percentage of loans
  to total loans
    Commercial............             58%                    59%                  59%                   57%                   57%
    Consumer..............             39                     39                   37                    38                    37
    Credit card...........              3                      2                    4                     5                     6
                                     ----                   ----                 ----                  ----                  ----
            Total.........            100%                   100%                 100%                  100%                  100%
                                     ====                   ====                 ====                  ====                  ====

      The increase in the allowance for credit losses in the first quarter of 2000 related to growth in the commercial and consumer portfolios as well as deterioration in the commercial portfolio. The Corporation anticipates a continuing deterioration in the commercial portfolio segment.


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

Income Resulting from Derivative Financial Instruments

      The Corporation uses interest rate derivative financial instruments to reduce structural interest rate risk and the volatility of net interest margin. Net interest margin reflects the effective use of these derivatives. Without their use, net interest income would have been lower by $11 million in the first quarter of 2000 and lower by $64 million in the first quarter of 1999.

      Deferred gains, net of deferred losses, on interest rate swaps terminated early or dedesignated as ALM derivatives totaled $105 million as of March 31, 2000. This amount will be amortized as an adjustment to interest income or expense on the linked interest rate exposure position. The net adjustment will be $51 million in 2000, $47 million in 2001, $24 million in 2002 and $(17) million thereafter.

Credit Exposure Resulting from Derivative Financial Instruments

      The Corporation maintains risk management policies that monitor and limit exposure to credit risks. For a further discussion of credit risks, see the "Credit Risk Management" section, beginning on page 18.

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

                                                                 March 31              December 31
 (In millions)                                                     2000                    1999
-------------------------------------------------------------------------------------------------------
Gross replacement cost........................................    $11,068                 $12,254
   Less: Adjustment due to master netting agreements..........     (7,812)                 (8,895)
                                                                 --------                --------
Current credit exposure.......................................      3,256                   3,359
Unrecognized net (gains) losses due to nontrading activity....        (49)                     13
                                                                 --------                --------
Balance sheet exposure........................................   $  3,207                $  3,372
                                                                 ========                ========

      Current credit exposure represents the total loss that the Corporation would have suffered had every counterparty been in default on those dates. These amounts are reduced by the unrealized and unrecognized gains and losses on derivatives used in asset and liability management activities to arrive at the balance sheet exposure.

                              LOAN SECURITIZATIONS

     The Corporation transforms loans into securities, which are sold to investors, a process referred to as securitization. The Corporation primarily securitizes credit card receivables, but also securitizes home equity loans and other consumer assets. In a credit card securitization, a designated pool of credit card receivables is removed from the balance sheet and a security is sold to investors entitling them to receive specified cash flows during the life of the security. The Corporation receives (1) fees for servicing the receivables, and (2) net interest revenue, which includes the contractual interest and yield-related fees on the receivables less the interest paid to the investors, net credit losses and servicing fees.

     The Corporation maintains an undivided, pro rata interest in the credit card securitized assets, referred to as seller's interest, which is generally equal to the pool of assets included in the securitization less the investors' portion of those assets. As the amount of the loans in the securitized pool fluctuates due to customer payments, purchases, cash advances, and credit losses, the amount of the seller's interest will vary. This seller's interest is classified on the balance sheet as investment securities--available for sale.

     The following represents the balance sheet impact of the Corporation's credit card securitizations at March 31, 2000 (in millions):

Owned credit card loans..........................................       $ 4,892
Seller's interest in credit card loans (investment securities)...        17,427
                                                                        -------
Total credit card loans reflected on balance sheet...............        22,319
Securities sold to investors and removed from balance sheet......        44,168
                                                                        -------
Managed credit card loans........................................       $66,487
                                                                        =======

     At the time the Corporation enters into a securitization, an interest-only strip asset is recognized and the resulting gain or loss on sale is recorded in noninterest income as other income. The interest-only strip represents the present value of the net interest revenue related to the securitized loans and is also classified as investment securities--available for sale. During the revolving period of a credit card securitization, an additional gain is recognized each month over the life of the transaction as additional receivables are sold. The interest-only strip is reduced as the securities sold to investors are repaid.

     Certain estimates are used in determining the fair value of the interest-only strip, including net interest revenues, receivable lives and the discount rate. The components of net interest revenues, which are estimated, include finance charge and fee revenue (excluding interchange income) generated by the securitized loans in excess of interest paid to investors, related net credit losses and servicing fees. The resulting expected cash flows over the lives of the receivables are discounted to determine the fair value. Such estimates and assumptions are subject to change and, accordingly, the Corporation may not recover all of the recorded investment of the interest-only strips. See the discussion on page 11 for additional details. The receivables in each trust have unique attributes; thus the interest-only strip related to each trust is evaluated separately. The weighted-average assumptions used to estimate the fair value of interest-only strip related to credit card securitizations as of March 31, 2000, were as follows:

Net interest revenue (including net credit losses of 6.47% per annum).  2.75%
Receivables lives..................................................... 6 months
Discount rate.........................................................  10.00%

     Seller's interest resulting from credit card securitizations is recorded at fair value using a present value approach; the assumptions are consistent with the valuation of the interest-only strip. At March 31, 2000, the estimated fair value of seller's interest and interest-only strip from credit card securitizations were as follows:

(In millions)
Seller's interest...................................................... $17,452
Interest-only strips...................................................     593

     Credit enhancements associated with credit card securitizations, such as cash collateral or spread accounts, total $275 million at March 31, 2000, and are classified on the balance sheet as other assets. A servicing asset or liability is not generally recognized in a credit card securitization since the Corporation receives adequate compensation relative to current market servicing prices to service the receivables sold. Transaction costs in credit card securitizations are typically deferred and amortized over the life of the security as a reduction of noninterest income. Other securitization transaction costs are included in the gain or loss on sale.

     The asset values of seller's interest, interest-only strip and credit enhancements are periodically reviewed for other-than-temporary impairment.

                         YEAR 2000 READINESS DISCLOSURE

      The Corporation incurred total Year 2000 readiness costs of approximately $344 million over the life of the project.

      The Corporation had an uneventful transition to the Year 2000. The Corporation's systems, equipment and facilities continued and continue to function normally through the transition and into Year 2000. Normal products and services of the Corporation have been available to customers throughout such time, and the Corporation experienced no significant impact from the Year 2000 readiness status of external entities.

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

Economic Capital

      An important aspect of risk management and performance measurement is the ability to evaluate the risk and return of a business unit, product or customer consistently across all lines of business. The Corporation's economic capital framework facilitates this standard measure of risk and return. Business units are assigned capital consistent with the underlying risks of their product set, customer base and delivery channels. The following principles are inherent in the capital attribution employed:

 .    An equal amount of capital is assigned for each measured unit of risk.

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

      Four forms of risk are measured--credit, market, operational and lease residual. Credit risk capital is determined through an analysis of both historical loss experience and market expectations. Market risk capital is set consistent with exposure limits established by the Corporation's risk oversight committees. Operational risk capital incorporates event and technology risks, as well as the general business risks arising from operating leverage. The operating risk evaluation process involves an examination of various risk factors that contribute to a greater likelihood of loss due to business failure, fraud or processing error. Finally, lease residual risk capital covers the potential for losses arising from the disposition of assets returned at the end of lease contracts. This price risk is analyzed based upon historical loss experiences and market factors, as well as by reviewing event-specific scenarios.

      The capital attributions in the "Business Segments" section, beginning on page 2, were developed through this process.

Selected Capital Ratio Review

      The Corporation aims to maintain regulatory capital ratios, including those of its principal banking subsidiaries, in excess of the well-capitalized guidelines under federal banking regulations. The Corporation has maintained a well-capitalized regulatory position over the past five quarters.

      The tangible common equity to managed assets ratio is also monitored, with a current target range of 5-7%. This ratio adds securitized credit card loans to reported total assets and is calculated net of total intangible assets.

                                                                                                                           Well-
Selected Capital Ratios                                                                                                  Capitalized
                                              March 31   December 31   September 30   June 30    March 31    Corporate   Regulatory
                                                2000         1999          1999         1999       1999       Targets    Guidelines
------------------------------------------------------------------------------------------------------------------------------------

Risk-based capital ratios (1)
       Tier 1...............................    7.7%         7.7%           7.7%         8.1%       8.2%         -              6.0%

       Total................................   10.6         10.7           10.8         11.4       11.7          -             10.0
Leverage ratio (1)(2).......................    7.7          7.7            7.9          8.1        8.0          -              3.0
Tangible common equity/
   tangible managed assets..................    5.7          5.7            5.7          6.2        6.3         5-7%              -
Double leverage ratio (1)...................    111          112            110          107        107    less than or          -
                                                                                                            equal to 120%
Dividend payout ratio.......................     70          117             53           51         44        35-40%             -
Common equity/total assets .................    7.4          7.4            7.5          8.1        8.3          -                -
Stockholders' equity/total assets...........    7.4          7.5            7.6          8.2        8.4          -                -

--------
(1)  Includes trust preferred capital securities.
(2)  Minimum regulatory guideline is 3.0%.

      The components of the Corporation's regulatory risk-based capital and risk-weighted assets are shown below:

                                                                 March 31                December 31                  March 31
(In millions)                                                      2000                      1999                       1999
------------------------------------------------------------------------------------------------------------------------------------

Regulatory risk-based capital
Tier 1 capital.......................................            $  20,573                $  20,247                   $  20,148
Tier 2 capital.......................................                7,899                    7,967                       8,563
                                                                 ---------                ---------                   ---------
     Total capital...................................            $  28,472                $  28,214                   $  28,711
                                                                 =========                =========                   =========
Total risk-weighted assets...........................            $ 268,339                $ 263,169                   $ 246,097
                                                                 =========                =========                   =========

      In deriving Tier 1 and total capital, goodwill and other nonqualifying intangible assets are deducted as shown below.

Intangible Assets

                                                                               March 31          December 31           March 31
(In millions)                                                                    2000               1999                 1999
------------------------------------------------------------------------------------------------------------------------------------

Goodwill..........................................................             $    916           $    934             $  1,048
Other nonqualifying intangibles...................................                  637                669                  691
                                                                               --------           --------             --------
     Subtotal.....................................................                1,553              1,603                1,739
Qualifying intangibles............................................                  555                583                  716
                                                                               --------           --------             --------
     Total intangibles............................................             $  2,108           $  2,186             $  2,455
                                                                               ========           ========             ========

Dividends

      The Corporation's common dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain an adequate capital level and alternative investment opportunities. The common dividend payout ratio is targeted in the range of 35% to 40% of earnings over time; however, the Corporation expects its near-term payout ratio to be in the 40%-60% range. On April 18, 2000, the Corporation declared its quarterly common cash dividend of $0.42 per share, payable July 1, 2000.

Double Leverage

      Double leverage is the extent to which the Corporation's debt is used to finance investments in subsidiaries. Currently, double leverage is targeted at no more than 120% at any time. Double leverage was 111% at March 31, 2000, and 112% at December 31, 1999. Trust Preferred Capital Securities of $1.578 billion, at March 31, 2000, and December 31, 1999, were included in capital for purposes of this calculation.

Stock Repurchase Program and Other Capital Activities

      On May 18, 1999, the Corporation's Board of Directors authorized the purchase of up to 65 million shares of the Corporation's common stock. As of March 31, 2000, the Corporation had purchased 36.6 million shares of common stock at an average price of $44.95 per share. During the quarter, no shares were repurchased under the authorized plan.

                           CONSOLIDATED BALANCE SHEET
                      BANK ONE CORPORATION and Subsidiaries


                                                                                            March 31     December 31    March 31
  (Dollars in millions)                                                                       2000          1999          1999
                                                                                          ------------------------------------------

Assets
Cash and due from banks................................................................... $   15,267    $   16,076   $   13,854
Interest-bearing due from banks...........................................................      8,105         6,645        4,130
Federal funds sold and securities under resale agreements.................................     10,998         9,782        9,209
Trading assets............................................................................      5,587         7,952        5,660
Derivative product assets.................................................................      3,207         3,372        4,510
Investment securities.....................................................................     47,459        47,912       44,565
Loans (net of unearned income-$3,302, $4,075, $3,826, respectively)
         Commercial.......................................................................     98,099        96,352       87,581
         Consumer.........................................................................     65,087        63,488       57,869
         Credit card......................................................................      4,892         4,037        9,400
Allowance for credit losses...............................................................     (2,338)       (2,285)      (2,270)
                                                                                           ----------    ----------   ----------
         Loans, net.......................................................................    165,740       161,592      152,580
Bank premises and equipment, net..........................................................      3,266         3,317        3,235
Customers' acceptance liability...........................................................        493           366          354
Other assets..............................................................................     12,886        12,411       12,305
                                                                                           ----------    ----------   ----------
                        Total assets...................................................... $  273,008    $  269,425   $  250,402
                                                                                           ==========    ==========   ==========
Liabilities
Deposits
         Demand........................................................................... $   29,923    $   31,194   $   35,110
         Savings..........................................................................     65,292        64,435       63,378
         Time.............................................................................     40,263        36,877       34,844
         Foreign offices..................................................................     29,165        29,772       20,367
                                                                                           ----------    ----------   ----------
                        Total deposits....................................................    164,643       162,278      153,699
Federal funds purchased and securities under repurchase agreements........................     18,451        18,720       20,111
Other short-term borrowings...............................................................     18,261        21,211       16,780
Long-term debt............................................................................     37,175        33,857       23,985
Guaranteed preferred beneficial interest in the Corporation's junior subordinated debt....      1,578         1,578        1,003
Acceptances outstanding...................................................................        493           366          354
Derivative product liabilities............................................................      3,100         3,332        4,772
Other liabilities.........................................................................      9,036         7,993        8,638
                                                                                           ----------    ----------   ----------
                        Total liabilities.................................................    252,737       249,335      229,342
Stockholders' Equity
Preferred stock...........................................................................        190           190          190
Common stock - $0.01 par value............................................................         12            12           12
Number of common shares (in thousands):       3/31/00          12/31/99         3/31/99
                                            -------------    -------------    -----------
Authorized..............................     2,500,000        2,500,000       2,500,000
   Issued...............................     1,181,386        1,182,121       1,180,473
   Outstanding..........................     1,152,289        1,147,343       1,180,473
Surplus...................................................................................    10,679         10,799       10,734
Retained earnings.........................................................................    11,242         11,037       10,179
Accumulated other adjustments to stockholders' equity.....................................      (358)          (263)          96
Deferred compensation.....................................................................      (165)          (118)        (151)
Treasury stock at cost, 29,097,000, 34,778,000 and -0- shares, respectively...............    (1,329)        (1,567)         --
                                                                                          ----------     ----------   ----------
                        Total stockholders' equity........................................    20,271         20,090       21,060
                                                                                          ----------     ----------   ----------
                        Total liabilities and stockholders' equity........................$  273,008     $  269,425   $  250,402
                                                                                          ==========     ==========   ==========

         The accompanying notes are an integral part of this statement.

                          CONSOLIDATED INCOME STATEMENT
                      BANK ONE CORPORATION and Subsidiaries


                                                                                Three Months Ended
                                                                                     March 31
(In millions, except per share data)                                        2000                  1999
                                                                     ---------------------------------------
Interest Income
Loans, including fees................................................        $3,596              $3,192
Bank balances........................................................           102                  57
Federal funds sold and securities under resale agreements............           124                 106
Trading assets.......................................................           127                  96
Investment securities--taxable.......................................           699                 699
Investment securities--tax-exempt....................................           105                  46
                                                                             -------            --------
            Total....................................................         4,753               4,196

Interest Expense
Deposits.............................................................         1,389               1,122
Federal funds purchased and securities under repurchase agreements...           266                 246
Other short-term borrowings..........................................           298                 198
Long-term debt.......................................................           607                 350
                                                                            -------             -------
            Total....................................................         2,560               1,916

Net Interest Income..................................................         2,193               2,280
Provision for credit losses..........................................           362                 281
                                                                            -------             -------
Net Interest Income after Provision for Credit Losses................         1,831               1,999

Noninterest Income
Trading profits......................................................            64                  67
Equity securities gains..............................................           143                  96
Investment securities gains..........................................            15                  52
                                                                            -------             -------
      Market-driven revenue..........................................           222                 215

Credit card revenue..................................................           578                 929
Fiduciary and investment management fees.............................           195                 179
Service charges and commissions......................................           713                 690
                                                                             ------              ------
      Fee-based revenue..............................................         1,486               1,798
Other income.........................................................           113                 577
                                                                            -------             -------
            Total....................................................         1,821               2,590

Noninterest Expense
Salaries and employee benefits.......................................         1,098               1,147
Net occupancy and equipment expense..................................           222                 227
Depreciation and amortization........................................           163                 175
Outside service fees and processing..................................           408                 406
Marketing and development............................................           226                 315
Communication and transportation.....................................           212                 200
Merger-related and restructuring charges.............................           (19)                164
Other................................................................           351                 307
                                                                             ------              ------
            Total....................................................         2,661               2,941

Income Before Income Taxes...........................................           991               1,648
Applicable taxes.....................................................           302                 497
                                                                             ------              ------
Net Income...........................................................        $  689              $1,151
                                                                             ======              ======
Net Income Attributable to Common Stockholders' Equity...............        $  686              $1,148
                                                                             ======              ======

Earnings Per Share
      Basic..........................................................        $ 0.60              $ 0.97
      Diluted........................................................        $ 0.60              $ 0.96

         The accompanying notes are an integral part of this statement.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      BANK ONE CORPORATION and Subsidiaries



                                                                 Preferred      Common                    Retained
(In millions)                                                      Stock        Stock        Surplus      Earnings
                                                                ---------------------------------------------------

Balance - December 31, 1998                                        $190          $12        $10,769        $9,528
Net income                                                                                                  1,151
Change in fair value, investment securities--
   available for sale, net of taxes.......................
Translation gain(loss), net of taxes......................
                                                                                                           ------
Net income and changes in accumulated other
  adjustments to stockholders' equity.....................                                                  1,151
Cash dividends declared
  On common stock.........................................                                                   (497)
  On preferred stock......................................                                                     (3)
Issuance of stock.........................................                                        9
Awards granted, net of forfeitures and amortization.......
Other.....................................................                                      (44)
                                                                   ----          ---        -------       -------
Balance - March 31, 1999..................................         $190          $12        $10,734       $10,179
                                                                   ====          ===        =======       =======



Balance - December 31, 1999                                        $190          $12        $10,799       $11,037
Net income................................................                                                    689
Change in fair value, investment securities--
   available-for-sale, net of taxes.......................
Translation gain(loss), net of taxes......................
                                                                                                          -------
Net income and changes in accumulated other
   adjustments to stockholders' equity....................                                                    689
Cash dividends declared
  On common stock.........................................                                                   (481)
  On preferred stock......................................                                                     (3)
Issuance of stock.........................................                                     (115)
Purchase of common stock..................................
Cancellation of shares held in treasury...................                                      (32)
Awards granted, net of forfeitures and amortization.......
Other.....................................................                                       27
                                                                   ----          ---         ------         ------
Balance - March 31, 2000..................................         $190          $12        $10,679       $11,242
                                                                   ====          ===        =======        =======


                                                                   Accumulated
                                                                      Other
                                                                  Adjustments to                                          Total
                                                                  Stockholders'         Deferred        Treasury      Stockholders'
(In millions)                                                         Equity          Compensation        Stock           Equity
                                                                ------------------- ----------------- -------------- ---------------

Balance - December 31, 1998                                             $239                $(94)         $(84)            $20,560
Net income                                                                                                                   1,151
Change in fair value, investment securities--
   available for sale, net of taxes.......................              (127)                                                 (127)
Translation gain(loss), net of taxes......................               (16)                                                  (16)
                                                                      --------                                             --------
Net income and changes in accumulated other
  adjustments to stockholders' equity.....................              (143)                                                1,008
Cash dividends declared
  On common stock.........................................                                                                    (497)
  On preferred stock......................................                                                                      (3)
Issuance of stock.........................................                                                  84                  93
Awards granted, net of forfeitures and amortization.......                                   (57)                              (57)
Other.....................................................                                                                     (44)
                                                                        ----               ----         ------             -------
Balance - March 31, 1999..................................             $  96               $(151)      $    --             $21,060
                                                                       =====               ======      =======             =======


Balance - December 31, 1999                                            $(263)              $(118)      $(1,567)            $20,090
Net income................................................                                                                     689
Change in fair value, investment securities--
   available-for-sale, net of taxes.......................               (95)                                                  (95)
Translation gain(loss), net of taxes......................                 --
                                                                       ------                                                ------
Net income and changes in accumulated other
   adjustments to stockholders' equity....................               (95)                                                  594
Cash dividends declared
  On common stock.........................................                                                                    (481)
  On preferred stock......................................                                                                      (3)
Issuance of stock.........................................                                                 274                 159
Purchase of common stock..................................                                                 (17)                (17)
Cancellation of shares held in treasury...................                                                                     (32)
Awards granted, net of forfeitures and amortization.......                                   (79)                              (79)
Other.....................................................                                    32           (19)                 40
                                                                        -----              -----         ------              ------
Balance - March 31, 2000..................................             $(358)              $(165)      $(1,329)            $20,271
                                                                       ======              ======      ========             =======

         The accompanying notes are an integral part of this statement.

                SUPPLEMENTAL CONSOLIDATED STATEMENT OF CASH FLOWS
                      BANK ONE CORPORATION and Subsidiaries


                                                                                                     Three Months Ended
                                                                                                          March 31
(In millions)                                                                                   2000                     1999
                                                                                      ----------------------------------------------

Cash Flows from Operating Activities
Net income............................................................................          $    689               $  1,151
Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization..................................................               162                    175
       Provision for credit losses....................................................               362                    281
       Equity securities gains........................................................              (143)                   (96)
       Investment securities gains....................................................               (15)                   (52)
       Net (increase) decrease in net derivative product assets.......................               (67)                    69
       Net (increase) decrease in trading assets......................................             2,392                   (322)
       Net (increase) decrease in other assets........................................              (581)                   769
       Net increase (decrease) in other liabilities...................................               858                   (821)
       Gains on sale of banking centers...............................................               --                    (249)
       Merger-related and restructuring charges.......................................               (19)                    --
       Other operating adjustments....................................................              (245)                  (521)
                                                                                                --------               --------
Net cash provided by operating activities.............................................             3,393                    384
Cash Flows from Investing Activities
Net (increase) decrease in federal funds sold and securities under resale agreements..            (1,216)                   653
Securities available for sale:
     Purchases........................................................................            (7,548)               (19,751)
     Maturities.......................................................................             1,258                  4,977
     Sales............................................................................             4,457                 14,418
Credit card receivables securitized...................................................                --                  2,664
Net (increase) in loans ..............................................................            (2,092)                (1,149)
Loan recoveries.......................................................................                72                     86
Additions to bank premises and equipment..............................................              (132)                  (127)
Net cash and cash equivalents due to mergers, acquisitions and dispositions...........                --                   (986)
All other investing activities, net...................................................              (108)                (1,091)
                                                                                                --------               --------
Net cash used in investing activities.................................................            (5,309)                  (306)
Cash Flows from Financing Activities
Net increase (decrease) in deposits...................................................             2,297                 (5,576)
Net decrease in federal funds purchased and securities under repurchase agreements....              (269)                (3,053)
Net decrease in other short-term borrowings...........................................            (2,951)                  (156)
Proceeds from issuance of long-term debt..............................................             4,452                  7,372
Repayment of long-term debt...........................................................            (1,098)                (4,699)
Cash dividends paid...................................................................                (2)                  (451)
Proceeds from issuance of common and treasury stock...................................                66                     --
All other financing activities, net...................................................               (13)                    29
                                                                                                --------               --------
Net cash provided by (used in) financing activities...................................             2,482                 (6,534)

Effect of Exchange Rate Changes on Cash and Cash Equivalents..........................                85                    (80)
                                                                                                --------               --------
Net Increase (Decrease) in Cash and Cash Equivalents..................................               651                 (6,536)
Cash and Cash Equivalents at Beginning of Period......................................            22,721                 24,520
                                                                                                --------               --------
Cash and Cash Equivalents at End of Period............................................          $ 23,372               $ 17,984
                                                                                                ========               ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      BANK ONE CORPORATION and Subsidiaries

Note 1--Summary of Significant Accounting Policies

      Consolidated financial statements of the Corporation have been prepared in conformity with generally accepted accounting principles. Management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes that could differ from actual results. Certain prior year financial statement information has been reclassified to conform with the current year's financial statement presentation. Consolidated financial statements for all periods presented have been restated to include the results of operations, financial position and changes in cash flows for each acquisition accounted for as a pooling of interests. Adjustments have been made to conform accounting policies upon integration of each acquired entity.

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

      These financial statements should be read in conjunction with the Corporation's financial statements for the year ended December 31, 1999.

Note 2--Earnings per Share

      Basic EPS is computed by dividing income available to common stockholders by the average number of common shares outstanding for the period. The diluted EPS calculation includes shares that could be issued under outstanding stock options and the employee stock purchase plans, and common shares that would result from the conversion of convertible debentures. Interest on convertible debentures (net of tax) is added to net income, since this interest would not be paid if the debentures were converted to common stock.

--------------------------------------------------------------------------------------------------------
                                                                               Three Months Ended
                                                                                    March 31
(In millions, except per share data)                                            2000           1999
--------------------------------------------------------------------------------------------------------

Basic
     Net income.........................................................     $   689         $1,151
     Preferred stock dividends..........................................          (3)            (3)
                                                                             -------         ------
     Net income attributable to common stockholders' equity.............     $   686         $1,148
                                                                             =======         ======
Diluted
     Net income.........................................................     $   689         $1,151
     Interest on convertible debentures, net of tax.....................           2              1
     Preferred stock dividends..........................................          (3)            (3)
                                                                             -------         ------
     Diluted income available to common stockholders....................     $   688         $1,149
                                                                             =======         ======

Average shares outstanding..............................................       1,149          1,178
Dilutive shares
     Stock options......................................................           3             11
     Convertible debentures.............................................           3              4
                                                                              ------         ------
Average shares outstanding assuming full dilution.......................       1,155          1,193
                                                                              ======         ======
Earnings per share:
     Basic..............................................................      $0.60          $0.97
                                                                              =====          =====

     Diluted............................................................      $0.60          $0.96
                                                                              =====          =====

--------------------------------------------------------------------------------------------------------

Note 3--New Accounting Pronouncements


      In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes new accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those derivatives at fair value. The accounting for the gains or losses resulting from changes in the value of those derivatives will depend on the intended use of the derivative and whether it qualifies for hedge accounting. This Statement will significantly change the accounting treatment for interest rate and foreign exchange derivatives the Corporation uses in its asset and liability management activities. The transition adjustments resulting from adopting this Statement will be reported in net income or accumulated other adjustments to stockholders' equity, as appropriate, as the effect of a change in accounting principle and presented in a manner similar to the cumulative effect of a change in accounting principle. The Corporation was originally to adopt this Statement on January 1, 2000. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 is an amendment of SFAS No. 133 that delays the effective date of this Statement to fiscal years beginning after June 15, 2000 (calendar year 2001 for the Corporation). The Corporation and a large number of other derivative users had requested such a delay primarily due to a number of key interpretative issues that have not been resolved, as well as Year 2000 systems considerations. Although considerable progress has been made in preparing for this Statement, interpretative guidance continues to be issued by the FASB that significantly affects certain hedging activities. In March 2000, the FASB issued an Exposure Draft entitled, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133." As a result, the Corporation is developing and implementing strategies to adopt the Statement for those hedging activities for which no further FASB interpretative guidance is expected. For all other hedging activities, contingency plans are being developed, and FASB actions are being closely monitored for indications of final rulings. At this point, the Corporation is in the process of estimating the effect, if any, that the adoption of this new standard will have on the Corporation's financial position or results of operations.

Note 4--Merger-Related and Restructuring Charges


      a)    Fourth-Quarter 1999 Restructuring Charge

      Restructuring costs recorded in the fourth quarter of 1999 totaled $207 million ($141 million after-tax), or 12 cents per share. The following table provides details on restructuring charges.

                                              Reserve Balance                                 Reserve Balance
                                              ---------------                                 ---------------
                                                 12/31/99      Amount Paid   Amount Released      3/31/00
                                                 --------      -----------   ---------------      -------
Personnel-related costs ...................        $143            $ (5)          $ (4)            $134
Fixed asset write-offs ....................          24             (20)          ----                4
Contractual obligations ...................          40              (5)            (8)              27
                                                   ----            -----          ----             ----
                                                   $207            $(30)          $(12)            $165
                                                   ====            =====          ====             ====

      Personnel-related items consist primarily of severance and benefits costs for separated employees and executives due to delayering and management realignment. The net reduction in full-time-equivalent positions is anticipated to approximate 5,100 personnel. Other charges include identified asset write-offs and the termination costs associated with lease and other vendor contracts. The Corporation's restructuring plan included severance and other exit costs related to the closure of the Corporation's consumer finance branch network. The restructuring plan was modified in February 2000 as the branch network was packaged for sale with $2.2 billion in consumer loans. The final transaction included a provision to provide job opportunities for employees and for the assumption of remaining lease obligations.

      An additional restructuring charge of $4 million was taken in the first quarter of 2000 to reflect further planned integration efforts in the consumer lending function, primarily associated with staff reductions.

     Actions under this restructuring plan should be completed by year-end 2000. Certain payments associated with such actions, as required, could extend beyond year-end 2000.

       b)   Banc One/FCN Merger

       In connection with the Banc One/FCN merger, the Corporation recorded a restructuring charge of $636 million. Personnel-related items consisted primarily of severance and benefits costs for separated employees, and costs associated with the "change in control" provisions included in certain of the Corporation's stock plans. Facilities and equipment costs include the net cost associated with the closing and divestiture of identified banking facilities, and the consolidation of headquarters and operational facilities. Other merger-related transaction costs included investment banking fees, registration and listing fees, and various accounting legal and other related transaction costs.

       In the first quarter of 2000, $5 million of personnel related reserves were reversed due to higher than anticipated staff attrition in certain business units.

      The following table provides details on restructuring charges recorded in connection with this merger.

                                                            Reserve     2000      2000     Reserve
                                 Restructuring   Initial    Balance    Amount    Amount    Balance
(In millions)                       Charges      Reserve    12/31/99    Paid    Released   3/31/00
                                    -------      -------    --------    ----    --------   -------
Personnel-related............          $421         $421        $73     $(17)     $(5)       $51
Facilities and equipment.....           135          135         14       --       (2)        12
Other transaction costs......            80           --         --       --       --         --
                                       ----         ----        ---     ----      ---        ---
           Total.............          $636         $556        $87     $(17)     $(7)       $63
                                       ====         ====        ===     ====      ====       ===

      Actions under this restructuring plan should be completed in the second quarter of 2000, with the remaining reserve balances being paid out over the required timelines.

Note 5--Operating Segments

      The information presented on page 2 is consistent with the content of operating segments data provided to the Corporation's executive management. The Corporation's executive management currently does not use product group revenues to assess consolidated results. Aside from investment management and insurance products, product offerings are tailored to specific customer segments. As a result, the aggregation of product revenues and related profit measures across lines of business is not available.

      Aside from the United States, no single country or geographic region generates a significant portion of the Corporation's revenues or assets. In addition, there are no single customer concentrations of revenue or profitability.

      See the following "Business Segments" sections for additional disclosure regarding the Corporation's operating segments.

      .     Highlights on page 2.

      .     Business Segment Management on page 2.

      . Tables included in the "Business Segments" section beginning with "Commercial Banking" through "Corporate/Unallocated" on pages 3 through 6.

Note 6--Fair Value of Financial Instruments

      The carrying values and estimated fair values of financial instruments as of March 31, 2000, have not materially changed on a relative basis from the carrying values and estimated fair values of financial instruments disclosed as of December 31, 1999.

Note 7--Impaired Loans

      A loan is considered impaired when it is probable that all principal and interest amounts due will not be collected in accordance with its contractual terms. The following tables summarize impaired loan information.

--------------------------------------------------------------------------------
                                                                 March 31
(In millions)                                                 2000      1999
--------------------------------------------------------------------------------
Impaired loans with related allowance..................     $1,066     $1,031
Impaired loans with no related allowance (1)...........         27         --
                                                            ------     ------
   Total impaired loans................................     $1,093     $1,031
                                                            ======     ======
Allowance on impaired loans (2)........................     $  241     $  265
                                                            ======     ======
--------------------------------------------------------------------------------
(1) Impaired loans for which the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan do not require an allowance under SFAS No. 114.
(2) The allowance for impaired loans is included in the Corporation's overall allowance for credit losses.

                                                     Three Months Ended March 31
(In millions)                                           2000           1999
--------------------------------------------------------------------------------
Average impaired loans...........................      $1,081          $791
Interest income recognized on impaired loans.....          12             6
--------------------------------------------------------------------------------

Note 8--Accounting for Derivative Financial Instruments

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

Note 9--Ratio of Earnings to Fixed Charges

      The ratio of earnings to fixed charges for the three months ended March 31, 2000, excluding interest on deposits, was 1.8x and, including interest on deposits, was 1.4x. The ratio has been computed on the basis of the total enterprise (as defined by the Securities and Exchange Commission) by dividing income before fixed charges and income taxes by fixed charges. Fixed charges consist of interest expense on all long- and short-term borrowings, excluding or including interest on deposits.

Note 10--Contingent Liabilities

      The Corporation and certain of its subsidiaries have been named as defendants in various legal proceedings, including certain class actions, arising out of the normal course of their business or operations. In certain of these proceedings, which are based on alleged violations of consumer protection, securities, banking and other laws, substantial money damages are asserted against the Corporation and its subsidiaries. Since the Corporation and certain of its subsidiaries, which are regulated by one or more federal and state regulatory authorities, are the subject of numerous examinations and reviews by such authorities, the Corporation is and will be, from time to time, normally engaged in various disagreements with regulators, related primarily to banking matters. The Corporation also has received certain tax deficiency assessments. Management does not believe that liabilities arising from these matters, if any, will have a material adverse effect on the consolidated financial position, liquidity or results of operations of the Corporation.

                        SELECTED STATISTICAL INFORMATION
                      BANK ONE CORPORATION and Subsidiaries

Investment Securities - Available for Sale

                                                                      Gross Unrealized   Gross Unrealized    Fair Value
March 31, 2000 (In millions)                         Amortized Cost         Gains             Losses        (Book Value)
                                                   ----------------------------------------------------------------------
U.S. Treasury.....................................        $ 3,428            $  1              $ (81)           $ 3,348
U.S. government agencies..........................         14,084               3               (453)            13,634
States and political subdivisions.................          1,477              18                (33)             1,462
Retained interest in securitized receivables......         18,159             203               (178)            18,184
Other debt securities.............................          7,262               2               (149)             7,115
Equity securities (1)(2)..........................          3,420             370                (74)             3,716
                                                          -------            ----              -----            -------
            Total.................................        $47,830            $597              $(968)           $47,459
                                                          =======            ====              ======           =======

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

-------------------------------------------------------------------------------------------------------
                                                             Three Months Ended March 31, 2000
                                                                      Credit Card
(Dollars in millions)                                Reported       Securitizations         Managed
-------------------------------------------------------------------------------------------------------
Net interest income-tax-equivalent basis............     $2,228            $1,217             $ 3,445
Provision for credit losses.........................        362               910               1,272
Noninterest income..................................      1,821              (307)              1,514
Noninterest expense.................................      2,661                --               2,661
Net income..........................................        689                --                 689

Total average loans.................................   $167,423          $ 62,763            $230,186
Total average earning assets........................    237,313            44,839             282,152
Total average assets................................    268,718            44,839             313,557
Net interest margin.................................       3.78%            10.92%               4.91%
-------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------
                                                            Three Months Ended March 31, 1999
                                                            ---------------------------------
                                                                        Credit Card
(Dollars in millions)                                   Reported       Securitizations        Managed
-------------------------------------------------------------------------------------------------------
Net interest income-tax-equivalent basis............     $2,309            $1,352             $ 3,661
Provision for credit losses.........................        281               747               1,028
Noninterest income..................................      2,590              (605)              1,985
Noninterest expense.................................      2,941                --               2,941
Net income..........................................      1,151                --               1,151

Total average loans.................................   $153,271          $ 60,108            $213,379
Total average earning assets........................    217,909            44,374             262,283
Total average assets................................    252,922            44,374             297,296
Net interest margin.................................       4.30%            12.36%               5.66%
-------------------------------------------------------------------------------------------------------

Average Balances/Net Interest Margin/Rates

---------------------------------------------------------------------------------------------------------------------------
Three Months Ended                                               March 31, 2000                   December 31, 1999
---------------------------------------------------------------------------------------------------------------------------
(Income and rates on tax-equivalent basis)               Average                Average     Average               Average
(Dollars in millions)                                    Balance      Interest    Rate      Balance    Interest     Rate
---------------------------------------------------------------------------------------------------------------------------
Assets
Short-term investments................................    $  15,451    $   226    5.88%    $ 15,985     $   215     5.34%
Trading assets........................................        6,909        127    7.39        6,614         125     7.50
Investment securities
     U.S. government and federal agencies.............       15,641        258    6.63       15,046         257     6.78
     States and political subdivisions................        1,483         28    7.59        1,646          30     7.23
     Other............................................       30,406        537    7.10       32,495         574     7.01
                                                          ---------    -------   -----     --------     -------    -----
          Total investment securities.................       47,530        823    6.96       49,187         861     6.94
Loans (1)
     Commercial.......................................       97,973      1,941    7.97       93,491       1,862     7.90
     Consumer.........................................       65,118      1,493    9.22       62,577       1,334     8.46
     Credit card......................................        4,332        178   16.53        4,526         184    16.13
                                                          ---------    -------   -----     --------     -------    -----
          Total loans.................................      167,423      3,612    8.68      160,594       3,380     8.35
                                                          ---------     ------   -----     --------      ------   ------
          Total earning assets (2)....................      237,313      4,788    8.11      232,380       4,581     7.82
Allowance for credit losses...........................       (2,367)                         (2,294)
Other assets..........................................       33,772                          34,939
                                                          ---------                        --------
          Total assets................................     $268,718                        $265,025
                                                           ========                        ========
---------------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Deposits-interest-bearing
     Savings..........................................    $  16,942    $    61    1.45%    $ 18,955     $    70     1.47%
     Money market.....................................       47,606        400    3.38       46,066         379     3.26
     Time.............................................       38,818        550    5.70       36,083         481     5.29
     Foreign offices (3)..............................       29,443        378    5.16       27,292         338     4.91
                                                          ---------    -------   -----     --------     -------    -----
          Total deposits-interest-bearing.............      132,809      1,389    4.21      128,396       1,268     3.92
Federal funds purchased and securities under
    repurchase agreements.............................       19,316        266    5.54       19,126         245     5.08
Other short-term borrowings...........................       19,912        298    6.02       19,550         297     6.03
Long-term debt (4)....................................       36,484        607    6.69       35,672         550     6.12
                                                          ---------    -------   -----     --------     -------    -----
          Total interest-bearing liabilities..........      208,521      2,560    4.94      202,744       2,360     4.62
Demand deposits.......................................       27,921                          29,223
Other liabilities.....................................       12,305                          13,051
Preferred stock.......................................          190                             190
Common stockholders' equity...........................       19,781                          19,817
                                                          ---------                        --------
          Total liabilities and stockholders' equity..     $268,718                        $265,025
                                                           ========                        ========
---------------------------------------------------------------------------------------------------------------------------
Interest income/earning assets (2)....................                 $ 4,788    8.11%                 $ 4,581     7.82%
Interest expense/earning assets.......................                   2,560    4.33                    2,360     4.03
                                                                       -------    ----                  -------     ----
Net interest margin...................................                 $ 2,228    3.78%                 $ 2,221     3.79%
                                                                       =======    ====                  =======     ====
---------------------------------------------------------------------------------------------------------------------------

(1) Nonperforming loans are included in average balances used to determine the average rate.
(2) Includes tax-equivalent adjustments based on federal income tax rate of 35%.
(3) Includes international banking facilities' deposit balances in domestic offices and balances of Edge Act and overseas offices.
(4)   Includes trust preferred capital securities.

---------------------------------------------------------------------------------------------------------------------------
Three Months Ended                                               September 30, 1999                 June 30, 1999
---------------------------------------------------------------------------------------------------------------------------
(Income and rates on tax-equivalent basis)                   Average              Average   Average               Average
(Dollars in millions)                                        Balance   Interest     Rate    Balance    Interest    Rate
---------------------------------------------------------------------------------------------------------------------------
Assets
Short-term investments................................      $  13,164   $   159     4.79%   $ 12,602    $   142     4.52%
Trading assets........................................          6,185       110     7.06       6,046         98     6.50
Investment securities
     U.S. government and federal agencies.............         15,111       247     6.48      15,395        259     6.75
     States and political subdivisions................          1,765        32     7.19       1,909         34     7.14
     Other............................................         29,013       515     7.04      29,057        500     6.90
                                                            ---------   -------   ------    --------    -------   ------
          Total investment securities.................         45,889       794     6.86      46,361        793     6.86
Loans (1)
     Commercial.......................................         91,186     1,719     7.48      88,911      1,649     7.44
     Consumer.........................................         59,876     1,285     8.51      58,065      1,240     8.57
     Credit card......................................          6,905       276    15.86       8,520        344    16.19
                                                            ---------   -------   ------    --------    -------   ------
          Total loans.................................        157,967     3,280     8.24     155,496      3,233     8.34
                                                            ---------   -------   ------    --------    -------   ------
          Total earning assets (2)....................        223,205     4,343     7.72     220,505      4,266     7.76
Allowance for credit losses...........................         (2,283)                        (2,260)
Other assets..........................................         33,721                         35,021
                                                           ----------                       --------
          Total assets................................      $ 254,643                       $253,266
                                                            =========                       ========
---------------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Deposits-interest-bearing
     Savings..........................................      $  19,705   $    74     1.49%   $ 20,843    $    83     1.60%
     Money market.....................................         46,526       367     3.13      42,903        343     3.21
     Time.............................................         34,842       425     4.84      34,097        428     5.03
     Foreign offices (3)..............................         25,350       296     4.63      22,548        245     4.36
                                                            ---------   -------   ------    --------    -------   ------
          Total deposits-interest-bearing.............        126,423     1,162     3.65     120,391      1,099     3.66
Federal funds purchased and securities under
    repurchase agreements.............................         17,557       213     4.81      20,354        231     4.55
Other short-term borrowings...........................         17,337       237     5.42      17,655        210     4.77
Long-term debt (4)....................................         31,326       460     5.83      26,417        385     5.85
                                                            ---------   -------   ------    --------    -------   ------
          Total interest-bearing liabilities..........        192,643     2,072     4.27     184,817      1,925     4.18
Demand deposits.......................................         29,189                         32,924
Other liabilities.....................................         12,479                         14,591
Preferred stock.......................................            190                            190
Common stockholders' equity...........................         20,142                         20,744
                                                            ---------                       --------
          Total liabilities and stockholders' equity..       $254,643                       $253,266
                                                             ========                       ========
---------------------------------------------------------------------------------------------------------------------------
Interest income/earning assets (2)....................                  $ 4,343     7.72%               $ 4,266     7.76%
Interest expense/earning assets.......................                    2,072     3.68                  1,925     3.50
                                                                        -------   ------                -------   ------
Net interest margin...................................                  $ 2,271     4.04%                $2,341     4.26%
                                                                        =======   ======                =======   ======
---------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------
Three Months Ended                                                    March 31, 1999
---------------------------------------------------------------------------------------------
(Income and rates on tax-equivalent basis)                    Average               Average
(Dollars in millions)                                         Balance    Interest    Rate
---------------------------------------------------------------------------------------------
Assets
Short-term investments................................       $ 14,141     $   162     4.65%
Trading assets........................................          5,655          96     6.88
Investment securities
     U.S. government and federal agencies.............         15,365         245     6.47
     States and political subdivisions................          2,023          39     7.82
     Other............................................         27,454         483     7.13
                                                             --------     -------    -----
          Total investment securities.................         44,842         767     6.94
Loans (1)
     Commercial.......................................         87,058       1,582     7.37
     Consumer.........................................         57,177       1,282     9.09
     Credit card......................................          9,036         336    15.08
                                                             --------     -------    -----
          Total loans.................................        153,271       3,200     8.47
                                                             --------     -------    -----
          Total earning assets (2)....................        217,909       4,225     7.86
Allowance for credit losses...........................         (2,324)
Other assets..........................................         37,337
                                                             --------
          Total assets................................       $252,922
                                                             ========
---------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Deposits-interest-bearing
     Savings..........................................       $ 19,975     $    83     1.69%
     Money market.....................................         43,377         356     3.33
     Time.............................................         35,786         450     5.10
     Foreign offices (3)..............................         21,357         233     4.42
                                                             --------     -------    -----
          Total deposits-interest-bearing.............        120,495       1,122     3.78
Federal funds purchased and securities under
    repurchase agreements.............................         21,862         246     4.56
Other short-term borrowings...........................         16,861         198     4.76
Long-term debt (4)....................................         23,903         350     5.94
                                                             --------     -------    -----
          Total interest-bearing liabilities..........        183,121       1,916     4.24
Demand deposits.......................................         33,653
Other liabilities.....................................         15,597
Preferred stock.......................................            190
Common stockholders' equity...........................         20,361
                                                             --------
          Total liabilities and stockholders' equity..       $252,922
                                                             ========
---------------------------------------------------------------------------------------------
Interest income/earning assets (2)....................                    $ 4,225     7.86%
Interest expense/earning assets.......................                      1,916     3.56
                                                                          -------    -----
Net interest margin...................................                    $ 2,309     4.30%
                                                                          =======    =====
---------------------------------------------------------------------------------------------


Five-Quarter Consolidated Income Statement
BANK ONE CORPORATION and Subsidiaries                                      Three Months Ended
                                                      March 31    December 31  September 30   June 30    March 31
(In millions, except per share data)                    2000          1999         1999         1999       1999
                                                    --------------------------------------------------------------
Interest Income
Loans, including fees...............................   $ 3,596      $ 3,366      $ 3,270      $ 3,223    $ 3,192
Bank balances.......................................       102           78           56           42         57
Federal funds sold and securities
      under resale agreements.......................       124          137          103           99        106
Trading assets......................................       127          125          110           97         96
Investment securities--taxable......................       699          745          671          681        699
Investment securities--tax-exempt...................       105           97          104           94         46
                                                       --------     -------      -------      -------    -------
            Total...................................     4,753        4,548        4,314        4,236      4,196

Interest Expense
Deposits............................................     1,389        1,269        1,162        1,098      1,122
Federal funds purchased and securities
      under repurchase agreements...................       266          245          213          231        246
Other short-term borrowings.........................       298          296          237          211        198
Long-term debt......................................       607          550          460          385        350
                                                       -------      -------      -------      -------    -------
            Total...................................     2,560        2,360        2,072        1,925      1,916

Net Interest Income.................................     2,193        2,188        2,242        2,311      2,280
Provision for credit losses.........................       362          416          277          275        281
                                                       -------      -------      -------      -------    -------
Net Interest Income After Provision for
      Credit Losses.................................     1,831        1,772        1,965        2,036      1,999

Noninterest Income
Trading profits.....................................        64           17           30           33         67
Equity securities gains.............................       143          100           86          133         96
Investment securities gains.........................        15            2            6           34         52
                                                       -------      -------      -------      -------    -------
      Market-driven revenue.........................       222          119          122          200        215

Credit card revenue.................................       578          714          897          873        929
Fiduciary and investment management fees............       195          216          201          197        179
Service charges and commissions.....................       713          701          671          723        690
                                                       -------      -------      -------      -------    -------
      Fee-based revenue.............................     1,486        1,631        1,769        1,793      1,798
Other income........................................       113           32          207          229        577
                                                       -------      -------      -------      -------    -------
            Total noninterest income................     1,821        1,782        2,098        2,222      2,590

Noninterest Expense
Salaries and employee benefits......................     1,098        1,081          970        1,073      1,147
Net occupancy and equipment expense.................       222          244          220          219        227
Depreciation and amortization.......................       163          186          167          169        175
Outside service fees and processing.................       408          459          458          420        406
Marketing and development...........................       226          230          341          302        315
Communication and transportation....................       212          216          205          208        200
Merger-related and restructuring charges............       (19)         189           56          145        164
Other expense.......................................       351          425          296          270        307
                                                       -------      -------      -------      -------    -------
            Total noninterest expense...............     2,661        3,030        2,713        2,806      2,941

Income Before Income Taxes..........................       991          524        1,350        1,452      1,648
Applicable income taxes.............................       302          113          425          460        497
                                                       -------      -------      -------      -------    -------
Net Income..........................................   $   689      $   411      $   925      $   992    $ 1,151
                                                       =======      =======      =======      =======    =======
Net Income Attributable to Common
      Stockholders' Equity..........................   $   686      $   408      $   922      $   989     $1,148
                                                       =======      =======      =======      =======     ======
Earnings Per Share
      Basic.........................................     $0.60      $  0.36      $  0.79      $  0.84     $0.97
      Diluted.......................................     $0.60      $  0.36      $  0.79      $  0.83     $0.96

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 2000
                                             --------------

                                      OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _____________ to _____________

              Commission file number  001-15323
                                     ----------

                             BANK ONE CORPORATION
      ------------------------------------------------------------------
            (exact name of registrant as specified in its charter)


                 DELAWARE                                31-0738296
      ------------------------------------------------------------------
       (State or other jurisdiction of                (I.R.S. Employer
        incorporation or organization)                Identification No.)

      1 BANK ONE PLAZA          CHICAGO, ILLINOIS                 60670
      ------------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                 312-732-4000
      ------------------------------------------------------------------
             (Registrant's telephone number, including area code)


      ------------------------------------------------------------------
       (Former name, former address and former fiscal year, if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
    ---     ---

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 2000.

           Class                                 Number of Shares Outstanding
----------------------------                     ----------------------------
Common Stock $0.01 par value                              1,152,663,926

                         Form 10-Q Cross-Reference Index

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1. Financial Statements
----------------------------
                                                                       Page
                                                                       ----
          Consolidated Balance Sheet -
          March 31, 2000 and 1999, and December 31, 1999                29

          Consolidated Income Statement -
          Three Months Ended March 31, 2000 and 1999                    30

          Consolidated Statement of Stockholders' Equity -
          Three Months Ended March 31, 2000 and 1999                    31

          Consolidated Statement of Cash Flows -
          Three Months Ended March 31, 2000 and 1999                    32

          Notes to Consolidated Financial Statements                    33-37

          Selected Statistical Information                            1, 18-25,
                                                                        38-41


ITEM 2.  Management's Discussion and Analysis of Financial
----------------------------------------------------------
             Condition and Results of Operations                         2-28
             -----------------------------------

                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 1.  Legal Proceedings                                               44
--------------------------

ITEM 2.  Changes in Securities                                           44
------------------------------

ITEM 3.  Defaults Upon Senior Securities                                 44
----------------------------------------

ITEM 4.  Submission of Matters to a Vote of Security Holders             44
------------------------------------------------------------

ITEM 5.  Other Information                                               44
--------------------------

ITEM 6.  Exhibits and Reports on Form 8-K                                45
-----------------------------------------

Signatures                                                               46

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

ITEM 3.  Defaults Upon Senior Securities
----------------------------------------
         Not applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
         None

ITEM 5.  Other Information
--------------------------
         None

ITEM 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

      (a) Exhibit 10(a) - Employment Agreement dated March 27, 2000, between Registrant and James Dimon.

            Exhibit 12 - Statement re computation of ratio.

            Exhibit 27 - Financial Data Schedule.

      (b) The Registrant filed the following Current Reports on Form 8-K during the quarter ended March 31, 2000.

            Date              Item Reported
            ----              -------------

            01/11/00 Press release announcing fourth-quarter and full-year 1999 earnings expectations, and earnings outlook for 2000.

            01/18/00 Press release announcing fourth-quarter 1999 earnings.

            03/20/00 Announcement of release of certain supplemental line of business information.

            03/27/00 The Registrant's March 27, 2000, press release regarding selection of the Corporation's new CEO.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   BANK ONE CORPORATION
                                   --------------------


Date       May 15, 2000                          James Dimon
      ----------------------       ---------------------------------------

                                                 James Dimon
                                         Principal Executive Officer


Date       May 15, 2000                        James A. Peers
      ----------------------       ---------------------------------------

                                               James A. Peers
                                        Principal Accounting Officer

                              BANK ONE CORPORATION


                                  EXHIBIT INDEX
                                  -------------

Exhibit Number              Description of Exhibit
--------------              ----------------------

     10(a) - Employment Agreement dated March 27, 2000, between Registrant and
             James Dimon.

      12   - Statement re computation of ratio.

      27   - Financial Data Schedule.