Form 10-Q
period 2000-06-30
BANK ONE CORP
filed 2000-08-14
CIK 1067092

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

(Mark One)

      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended June 30, 2000
                                          -------------

                                      OR

      [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
           For the transition period from _____________ to _____________

           Commission file number  001-15323
                                  ----------

                             BANK ONE CORPORATION
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                DELAWARE                             31-0738296
------------------------------------------------------------------------------
    (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)              Identification No.)


    1 BANK ONE PLAZA  CHICAGO, ILLINOIS                 60670
------------------------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                 312-732-4000
------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
    ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 2000.


                 Class                      Number of Shares Outstanding
-----------------------------------------   ---------------------------------
      Common Stock $0.01 par value                   1,155,633,739

            Five-Quarter Summary of Selected Financial Information
                     BANK ONE CORPORATION and Subsidiaries

                                                                                      Three Months Ended
                                                            ------------------------------------------------------------------------
                                                             June 30       March 31       December 31     September 30      June 30
(Dollars in millions, except ratios and per share amounts)    2000           2000             1999            1999           1999
                                                            ------------------------------------------------------------------------
Income Statement Data:
Net interest income--tax-equivalent basis...............    $  2,257       $  2,228       $  2,221          $  2,271       $  2,341
Provision for credit losses.............................       1,013            362            416               277            275
Noninterest income......................................         288          1,821          1,782             2,098          2,222
Noninterest expense.....................................       3,507          2,661          3,030             2,713          2,806
Net income (loss).......................................      (1,269)           689            411               925            992

Per Common Share Data:
Net income (loss), basic................................    $  (1.11)      $   0.60       $   0.36          $   0.79       $   0.84
Net income (loss), diluted (1)..........................       (1.11)          0.60           0.36              0.79           0.83
Cash dividends declared.................................        0.42           0.42           0.42              0.42           0.42
Book value..............................................       16.12          17.43          17.34             17.32          17.73

Balance Sheet:
Loans:
  Managed...............................................    $234,412       $229,673       $229,196          $222,117       $218,795
  Reported..............................................     172,591        168,078        163,877           158,143        157,464
Deposits................................................     163,169        164,643        162,278           156,900        156,454
Long-term debt (2)......................................      39,093         38,753         35,435            34,735         27,728
Total assets:
  Managed...............................................     316,011        317,176        315,064           311,490        302,844
  Reported..............................................     272,709        273,008        269,425           264,135        256,033
Common stockholders' equity.............................      18,630         20,081         19,900            19,860         20,860
Total stockholders' equity..............................      18,820         20,271         20,090            20,050         21,050

Credit Quality:
Net charge-offs to average loans........................        0.75%          0.64%          0.95%             0.68%          0.71%
Allowance for credit losses to loans outstanding........        1.73           1.39           1.39              1.42           1.43
Nonperforming assets to related assets..................        1.03           0.99           1.02              1.06           1.03

Financial Performance Ratios:
Return on assets........................................       (1.87)%         1.03%          0.62%             1.44%          1.57%
Return on common equity.................................       (26.0)          13.9            8.2              18.2           19.1
Net interest margin:
  Managed...............................................        4.80           4.91           4.98              5.32           5.55
  Reported..............................................        3.77           3.78           3.79              4.04           4.26

Efficiency Ratio:
  Managed...............................................       103.8%          53.7%          62.1%             52.1%          52.3%
  Reported..............................................       137.8           65.7           75.7              62.1           61.5

Equity Ratios:
Regulatory leverage ratio...............................         7.0%           7.7%           7.7%              7.9%           8.1%
Risk-based capital:
  Tier 1 ratio..........................................         7.2            7.7            7.7               7.7            8.1
  Total capital ratio...................................        10.3           10.6           10.7              10.8           11.4
Common equity/managed assets............................         5.9            6.3            6.3               6.4            6.9
Tangible common equity/tangible managed assets..........         5.4            5.7            5.7               5.7            6.2

Common Stock Data:
Average shares outstanding, basic.......................       1,153          1,149          1,147             1,167          1,180
Average shares outstanding, diluted (1).................       1,153          1,155          1,154             1,177          1,195
Stock price, quarter-end................................    $  26.56       $  34.38       $  32.00          $  34.81       $  59.56

-----------------
(1)  Common equivalent shares have been excluded from the computation of diluted loss per share in the second quarter of 2000, as the effect would be antidilutive.
(2)  Includes trust preferred capital securities.

NOTE: Throughout this report, "the Corporation" and "Bank One" refer to BANK ONE
CORPORATION.

                               Earnings Analysis

Summary of Consolidated Financial Results

     The Corporation reported a net loss of $1.269 billion, or $1.11 per share, for the second quarter of 2000, compared to net income of $992 million, or $0.83 per share, for the second quarter of 1999.

     The following table summarizes key financial lines and ratios on a reported basis for the periods presented.

                                                      Three Months Ended June 30                     Six Months Ended June 30
-----------------------------------------------------------------------------------------------------------------------------------
(Dollars in millions, except per share data)        2000           1999     % Change              2000           1999     % Change
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income--
  tax-equivalent basis....................       $ 2,257         $2,341         (4)%            $ 4,485         $4,650         (4)%
Provision for credit losses...............         1,013            275        N/M                1,375            556        N/M
Noninterest income........................           288          2,222        (87)               2,109          4,812        (56)
Noninterest expense.......................         3,507          2,806         25                6,168          5,747          7
Net income (loss).........................        (1,269)           992        N/M                 (580)         2,143        N/M
Earnings (loss) per share
  Basic...................................         (1.11)          0.84        N/M                (0.51)          1.81        N/M
  Diluted.................................         (1.11)          0.83        N/M                (0.51)          1.79        N/M

Return on assets..........................         (1.87)%         1.57%                          (0.43)%         1.71%
Return on common equity...................         (26.0)          19.1                            (6.0)          21.0
Net interest margin.......................          3.77           4.26                            3.77           4.28
Efficiency ratio..........................         137.8           61.5                            93.5           60.7

N/M - Not meaningful

Second Quarter 2000 Significant Items

     Management decisions were made that resulted in charges totaling $2.940 billion pretax ($1.913 billion after tax, $1.66 per share).

     In Retail, $518 million of charges were made, primarily consisting of:

     . A $307 million pretax addition to the auto lease residual reserve caused by continuing deterioration in used-vehicle prices, and

     . A $167 million pretax writedown primarily in vehicle-related assets associated with the planned disposition of certain pools of underperforming or non-strategic indirect vehicle loans and business restructuring.

     Commercial Banking was impacted by $673 million of significant items, primarily a $647 million addition to the allowance for credit losses. This addition reflected significant deterioration during the quarter in the commercial lending portfolio, continued refinements in the methodology to assess inherent losses and an assessment of the current economic environment.

     In First USA, $777 million pretax in asset impairment writedowns were taken, caused by continuing reductions in the cash flows associated with certain assets, driven by compressed interest margins, reduced fee revenue and higher credit costs. These asset writedowns include:

     . $354 million pretax related to the value of the interest-only strip of securitized receivables,

     . $275 million pretax related to purchased credit card relationship intangibles, and

     .  $121 million pretax related to marketing partnership agreements.

     In Corporate/Unallocated, $963 million pretax of charges, consisting mainly of:

     . $415 million pretax of investment securities losses, of which $365 million related to the decision to reposition the portfolio, as well as $50 million of realized losses,

     . A $190 million increase in the legal accruals to cover increased corporate and business litigation exposure,

     . $141 million pretax of charges related to decisions for abandoned facilities by the lines of business, and

     .  $100 million pretax of charges for correcting operational errors.

     In addition to the above items, the current quarter included $68 million net gains on the previously announced sale of the First USA credit card operations in Canada and the United Kingdom for $46 million and from the sale of unsecured loans by Retail for $22 million.

     The 1999 second quarter included $179 million pretax ($120 million after tax, 10 cents per share) of merger-related costs and other items.

     After these actions, the Company's June 30 capital ratios continue to be strong. Tier 1 and Total capital ratios at June 30 were 7.2% and 10.3%, respectively, compared with 7.7% and 10.6% at March 31, 2000. The tangible common equity to tangible managed assets ratio was 5.4% at June 30, 2000, compared with 5.7% at March 31, 2000.

     On July 19, 2000, the Board of Directors declared a cash dividend of 21 cents per share on outstanding common stock, payable October 1, 2000, to shareholders of record on September 15, 2000. This dividend represents a 50% reduction from the previous quarterly dividend of 42 cents per share. This reduction improves greater capital management flexibility and expands the choices for building long-term value for shareholders.

     On August 2, 2000, the Corporation strengthened its capital position through the issuance of $1 billion of subordinated debt.

     On August 8, 2000, the Corporation sponsored the issuance of $280 million of trust preferred securities. The trust preferred securities are tax-advantaged issues that qualify for Tier 1 capital treatment.

                               Business Segments
                               -----------------
Highlights

                                                                  Average
                                        Net Income (Loss)      Managed Assets
                                         (In millions)         (In billions)
                                       ------------------     ----------------
Three Months Ended June 30                2000      1999        2000      1999
-------------------------------------------------------------------------------
Retail..............................   $   (81)   $  290      $ 77.9    $ 71.4
Commercial Banking..................      (213)      203       110.2     104.4
First USA...........................      (379)      339        70.6      75.0
Investment Management...............        73        91         7.5       7.1
Corporate Investments...............        61        90         8.4       7.5
Corporate/Unallocated...............      (730)       99        42.0      32.8
                                       -------    ------      ------    ------
 Total business segment results.....    (1,269)    1,112       316.6     298.2
Merger-related items and other
 significant items..................        --      (120)         --        --
                                       -------    ------      ------    ------
 Total Corporation..................   $(1,269)   $  992      $316.6    $298.2
                                       =======    ======      ======    ======

---------------

                                                                  Average
                                       Net Income (Loss)      Managed Assets
                                         (In millions)         (In billions)
                                       ------------------     ----------------
Six Months Ended June 30                  2000      1999        2000      1999
-------------------------------------------------------------------------------
Retail..............................   $   155    $  537      $ 78.7    $ 70.9
Commercial Banking..................       (13)      391       110.2     104.6
First USA...........................      (312)      641        71.7      74.9
Investment Management...............       154       149         7.6       7.0
Corporate Investments...............       202       194         8.2       7.7
Corporate/Unallocated...............      (766)      246        38.7      32.7
                                       -------    ------      ------    ------
 Total business segment results.....      (580)    2,158       315.1     297.8
Merger-related items and
 significant items..................        --       (15)         --        --
                                       -------    ------      ------    ------
 Total Corporation..................   $  (580)   $2,143      $315.1    $297.8
                                       =======    ======      ======    ======

---------------

Business Segment Management

     BANK ONE manages its lines of business based on risk, return and growth parameters. The risk component is differentiated through the capital allocation process. Merger-related charges and other significant items that were not considered core run-rate items were not attributed to the line of business results in prior periods.

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

 .    Credit Costs - Provision for credit losses in the lines of business is representative of management's estimate of ongoing credit losses. Beginning in the second quarter of 2000, the provision was fully allocated to the appropriate lines of business.

 .    Cost Allocation - Costs of support units are allocated to the business lines as indirect expenses and overhead costs.

 .    Capital Attribution - Common equity is assigned to the business units based on the underlying risk of their activities. Four forms of risk are measured: credit, market, operational and lease residual. The risk tolerance used in this framework is consistent with that required for an AA debt rating.

The Corporation is in the process of evaluating its management reporting process including funds transfer pricing, credit cost, support cost and capital allocation processes.

Key principles underlying the line of business results are noted below.

 .    The presentation of the business units depicts the management organization of the Corporation for the period ending June 30, 2000.

     . Investment Management, which was previously included in Commercial Banking is presented as a separate line of business. Prior periods have been restated to reflect this change.

     . Corporate Investments, which was previously included in Commercial Banking is presented as a separate line of business. Prior periods have been restated to reflect this change.

     . WingspanBank.com was moved to Retail from Other Activities, and prior periods were restated to reflect this change.

 .    The merger-related charges and the effect of certain identified transactions in prior periods were not attributed to any line of business. For analytical purposes, these items were not considered part of core business activities.

 .    All disclosures are on a managed basis; securitized credit card receivables and related income statement line items are presented as if they were on-balance sheet loans.

Line of Business Financial Results

Retail                                        Three Months Ended June 30                Six Months Ended June 30
                                     --------------------------------------------     ----------------------------
                                                                      Adjusted(1)
(Dollars in millions)                     2000      1999    % Change      2000          2000     1999    % Change
---------------------------------------------------------------------------------     ----------------------------
Net interest income (2)............     $1,196    $1,082        11%     $1,205        $2,432    $2,161        13%
Provision for credit losses........        132        83         59        121           299       216        38
Noninterest income.................        (95)      408        N/M        330           211       808       (74)
Noninterest expense................      1,097       962         14      1,204         2,099     1,938         8
Net income (loss)..................        (81)      290        N/M        247           155       537       (71)

Return on equity...................         (6)%      25%                   17%            5%       24%
Efficiency ratio...................        100        65                    67            79        65

(Dollars in billions)
Loans - average....................       73.6    $ 64.9         13%    $ 73.6        $ 73.4    $ 64.4         14%
Assets - average...................       77.9      71.4          9       77.9          78.7      70.9         11
Deposits - average.................       89.4      89.2         --       89.4          88.9      90.0         (1)
Common equity - average............        5.9       4.6         28        5.9           5.8       4.6         26
-----------------------------------

(1) - Excludes second quarter 2000 significant charges.
(2) - Fully taxable equivalent basis.
N/M - Not meaningful.

     Retail offers a full range of products through a network of more than 1,800 banking centers, 6,500 ATMs, online banking and other distribution channels. Deposits, investments, loans and insurance products are offered to consumers and small businesses.

     Retail reported a net loss of $81 million, a decrease of $371 million from the year-ago quarter. Earnings for the second quarter were affected by $518 million pretax of significant items as previously discussed. Excluding the impact of these items, on an adjusted basis Retail earnings were $247 million.

     Net interest income of $1.196 billion increased $114 million, or 11%, from the prior year, primarily driven by wider deposit spreads and a 13% increase in loan volume. Loan growth has occurred mainly in home equity loans, up 39% from a year ago. The $40 million decline in net interest income from the first quarter reflected the first-quarter loan sale to Household International, Inc. and the impact of normal tax-related lending seasonality.

     Provision expense was $132 million for the second quarter, an increase of $49 million from the year-ago quarter and a decline of $35 million from the first quarter. The year-over-year increase can be attributed to loan growth and the impact of adopting the Federal Financial Institutions Examination Council's ("FFIEC") revised consumer loan charge-off guidelines. The decline from the first quarter reflected loan sales and the impact of first-quarter tax-related lending.

     Noninterest income declined $503 million from the year-ago quarter, reflecting the impact of $425 million of significant items. Excluding these items, noninterest income decreased due to higher auto lease residual losses realized and lower loan sale gains. On the same basis, noninterest income increased from the prior quarter due to higher loan and deposit fees, increased student loan fees and higher interchange fees.

     Noninterest expense of $1.097 billion increased $135 million from the year-ago quarter and $95 million from the first quarter. Excluding $73 million of pretax significant items, WingspanBank.com, which was launched late in the year-ago quarter, was the primary driver of the year-over-year increase. On the same basis, the increase from the prior quarter reflected seasonal marketing expense.

     For the first six months of 2000, Retail reported net income of $155 million, down $382 million from the 1999 period. Excluding the impact of the significant items discussed above, Retail's earnings were $483 million in the first six months of 2000.

     The 13% increase in net interest income for the first six months of 2000 from the prior year was principally related to wider deposit spreads and 14% loan growth. The higher provision was driven by loan growth and the adoption of the FFIEC charge-off guidelines.

     Noninterest income declined in the first six months of 2000, to $636 million on an adjusted basis from the 1999 period, reflecting a $158 million increase in realized auto lease residual losses and lower loan sale gains. The most significant factor in higher noninterest expense was the launch of WingspanBank.com late in the 1999 second quarter.

Commercial Banking                          Three Months Ended June 30                  Six Months Ended June 30
--------------------------------------------------------------------------------    -------------------------------
                                                                    Adjusted(1)
(Dollars in millions)                  2000       1999     % Change    2000             2000       1999    % Change
--------------------------------------------------------------------------------    -------------------------------
Net interest income (2)..........    $  694     $  628          11%   $  694          $1,358     $1,230         10%
Provision for credit losses......       778        108         N/M       150             910        213        N/M
Noninterest income...............       312        329          (5)      356             666        680         (2)
Noninterest expense..............       564        538           5       563           1,134      1,106          3
Net income.......................      (213)       203         N/M       214             (13)       391        N/M

Return on equity.................       (13)%       14%                   13%             --%        13%
Efficiency ratio.................        56         56                    54              56         58

(Dollars in billions)
Loans - average..................    $ 82.1     $ 73.0          12%   $ 82.1          $ 81.3     $ 72.3         12%
Assets - average.................     110.2      104.4           6     110.2           110.2      104.6          5
Deposits - average...............      40.9       37.4           9      40.9            40.1       37.3          8
Common equity - average..........       6.7        5.8          16       6.7             6.4        5.9          8

---------------
(1) Excludes second quarter 2000 significant items.
(2) Fully taxable equivalent basis.
N/M - Not meaningful.

     Commercial Banking serves business customers ranging in size from middle market companies to large corporations, governments and institutions. Commercial Banking's product offerings include traditional credit products, corporate finance, treasury service and capital markets products.

     Commercial Banking reported a net loss of $213 million in the second quarter, driven primarily by a significant increase in credit losses as reflected in higher credit provisions. Excluding the impact of this quarter's significant items, Commercial Banking's adjusted earnings were $214 million.

     Net interest income of $694 million increased $66 million, or 11%, from the year-ago quarter, reflecting 12% average loan growth. Large Corporate and Middle Market loans grew 19% and 12%, respectively. This benefit was partially offset by a slight decline in the net interest margin, reflecting competitive pricing pressures in both the Middle Market and Large Corporate markets as well as higher interest rates.

     The provision for credit losses was $778 million, up $670 million year-over-year, attributable to the loan loss provisions taken this quarter for the significant deterioration in the commercial portfolio spread across several industries, including leveraged acquisition finance transactions.

     Noninterest income of $312 million declined $17 million, or 5%, year-over-year, primarily reflecting weakness in market-driven revenue. Poor trading results in the high-yield and corporate portfolios resulted in a decline in market-driven revenue of $47 million year-over-year and also accounted for the decline from the first quarter. Partially offsetting this weakness was solid growth in treasury management-related revenues, which were up 12% from the year-ago quarter. Fee income was also strong in the quarter in syndicated lending, where volume increased significantly over the first quarter due to increased market activity, improved share and business mix. Excluding the impact of the significant items, noninterest income increased 8% year-over-year.

     Noninterest expense was $564 million, up $26 million, or 5%, from the year-ago quarter. This reflected modest increases in several expense categories. Expenses were down 1% from the first quarter, reflecting efficiency gains as staffing levels have been managed flat to down since the end of last year.

     For the first six months of 2000, Commercial reported a net loss of $13 million. On an adjusted basis, net income rose 6% from the comparable 1999 period, to $414 million.

     Net interest income increased 10%, primarily driven by 12% loan growth for the first six months of 2000. The impact of loan growth was partially offset by lower loan yields and higher funding costs. The higher provision for credit losses reflected significant deterioration in the commercial portfolio.

     Noninterest income rose 4% on an adjusted basis from the 1999 six-month period. Growth in treasury management fees was partially offset by weaker market-driven revenue. Noninterest expense increased less than 3% year-over-year.

First USA                                   Three Months Ended June 30                        Six Months Ended June 30
----------------------------------------------------------------------------------     --------------------------------------
                                                                     Adjusted(1)
(Dollars in millions)                  2000       1999     % Change    2000                  2000       1999     % Change
----------------------------------------------------------------------------------     --------------------------------------
Net interest income (2)...........   $1,451     $1,781         (19)%  $1,451                $2,976     $3,578         (17)%
Provision for credit losses.......      935        898           4       900                 1,904      1,738          10
Noninterest income................     (153)       455         N/M       307                   111        803         (86)
Noninterest expense...............      961        818          17       679                 1,676      1,672          --
Net income (loss).................     (379)       339         N/M       113                  (312)       641         N/M

Return on outstandings (pretax)...     (3.6)%      3.0%                 1.1%                  (1.5)%      2.8%
Return on equity..................      (25)        23                     7                   (10)        22
Efficiency ratio..................       74         37                    39                    54         38
Managed net charge-off ratio......     5.44       5.25                  5.44                  5.61       5.07

(Dollars in billions)
Loans - average...................   $ 66.1     $ 68.9          (4)%   $66.1                $ 66.6     $ 68.9          (3)%
Assets - average..................     70.6       75.0          (6)     70.6                  71.7       74.9          (4)
Common equity - average...........      6.1        6.0           2       6.1                   6.1        6.0           2

---------------
(1) Excludes second quarter 2000 significant charges.
(2) Fully taxable equivalent basis.
N/M - Not meaningful.

     First USA reported a net loss of $379 million a decrease of $718 million from the year-ago quarter. Earnings for the second quarter were affected by several items, primarily impairment-related asset writedowns totaling $777 million pretax. Excluding these items, adjusted earnings were $113 million after tax, with a pretax return on outstandings of 1.1% for the quarter, up from 0.6% in the prior quarter.

     Net interest income of $1.451 billion decreased $330 million, or 19%, from the year-ago quarter, due to margin compression resulting from the attrition of higher priced accounts, reduced margins and lower average outstandings.

     The provision declined $34 million from the first quarter, reflecting continued improvement in delinquency trends and a reduction in managed net charge-offs. Compared with the first quarter, the managed delinquency rates for 30 and 90 days declined from 4.08% to 3.83% and from 1.91% to 1.69%, respectively. The managed charge-off rate declined to 5.44% from 5.78% in the prior quarter.

     Noninterest income declined $608 million from the prior year, primarily related to the impairment writedowns on the interest-only strip and affinity partnership agreements, which totaled $460 million pretax, net of a $46 million gain on the sale of the Canadian and U.K. credit card operations. The prior-year quarter included net securitization gains of $33 million compared with net securitization amortization of $30 million in the current quarter. Noninterest income increased from the first quarter due to the seasonal benefit of higher interchange income.

     Excluding this quarter's $275 million pretax writedown of purchased credit card intangible assets and other adjustments, noninterest expense declined $139 million, or 17%, from the prior year. Expense savings initiatives including staff reductions, lower processing costs and reduced marketing expense drove this improvement.

     Compared to the year-ago period, average outstandings decreased approximately 4%. At quarter-end, First USA had 54.6 million cards issued. About 826,000 new accounts were opened during the quarter. Overall attrition levels continue to improve and are performing better than expected.

     First USA's net loss for the first six months of 2000 was $312 million. On an adjusted basis, net income was $180 million, down from $641 million in the year-ago period.

     Net interest income for the six months declined 17% from the 1999 period. Margin compression resulting from the attrition of higher priced accounts, lower average outstandings, higher funding costs and lower late fees drove the decrease. The provision for credit losses increased 8% on an adjusted basis, related to higher net charge-offs.

     Noninterest income decreased 29% on an adjusted basis for the six-month period. The prior-year period included net securitization gains of $41 million, compared with net scheduled reductions of $71 million in the six-month period of 2000 as well as higher revenue sharing with marketing partners and lower fee services income. Noninterest expense declined 17% from $1.672 billion in 1999's first six months. Staff reductions, lower processing costs and reduced marketing expense were the causes of the decline.


Investment Management                             Three Months Ended June 30                      Six Months Ended June 30
----------------------------------------------------------------------------------------     -----------------------------------
                                                                            Adjusted(1)
(Dollars in millions)                        2000           1999   % Change    2000              2000         1999   % Change
----------------------------------------------------------------------------------------     -----------------------------------
Net interest income (2)............        $  101         $   99         2%  $  101            $  201        $  192          5%
Provision for credit losses........             2             --       N/M        2                 4            --        N/M
Noninterest income.................           288            295        (2)     288               575           597         (4)
Noninterest expense................           272            255         7      263               529           563         (6)
Net income.........................            73             91       (20)      79               154           149          3

Return on equity...................            33%            41%                35%               34%           33%
Efficiency ratio...................            70             65                 68                68            71

(Dollars in millions)
Loans - average....................        $  6.5         $  5.7        14%  $  6.5            $  6.5        $  5.6         16%
Assets - average...................           7.5            7.1         6      7.5               7.6           7.0          9
Deposits - average.................           8.6            8.7        (1)     8.6               8.6           8.8         (2)
Common equity - average............           0.9            0.9        --      0.9               0.9           0.9         --
Assets under management -
 average...........................         129.4          124.7         4    129.4             128.2         124.0          3
-----------------------------------

(1) Excludes second quarter 2000 significant items.
(2) Fully taxable equivalent basis.
N/M - Not meaningful.

     Investment Management provides investment advisory, credit products, insurance, trust and investment-related services to individual and institutional clients. The One Group(R) mutual funds, the Corporation's propriety fund family, is managed in this line of business.

     Investment Management net income declined $18 million, or 20%, from the year-ago period. Results for the year-ago quarter included $26 million pretax of nonrecurring gains.

     Net interest income of $101 million increased 2% from the year-ago period. Higher spread income associated with the 14% increase in average loans was partially offset by a 1% decrease in average deposits.

     Noninterest income of $288 million decreased $7 million, or 2%, year-over year. Excluding the impact of the sale of a subsidiary in the year-ago period, noninterest income increased $18 million, or 7%, primarily driven by increased revenue from private banking, investment products and institutional sales.

     Noninterest expense of $272 million increased $17 million, or 7%, year-over-year. Excluding the impact of the sale of a subsidiary in the year-ago period, noninterest expense increased 3%, reflecting increased commissions and processing expense related to the higher sales volumes.

     For the six months, net income on an adjusted basis increased 7%. Net interest income grew 4% from the year-ago period, driven by 16% loan growth.

     Noninterest income and expense both decreased from the 1999 six-month period due to the sale of a subsidiary. Excluding the income and expense related to this subsidiary and a gain on the sale of a small business, noninterest income increased 5% and noninterest expense increased 3%. Revenues from private banking, investment products and institutional sales improved noninterest income. Higher sales volumes caused increases in commissions and processing expenses.

     Assets under management increased to $129.4 billion, or 4%, from the year-ago period. One Group(R) mutual fund assets under management increased 15% to $66.9 billion in the second quarter of 2000. This increase was partially a result of assets shifting from individually managed accounts to mutual funds. One Group(R) fund performance continues to remain strong, with 90% of funds rated three stars or better by Morningstar.


Corporate Investments                             Three Months Ended June 30                       Six Months Ended June 30
----------------------------------------------------------------------------------------      ----------------------------------
                                                                            Adjusted(1)
(Dollars in millions)                        2000           1999   % Change    2000              2000         1999   % Change
----------------------------------------------------------------------------------------      ---------------------------------
Net interest income (2)............         $  30          $  48      (38)%    $ 30             $  65       $  98        (34)%
Provision for credit losses........             1             --      N/M         1                 2          --        N/M
Noninterest income.................            52             97      (46)       52               237         213         11
Noninterest expense................            31             34       (9)       31                70          71         (1)
Net income.........................            61             90      (32)       61               202         194          4

Return on equity...................            20%            36%                20%               34%         39%
Efficiency ratio...................            38             23                 38                23          23

(Dollars in millions)
Average loans......................         $ 3.5          $ 3.4        3      $3.5             $ 3.5       $ 3.4          3%
Average assets.....................           8.4            7.5       12       8.4               8.2         7.7          6
Average common equity..............           1.2            1.0       20       1.2               1.2         1.0         20
-----------------------------------

(1)  No second quarter 2000 significant items were allocated to Corporate
     Investments
(2)  Fully taxable equivalent basis.
N/M - Not meaningful.

     Corporate Investments engages in proprietary investment activities, which include growth, tax-oriented and value investing, and leveraged and equipment leasing.

     Corporate Investment's net income of $61 million declined $29 million year-over-year, as the year-ago quarter's performance was strong.

     Net interest income of $30 million declined $18 million from the year-ago quarter, largely a result of growth in noninterest-bearing investments in addition to higher funding costs. Lease spread income has declined modestly, reflecting a net increase in outstandings at lower yields.

     Noninterest income was $52 million in the second quarter, down $45 million from the year-ago quarter. Market-driven revenue, derived primarily from venture capital and private equity investments, declined $18 million from the year-ago quarter and $103 million from the particularly strong first quarter. Weakness in the second-quarter results reflects lower valuations on investments. Other returns were similarly affected by market conditions.

     Noninterest expense of $31 million declined 9% from the year-ago quarter and 21% from the prior quarter, reflecting continued expense discipline. Lower incentives and other market-related expenditures, a function of the slower market activity, contributed to the expense decrease.

     For the six months, net income grew 4% from the 1999 period. Noninterest income increased 11% to $237 million, related to higher equity securities gains. Net interest income declined 34% to $65 million, driven by fewer interest-bearing investments and the higher cost of funding these assets. Noninterest expense was unchanged.

Corporate/Unallocated                             Three Months Ended June 30                       Six Months Ended June 30
----------------------------------------------------------------------------------------      ----------------------------------
                                                                           Adjusted(1)
(Dollars in millions)                        2000         1999   % Change    2000                2000         1999    % Change
----------------------------------------------------------------------------------------      ----------------------------------
Net interest income (2)                     $ (75)       $  37     N/M    $   (75)              $(190)       $  79       N/M
Provision for credit losses........            --          (14)    N/M         --                  --          (63)      N/M
Noninterest income.................          (422)         105     N/M         10                (304)         212       N/M
Noninterest expense................           582           18     N/M         51                 660           13       N/M
Net income (loss)                            (730)          99     N/M        (70)               (766)         246       N/M

(Dollars in billions)

Assets - average...................         $42.0        $32.8      28%   $  42.0               $38.7        $32.7        18%
Deposits - average.................          20.5         17.0      21       20.5                21.3         16.5        29
Common equity - average............          (1.1)         2.4     N/M       (1.1)               (0.7)         2.2       N/M
-----------------------------------

(1)  Excludes second quarter 2000 significant items.
(2)  Fully taxable equivalent basis.
N/M - Not meaningful.


     Corporate/Unallocated reported a net loss of $730 million, a decrease of $829 million from the year-ago quarter and $694 million from the first quarter. Earnings for the second quarter were impacted by $963 million pretax of significant items, primarily losses on the restructuring of the investment securities portfolio, increased legal accruals and charges for abandoned facilities and correcting operational errors.

     Net interest income in the current quarter represented a net expense of $75 million. Net interest income for this line of business represents the earnings on the corporate investment securities portfolio, as well as the impact of interest rate risk not allocated to the lines of business and the cost to carry unallocated net assets. This net amount will vary from period to period as the rate risk of the Corporation fluctuates and as the unallocated net asset position changes.

     There was no provision expense for the current quarter as this was fully reflected in the appropriate lines of business. This should generally be the case, as Corporate/Unallocated seldom contains any loans or other assets that would require a loss provision.

     Noninterest income declined $527 million from the year-ago quarter and $540 million from the first quarter reflecting the impact of the $415 million securities portfolio writedown and other items in the second quarter. Excluding these items, noninterest income was down versus a year ago due to nonrecurring transactions in the 1999 quarter.

     The increase in noninterest expense reflected the $531 million impact of significant second-quarter items. Excluding these impacts, the remaining noninterest expense represents unallocated support costs that vary from quarter to quarter.

     For the first six-months of 2000, Corporate/Unallocated activities had a net loss of $106 million, on an adjusted basis, compared to net income of $246 million in the year-ago period. Net interest income reflected a net expense of $190 million for the six months in 2000, reflecting the unallocated interest rate risk and the cost to carry unallocated net assets.

     Noninterest income on an adjusted basis was $128 million, a decrease from the 1999 period due to nonrecurring transactions. Noninterest expense increased to $129 million on an adjusted basis, reflecting higher unallocated support costs.

     See Note 5--Operating Segments for additional disclosure regarding the Corporation's business segments.

                  Summary of Consolidated Financial Results

                                                      Three Months Ended June 30                     Six Months Ended June 30
                                                 ------------------------------------          ------------------------------------
(Dollars in millions, except per share data)       2000           1999     % Change              2000           1999     % Change
--------------------------------------------     ------------------------------------          ------------------------------------
Net interest income--
  tax-equivalent basis....................       $ 2,257         $2,341         (4)%            $ 4,485         $4,650         (4)%
Provision for credit losses...............         1,013            275        N/M                1,375            556        N/M
Noninterest income........................           288          2,222        (87)               2,109          4,812        (56)
Noninterest expense.......................         3,507          2,806         25                6,168          5,747          7
Net income (loss).........................        (1,269)           992        N/M                 (580)         2,143        N/M
Earnings (loss) per share
  Basic...................................         (1.11)          0.84        N/M                (0.51)          1.81        N/M
  Diluted.................................         (1.11)          0.83        N/M                (0.51)          1.79        N/M

Return on assets..........................         (1.87)%         1.57%                          (0.43)%         1.71%
Return on common equity...................         (26.0)          19.1                            (6.0)          21.0
Net interest margin.......................          3.77           4.26                            3.77           4.28
Efficiency ratio..........................         137.8           61.5                            93.5           60.7

----------------
N/M - Not meaningful

     Net Interest Income

     Net interest income includes spreads on earning assets as well as items such as loan fees, cash interest collections on problem loans, dividend income, interest reversals, and income or expense on derivatives used to manage interest rate risk. Net interest margin measures how efficiently the Corporation uses its earning assets and underlying capital.

     In order to understand fundamental trends in net interest income, average earning assets and net interest margins, it is useful to analyze financial performance on a managed portfolio basis, which adds data on securitized loans to reported data on loans.

                                               Three Months Ended June 30                     Six Months Ended June 30
                                        ----------------------------------------------------------------------------------------
(Dollars in millions)                       2000         1999         % Change          2000            1999          % Change
--------------------------------------------------------------------------------------------------------------------------------
Managed
Net interest income--
  tax-equivalent basis.........         $  3,396        $  3,675        (8)%          $  6,841        $  7,336          (7)%
Average earning assets.........          284,607         265,488         7             283,380         263,896           7
Net interest margin............             4.80%           5.55%                         4.85%           5.61%
Reported
Net interest income--
  tax-equivalent basis.........         $  2,257        $  2,341        (4)%          $  4,485        $  4,650          (4)%
Average earning assets.........          240,826         220,505         9             239,070         219,214           9
Net interest margin............             3.77%           4.26%                         3.77%           4.28%

     Despite a 7% growth in average earning assets from a year ago, managed net interest income declined 8% and 7% in the second quarter and first half of 2000, respectively, versus the year-earlier periods. Managed net interest margin declined in the second quarter and first half of 2000 by 75 and 76 basis points, respectively, from the year-ago periods.

     Compressed spreads and lower average receivables in the credit card business accounted for much of the decline in both net interest income and related margin in both the second quarter and first half of 2000.

     Growth in both average commercial and other consumer loans partially offset the decline in net interest income in both comparable periods. However, interest spreads generated on these loans were slightly below year-ago levels. Competitive pricing pressures and higher relative funding costs reduced margins in the commercial loan portfolio. Margins related to other consumer loans also declined versus those of a year ago, reflecting lower risk-adjusted returns due to the sale of certain identified loan pools from the consumer portfolio.

                                      Three Months Ended June 30                         Six Months Ended June 30
                         ----------------------------------------------------------------------------------------------------
(Dollars in millions)             2000     Percent      1999       Percent         2000        Percent       1999    Percent
-----------------------------------------------------------------------------------------------------------------------------

Average managed loans
 Credit card.............     $ 66,148         29%     $ 68,947         32%     $ 66,621           29%     $ 69,046        32%
 Commercial..............      100,146         43        88,911         41        99,059           43        87,990        41
 Other consumer..........       65,527         28        58,065         27        65,323           28        57,623        27
                              --------        ---      --------        ---      --------          ---      --------       ---
             Total.......     $231,821        100%     $215,923        100%     $231,003          100%     $214,659       100%
                              ========        ===      ========        ===      ========          ===      ========       ===

     Average managed credit card loans were down for both the second quarter and six months ended June 30, 2000, compared to 1999 levels. The Corporation anticipates that average credit card loan outstandings will continue to be flat to slightly down throughout the remainder of 2000.

     Average commercial loan outstandings increased 13% to $100.1 billion in the second quarter, reflecting underlying growth concentrated in the large corporate and middle market customer base. The increase in average commercial loans on a year-to-date basis was also 13%.

     Average consumer loans, excluding credit card loans, increased 13% from the year-ago level for both the quarter and first six months of 2000. This growth reflects a significant increase in home equity loan products.

Noninterest Income

     In order to provide more meaningful trend analysis, credit card fee revenue and total noninterest income in the following table are shown on a managed basis. Credit card fee revenue excludes the net interest revenue associated with securitized credit card receivables.

                                                  Three Months Ended June 30               Six Months Ended June 30
                                         -------------------------------------------------------------------------------
(Dollars in millions)                              2000         1999  % Change        2000         1999      % Change
------------------------------------------------------------------------------------------------------------------------

Equity securities gains..................        $   60       $  133      (55)%     $  203       $  229        (11)%
Trading profits (losses).................            (3)          33      N/M           61          100        (39)
Investment securities gains (losses).....          (414)          34      N/M         (399)          86        N/M
                                                 ------       ------      ---       ------       ------       ----
  Market-driven revenue..................          (357)         200      N/M         (135)         415        N/M

Credit card revenue......................           171          339      (50)         442          663        (33)
Fiduciary and investment
 management fees.........................           200          197        2          395          376          5
Service charges on deposits..............           331          323        2          655          630          4
Other service charges and commissions....           363          400       (9)         752          783         (4)
                                                 ------       ------      ---       ------       ------       ----
  Managed fee-based revenue..............         1,065        1,259      (15)       2,244        2,452         (8)

Other....................................          (726)         229      N/M         (613)         446        N/M
Gain on Indiana divestitures.............            --           --      N/M           --          249        N/M
Gain on sale of Concord/EPS..............            --           --      N/M           --          111        N/M
                                                 ------       ------      ---       ------       ------       ----
  Managed noninterest income.............        $  (18)      $1,688      N/M       $1,496       $3,673        (59)%
                                                 ======       ======      ===       ======       ======       ====
------------------------------------------------------------------------------------------------------------------------

N/M-Not meaningful.

Market-Driven Revenue

  Market-driven activities produced losses of $357 million for the second
quarter of 2000.   Excluding planned investment securities sales and certain
trading valuation adjustments that produced charges of $459 million, market-driven revenue for the second quarter and first half of 2000 was $102 million and $324 million, respectively.

  Equity securities gains totaled $60 million for the second quarter of 2000, compared with $133 million in the year-ago quarter. Weaker equity markets in the second quarter of 2000 produced lower securities gains. In addition, second quarter 1999 results included a gain of $42 million from the Corporation's liquidation of its Concord EFS, Inc. securities.

  Poor trading results generated in the high-yield and corporate portfolios in the 2000 second quarter resulted in an overall trading loss of $3 million. These events accounted for substantially all of the trading shortfall versus a year ago in both the second quarter and first half comparisons.

  The planned repositioning of the Corporation's investment securities portfolio generated losses of $415 million in the second quarter of 2000 and involved the committed sale of approximately $9 billion in investment securities. Of this planned repositioning, $2.5 billion in investment securities were sold by June 30, generating realized losses of $50 million.


Managed Fee-Based Revenue

  Managed fee-based revenue was below the year-ago levels for both the second quarter and first six months of 2000. Reduced credit card fee revenue was the primary reason for the decline in fee-based revenue.

  Managed credit card fee revenue was $171 million for the second quarter and $442 million for the first half of 2000. Reflected in these results were writedowns of certain affinity partnership arrangements of $121 million for the second quarter of 2000 and $130 million for the first six months of 2000. Excluding these charges, credit card fee revenue declined 14% in both the second quarter and first half of 2000, compared with comparable 1999 periods. In addition to previously described asset writedowns, these declines also reflected reduced fee generation resulting from customer attrition and fee-based transaction flow.

  Deposit fees, which include both commercial product service fees and retail account transaction fees, were up 2% in the second quarter and 4% for the first half of 2000.

  Other service charges were $363 million for the second quarter of 2000 and $752 million for the first six months of 2000. Excluding the effect of the sale of a subsidiary in the year-ago period, other service charges were 5% below those of the second quarter of 1999 and up slightly from the first six months of 1999.

Other Income

  Other activities generated losses of $726 million for the second quarter and $613 million for the first six months of 2000. Second-quarter charges totaled $750 million and included asset writedowns associated with the interest-only strips, resulting from credit card securitization transactions, auto lease residuals and estimated losses associated with the committed sale of identified pools of vehicle-related loans.

  Partially offsetting these charges were second-quarter 2000 gains of $22 million on the sale of consumer installment loans and $46 million in gains on the disposition of the Corporation's Canadian and U.K. credit card operations.

  In addition to asset impairment writedowns associated with credit card-related interest-only strip securities of $354 million and $432 million for the three and six months ended June 30, 2000, respectively, there was a reduction in the level of ongoing credit card securitization activity. Therefore, second-quarter 2000 results included $30 million of net securitization amortization, while the 1999 second-quarter results reflected net securitization gains of $33 million. For the first half of 2000, such net securitization amortization totaled $71 million, compared with net gains of $41 million in 1999. The carrying value of the Corporation's credit card-related interest-only strips totaled $245 million at June 30, 2000.

  In addition to the auto residual writedowns that totaled $307 million for the second quarter and first half of 2000, additional losses were realized on the sale of auto leasing residuals of $63 million in the second quarter and $130 million in the first half of 2000. This compares with a writedown of $20 million for the second quarter and first half of 1999 and realized losses of $16 million and $33 million recognized in the second quarter and first half of 1999, respectively.

  While the Corporation has estimated the level of permanent impairment inherent in its leasing residual portfolio at June 30, 2000, continued deterioration in used car prices may result in additional charges, further reducing the carrying value of the Corporation's auto lease residual portfolio.

Noninterest Expense

  Noninterest expense for the second quarter of 2000 was $3.507 billion and $6.168 billion for the first half of 2000. Excluding second-quarter 2000 charges of $896 million and 1999 merger-related charges of $179 million, noninterest expense for the second quarter and first half was essentially flat compared with 1999 levels.


                                                       Three Months Ended June 30                Six Months Ended June 30
                                           -----------------------------------------------------------------------------------
(Dollars in millions)                               2000          1999         Change          2000         1999        Change
------------------------------------------------------------------------------------------------------------------------------
Salaries and employee benefits
 Salaries..................................        $  967        $  921             5%        $1,864       $1,883          (1)%
 Employee benefits.........................           165           152             9            366          337            9
                                                   ------        ------           ---         ------       ------         ----
  Total salaries and employee benefits.....         1,132         1,073             5          2,230        2,220           --

Net occupancy and equipment expense........           223           219             2            445          446           --
Depreciation and amortization..............           439           169           N/M            602          344           75
Outside service fees and processing........           375           420           (11)           783          826           (5)
Marketing and development..................           245           302           (19)           471          617          (24)
Communication and transportation...........           207           208            --            419          408            3
Merger-related and restructuring charges...           229           145            58            210          309          (32)
Other .....................................           657           270           N/M          1,008          577           75
                                                   ------        ------           ---         ------       ------         ----
Noninterest expense........................        $3,507        $2,806            25%        $6,168       $5,747            7%
                                                   ======        ======           ===         ======       ======         ====

-------------------------------------------
N/M - Not meaningful.

  Salaries and benefit costs, excluding $54 million in severance and payroll expense accrual adjustments, for both the second quarter and first half of 2000, were in line with year-ago levels. In both periods, benefit costs were up from year-ago levels, reflecting the increased cost associated with the Corporation's combined 401(k) plan benefit program.

  Net occupancy and equipment costs in the second quarter and first half of 2000 were essentially unchanged as compared to year-ago levels. During the 2000 second quarter, corporate decisions were made to abandon identified facilities and discontinue the use of certain equipment and application software. The costs related to these decisions were recorded as restructuring charges. Absent other investment decisions, these actions are anticipated to reduce longer-term corporate occupancy costs.

  Excluding the second-quarter impairment charge, that includes purchased credit card relationship writedown of $275 million, depreciation and amortization costs were 8% below year-ago levels. These asset writedowns reduced the carrying value of identified intangibles and will reduce the ongoing level of related amortization expense.

  Outside service fees and processing expense decreased in 2000 compared with 1999 for both the second quarter and first six months. Reduced consulting activity is the primary driver of this year-over-year improvement. Year 2000 readiness costs of $32 million and $62 million were incurred during the second quarter and first six months of 1999, respectively.

  Targeted reductions in identified credit card marketing programs produced reduced marketing costs in both the second quarter and first six months of 2000.

  Restructuring costs were $229 million for the second quarter of 2000. See Note 4 on page 42 for a detailed discussion of merger and restructuring reserve activity.

  Second-quarter charges of $325 million were reflected in other noninterest expense, the primary components of which included a $190 million increase to the legal reserve to cover increased corporate and business litigation exposure and $100 million related to correcting operational errors. Excluding such charges, other noninterest expense was up 23% compared with the 1999 second quarter, partially reflecting increased fraud costs related to the Corporation's credit card business.


Applicable Income Taxes

                                                Three Months Ended June 30              Six Months Ended June 30
                                      ---------------------------------------------------------------------------
(Dollars in millions)                              2000               1999               2000               1999
-----------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes.....           $(2,011)            $1,452            $(1,020)            $3,100
Applicable income taxes (benefit).....              (742)               460               (440)               957
Effective tax rates...................              36.9%              31.7%              43.1%              30.9%


  Tax expense or (benefit) for both periods included benefits for tax-exempt income, tax-advantaged investment and general business tax credits offset by the effect of nondeductible expense, including goodwill. In the case of a loss before income taxes, the effect of the net tax benefits described above is to increase, rather than decrease, the effective rate of tax. This is the primary reason for the difference in the effective tax rates between the 2000 and 1999 periods.

                                Risk Management
                                ---------------

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

  Compensation for assuming these risks is reflected in interest income, trading profits and fee income. In addition, these risks are factored into the allocation of capital to support various business activities, as discussed in the "Capital Management" section, beginning on page 33.

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

                           Liquidity Risk Management
                           -------------------------

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

     The Consolidated Statement of Cash Flows, on page 39, presents data on cash and cash equivalents provided and used in operating, investing and financing activities.

     The Corporation's ability to attract wholesale funds on a regular basis and at a competitive cost is fostered by strong ratings from the major credit rating agencies. As of June 30, 2000, the Corporation and its principal banks had the following long- and short-term debt ratings. There have been no changes in these ratings from March 31, 2000.

Credit Ratings
--------------

                                                                  Senior
June 30, 2000                    Short-Term Debt              Long-Term Debt
                            -----------------------     -----------------------
                            S & P          Moody's      S & P           Moody's
                            ------         --------     -----           -------
The Corporation (Parent)..  A-1              P-1        A                 Aa3
Principal Banks...........  A-1              P-1        A+                Aa2

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

The following table shows the total funding source mix for the periods indicated.

Deposits and Other Purchased Funds
                                                     June 30       March 31      December 31      September 30      June 30
(In millions)                                          2000          2000           1999              1999            1999
----------------------------------------------------------------------------------------------------------------------------
Domestic offices
  Demand......................................       $ 29,055      $ 29,923       $ 31,194          $ 29,979        $ 33,881
  Savings.....................................         63,722        65,292         64,435            65,906          64,511
  Time
   Under $100,000.............................         23,338        23,355         22,825            22,911          22,470
   $100,000 and over..........................         19,832        16,908         14,052            12,225          11,143
Foreign offices...............................         27,222        29,165         29,772            25,879          24,449
                                                     --------      --------       --------          --------        --------
     Total deposits...........................        163,169       164,643        162,278           156,900         156,454
Federal funds purchased and securities
  under repurchase agreements.................         17,610        18,451         18,720            20,493          19,710
Commercial paper..............................          3,230         2,765          3,184             3,009           2,926
Other short-term borrowings...................         18,597        15,496         18,027            16,396          13,723
Long-term debt (1)............................         39,093        38,753         35,435            34,735          27,728
                                                     --------      --------       --------          --------        --------
     Total other purchased funds..............         78,530        75,465         75,366            74,633          64,087
                                                     --------      --------       --------          --------        --------
     Total....................................       $241,699      $240,108       $237,644          $231,533        $220,541
                                                     ========      ========       ========          ========        ========
----------------------------------------------

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

     The Corporation manages its market risk through a value-at-risk measurement and control system, through stress testing and through dollar limits imposed on trading desks and individual traders. A committee of the Corporation's Board of Directors approves the overall market risk that any line of business can assume. The primary oversight unit for market risk arising from trading and trading related activity is the Market Risk Policy and Review Department, which develops policy to monitor and limit market risk and oversees the Corporation's process for managing risk. Value-at-risk is intended to measure the maximum fair value the Corporation could lose on a trading position, given a specified confidence level and time horizon. Value-at-risk limits and exposures are monitored on a daily basis for each significant trading portfolio. Stress testing is similar to value-at-risk except that the confidence level is geared to capture more extreme, less frequent market events.

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

     The following table shows the value-at-risk at June 30, 2000. The table includes trading activities and other activities, including certain overseas balance sheet positions that are managed principally as trading risk. Not included in the table below are $6.5 billion of investment securities that were transferred to the trading portfolio at June 30, 2000, and sold in July. The bulk of these assets were U.S. government agency and passthrough securities, but approximately $752 million of the assets were Euro- and British pound-denominated government bonds. The aggregate portfolio market risk including these transferred investment portfolio assets was $47 million at June 30, 2000.

Value-At-Risk
(In millions)                               June 30, 2000
                                          -----------------

Risk Type
 Interest rate..........................         $13
 Exchange rate..........................           -
 Equity.................................           1
 Commodity..............................           1
 Diversification benefit................          (1)
                                                 ---
Aggregate portfolio market risk.........         $14
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

     The Corporation's policies strictly limit which business units are permitted to assume interest rate risk. The level of interest rate risk that can be taken is closely monitored and managed by a comprehensive risk control process. The Market and Investment Risk Management Committee (the "Committee"), consisting of senior executives of the finance group, credit and market risk oversight units, and line of business units, is responsible for establishing the market risk parameters acceptable for the Corporation's ALM position. Through these parameters, the Committee balances the return potential of the ALM position against the desire to limit volatility in earnings and/or economic value. The ALM position is measured and monitored using sophisticated and detailed risk management tools, including earnings simulation modeling and economic value of equity sensitivity analysis, to capture both near-term and longer-term interest rate risk exposures. The Committee establishes the risk measures, risk limits, policy guidelines and internal control mechanisms (collectively referred to as the Interest Rate Risk Policy) for managing the overall ALM exposure. The Interest Rate Risk Policy is reviewed and approved by a committee of the Corporation's Board of Directors.

     Earnings simulation analysis, or earnings-at-risk, measures the sensitivity of pretax earnings to various interest rate movements. The base-case scenario is established using the forward yield curve. The comparative scenarios assume an immediate parallel shock of the forward curve in increments of (+/-) 100 basis point rate movements. Additional scenarios are analyzed, including more gradual rising or falling rate changes and non-parallel rate shifts. The interest rate scenarios are used for analytical purposes and do not necessarily represent management's view of future market movements. This sensitivity analysis includes the volatility inherent in the Corporation's credit card securitization interest-only strip. Estimated earnings for each scenario are calculated over a 12-month horizon. The table below shows earnings at risk for June 30, 2000. These figures represent a significant change from March 31, 2000, principally due to the reclassification of approximately $6.5 billion of assets in the investment portfolio from available for sale status to trading status. The market risk of this portfolio is captured in the value-at-risk calculation. These assets were subsequently sold in July.

     The Corporation has committed to the sale of approximately $8 billion over the next 6 to 9 months of vehicle-related loans that have fixed interest rates. Such loans are included in the Corporation's measure of interest rate exposure for non-trading activities. Changes in interest rates could potentially affect both the sales price and estimated gain (loss) on the disposition of such loans.

                                                              Immediate Change
                                                                   in Rates
Pretax earnings change                                      -100 bp     +100 bp
                                                           --------------------
June 30, 2000 ...........................................     $ 16       $(117)
                                                              ====       =====
March 31, 2000 ..........................................     $154       $(214)
                                                              ====       =====

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

     The Corporation has risk exposure at time periods beyond the 12 months captured in earnings sensitivity analysis. Management uses an economic value of equity sensitivity technique to capture the risk in both short- and long-term positions. This analysis involves calculating future cash flows over the full life of all current assets, liabilities and off-balance sheet positions under different rate scenarios. The discounted present value of all cash flows represents the Corporation's economic value of equity. The sensitivity of this value to shifts in the yield curve allows management to measure longer-term repricing and option risk in the portfolio. Interest rate risk in trading activities and other activities, including certain overseas balance sheet positions, is managed principally as trading risk.

     Access to the derivatives market is an important element in maintaining the Corporation's desired interest rate risk position. In general, the assets and liabilities generated through ordinary business activities do not naturally create offsetting positions with respect to repricing, basis or maturity characteristics. Using off-balance sheet instruments, principally plain vanilla interest rate swaps (ALM swaps), the interest rate sensitivity of specific on-balance sheet transactions, as well as pools of assets, is adjusted to maintain the desired interest rate risk profile. At June 30, 2000, the notional value of ALM interest rate swaps totaled $16.1 billion, including $14.8 billion against specific transactions and $1.3 billion against specific pools of assets.

Asset and Liability Management Derivatives - Notional Principal

                                                  Receive Fixed      Pay Fixed          Basis
(In millions)                                      Pay Floating   Receive Floating      Swaps        Total
                                                  --------------  ----------------  --------------
June 30, 2000                                     Specific  Pool  Specific   Pool   Specific  Pool   Swaps
                                                  --------  ----  --------  ------  --------  ----  -------
-----------------------------------------------------------------------------------------------------------

Swaps associated with:
 Loans..........................................   $   --   $380   $  276   $926      $--     $ --  $ 1,582
 Investment securities..........................       --     --      395     30       --       --      425
 Deposits.......................................      655     --       --     --       --       --      655
 Funds borrowed (including long-term debt)......    6,283     --    7,156     --       60       --   13,499
                                                   ------   ----   ------   ----      ---     ----  -------

     Total......................................   $6,938   $380   $7,827   $956      $60     $ --  $16,161
                                                   ======   ====   ======   ====      ===     ====  =======

Other ALM contracts (1).........................                                                    $   747
                                                                                                    =======
----------------


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

     The notional amounts, expected maturity, and weighted-average pay and receive rates for the ALM swap position at June 30, 2000, are summarized in the following table. For generic swaps, the maturities are contractual. In the table, the variable interest rates--which generally are the prime rate, federal funds rate or the one-month, three-month and six-month London interbank offered rates ("LIBOR") in effect on the date of repricing--are assumed to remain constant. However, interest rates will change and consequently will affect the related weighted-average information presented in the table.

Asset and Liability Management Swaps--Maturities and Rates

June 30, 2000
(Dollars in millions)                    2000       2001     2002       2003       2004      Thereafter      Total
-------------------------------------------------------------------------------------------------------------------
Receive fixed/pay floating swaps
  Notional amount.....................  $5,018     $ 475    $   --     $   25     $   --       $1,800       $ 7,318
  Weighted average
    Receive rate......................    6.16%     7.24%       --       7.61%        --         6.83%         6.40%
    Pay rate..........................    6.52%     6.77%       --       6.91%        --         6.57%         6.55%
Pay fixed/receive floating swaps
  Notional amount.....................  $  788     $  19    $2,830     $1,318     $2,794       $1,034       $ 8,783
  Weighted average
    Receive rate......................    6.85%     6.74%     6.72%      6.80%      6.62%        6.65%         6.71%
    Pay rate..........................    6.54%     6.11%     6.85%      7.10%      6.73%        6.81%         6.82%
Basis swaps
  Notional amount.....................      --     $  50        --         --     $   10           --       $    60
                                        ------     -----    ------     ------     ------       ------       -------
Total notional amount.................  $5,806     $ 544    $2,830     $1,343     $2,804       $2,834       $16,161
                                        ======     =====    ======     ======     ======       ======       =======

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

     Customer transactions create credit exposure that is reported both on and off the balance sheet. On-balance sheet credit exposure includes such items as loans. Off-balance sheet credit exposure includes unfunded credit commitments and other credit-related financial instruments. Credit exposures resulting from derivative financial instruments are reported both on and off the balance sheet; see pages 30-31 for more details.

Selected Statistical Information

                                                     June 30     March 31    December 31    September 30    June 30
(Dollars in millions)                                  2000        2000          1999           1999          1999
-------------------------------------------------------------------------------------------------------------------
At period-end
  Loans outstanding................................  $172,591    $168,078     $163,877       $158,143      $157,464
  Nonperforming loans..............................     1,690       1,564        1,559          1,569         1,519
  Other, including other real estate owned.........        94          97          106            113           105
  Nonperforming assets.............................     1,784       1,661        1,665          1,682         1,624
  Allowance for credit losses......................     2,983       2,338        2,285          2,252         2,250
  Nonperforming assets/related assets..............      1.03%       0.99%        1.02%          1.06%         1.03%
  Allowance for credit losses/loans outstandings...      1.73        1.39         1.39           1.42          1.43
  Allowance for credit losses/nonperforming loans..       177         149          147            144           148
For the three months ended
  Average loans....................................  $170,743    $167,423     $160,594       $157,967      $155,496
  Net charge-offs..................................       319         266          383(1)         267           275
  Net charge-offs/average loans....................      0.75%       0.64%        0.95%          0.68%         0.71%
  Allowance/net charge-offs........................       234         220          149(1)        211           205

----------------
(1) The $383 million net charge-off amount includes $143 million of charges required to bring the consumer portfolio into compliance with FFIEC guidelines. Excluding these incremental charge-offs, the adjusted coverage ratio would have been 238%.

  For analytical purposes, the Corporation's portfolio is divided into commercial, consumer and credit card segments.

Loan Composition

                                                    June 30         March 31      December 31     September 30      June 30
(In millions)                                         2000            2000            1999            1999            1999
----------------------------------------------------------------------------------------------------------------------------
Commercial
 Domestic
   Commercial...............................        $ 63,552        $ 60,253        $ 59,070        $ 56,789        $ 54,741
   Real estate
     Construction...........................           6,005           5,824           5,836           5,694           5,441
     Other..................................          19,119          19,500          18,817          18,566          18,114
   Lease financing..........................           5,789           5,597           5,562           5,630           5,547
 Foreign....................................           7,348           6,925           7,067           6,504           5,880
                                                    --------        --------        --------        --------        --------
     Total commercial.......................         101,813          98,099          96,352          93,183          89,723
Consumer
   Residential real estate (1)..............          36,589          33,999          32,313          29,211          27,217
   Automotive (2)...........................          22,199          23,371          23,567          20,990          21,820
   Other....................................           7,518           7,717           7,608           8,743          10,576
                                                    --------        --------        --------        --------        --------
      Total consumer........................          66,306          65,087          63,488          58,944          59,613
Credit card
   On-Balance sheet.........................           4,472           4,892           4,037           6,016           8,128
   Securitized..............................          61,821          61,595          65,319          63,974          61,331
                                                    --------        --------        --------        --------        --------
      Managed Credit card......................       66,293          66,487          69,356          69,990          69,459
                                                    --------        --------        --------        --------        --------
      Total Managed.........................        $234,412        $229,673        $229,196        $222,117        $218,795
                                                    ========        ========        ========        ========        ========

------------------------------------------------------------
(1)  Includes first mortgages and home equity loans.
(2)  Includes auto lease receivables.

Nonperforming Assets

  At June 30, 2000, nonperforming assets totaled $1.784 billion, compared with $1.661 billion at March 31, 2000. Nonperforming assets at June 30, 2000, included $1.690 billion of nonperforming loans and $94 million of other nonperforming assets, including other real estate owned.

                                                    June 30         March 31      December 31     September 30      June 30
(Dollars in millions)                                 2000            2000            1999            1999            1999
----------------------------------------------------------------------------------------------------------------------------
Nonperforming Loans
 Commercial................................         $1,250          $1,093          $1,053          $1,027          $1,032
 Consumer..................................            440             471             506             542             487
                                                    ------          ------          ------          ------          ------
  Total....................................          1,690           1,564           1,559           1,569           1,519
Other, primarily other real estate owned...             94              97             106             113             105
                                                    ------          ------          ------          ------          ------
  Total nonperforming assets...............         $1,784          $1,661          $1,665          $1,682          $1,624
                                                    ======          ======          ======          ======          ======
Nonperforming assets/related assets........           1.03%           0.99%           1.02%           1.06%           1.03%
                                                    ======          ======          ======          ======          ======

  The increase in nonperforming loans reflects weakening in the commercial portfolio. Nonperforming commercial loans are not concentrated in any specific industry or segment.

  During the 2000 second quarter, the Corporation adopted a policy of including in nonperforming loans all non-credit card consumer loans that were 90 days or more past due. Such disclosures have been restated for prior periods to reflect this change on a consistent basis.

Consumer Risk Management

  Consumer risk management uses advanced risk assessment tools across each of the consumer lines of business, including credit cards, loans secured by real estate, automobile loans and leases, and other unsecured loans. With these tools, product and price offerings are targeted to best match the consumer risk profile.

  Management continues to proactively manage the risk/reward relationship of each consumer product loan segment, such that profitability targets and required rates of return on investments are achieved.

Consumer and Credit Card Loans

  Consumer loans consist of credit card receivables as well as loans secured by residential real estate, automobile financing, and other forms of secured and unsecured consumer installment credit. Excluding securitized receivables, the consumer and credit card loan portfolio totaled $70.8 billion at June 30, 2000, an increase of 4% compared to a year ago. The consumer portfolio was slightly up from last quarter.


Managed Credit Card Receivables

                                                                           Three Months Ended
                                                 ----------------------------------------------------------------------
                                                 June 30       March 31      December 31     September 30      June 30
(Dollars in millions)                             2000           2000           1999             1999           1999
-----------------------------------------------------------------------------------------------------------------------
Average balances
 Credit card loans........................       $  5,070      $  4,332        $  4,526         $  6,905       $  8,520
 Securitized credit card receivables......         61,078        62,763          64,152           62,248         60,427
                                                 --------      --------        --------         --------       --------
  Total average credit card receivables...       $ 66,148      $ 67,095        $ 68,678         $ 69,153       $ 68,947
                                                 ========      ========        ========         ========       ========

Total net charge-offs (including
 securitizations).........................       $    900      $    969        $  1,119         $    921       $    905
                                                 ========      ========        ========         ========       ========

Net charge-offs/average total receivables.           5.44%         5.78%           6.52%(1)         5.33%          5.25%

Credit card delinquency rate at period-end
 30 or more days..........................           3.83          4.08            4.57             4.74           4.30
 90 or more days..........................           1.69          1.91            2.13             2.07           1.96

--------------------
(1) Ratio includes $183 million of securitized charge-offs taken in the fourth quarter of 1999, related to the early adoption of certain of the FFIEC's new consumer charge-off guidelines. Excluding such incremental charge-offs, the adjusted charge-off rate would have been 5.45%.

  Average managed credit card receivables (i.e., those held in the portfolio and those sold to investors through securitization) were $66.1 billion at June 30, 2000, down modestly from both year-end 1999 and a year ago.

  The managed credit card net charge-off rate for the second quarter of 2000 decreased to 5.44% from 5.78% in the first quarter of 2000. In the 1999 fourth quarter, the Corporation conformed its credit card charge-off policy with the adoption of specific guidelines of the Federal Financial Institutions Examination Council ("FFIEC") for charge-off recognition policies - namely, recognizing bankruptcy and deceased charge-offs within 60 days of notification. Without conforming such practices, the fourth-quarter 1999 ratio would have been 5.45%. The 30- and 90-day delinquency rates at June 30, 2000, decreased from those experienced in both the prior quarter and year-ago period and reflect performance that is favorable to that of the industry peer group.

   While overall credit quality is projected to remain reasonably stable in 2000, reported net charge-off rates are anticipated to increase over the remainder of the year, reflecting in part the impact of the adoption of the remaining FFIEC charge-off guidelines and the seasoning of the portfolio. Management continues to review credit limits, close high-risk unprofitable accounts, monitor authorization criteria, and review policies and procedures for delinquency management and related collection activities.

Consumer Loans

                                                                          Three Months Ended
                                       --------------------------------------------------------------------------------------
                                                 June 30           March 31         December 31    September 30       June 30
(Dollars in millions)                              2000              2000               1999            1999            1999
-----------------------------------------------------------------------------------------------------------------------------
Average balances.......................         $65,527             $65,118           $62,577         $59,876         $58,065
Total net charge-offs..................             135                 123               256              93              89
Net charge-offs/average balances.......            0.82%               0.76%             1.64% (1)       0.62%           0.61%

---------------------------------------
(1) Ratio includes $143 million of consumer charge-offs taken in the fourth quarter of 1999, related to the early adoption of certain of the FFIEC's new consumer charge-off guidelines. Excluding such incremental charge-offs, the adjusted charge-off rate would have been 0.72%.

  Consumer loans, primarily loans secured by real estate as well as auto loans and leases, continued to exhibit acceptable credit quality. The net charge-off rate for the second quarter of 2000 was 0.82%, up from 0.76% in the first quarter of 2000 and 0.61% in the year earlier period. During the fourth quarter of 1999, $143 million in charge-offs were recorded associated with the adoption of FFIEC charge-off recognition policies for secured lending products. Absent this one-time impact, the net charge-off rate for the fourth quarter of 1999 would have been 0.72%. During the first quarter of 2000, the Corporation sold $2.2 billion in higher risk profile real estate secured loans, consistent with the Corporation's objective to focus on its core business franchise of higher credit quality borrowers. The remaining composition of the consumer loan portfolio provides broad diversification of risk from both a product and geographic perspective. Credit quality is expected to remain stable in 2000, with net charge-off rates generally in line with the averages experienced over the last several quarters, excluding the $143 million impact related to the adoption of FFIEC charge-off guidelines in the fourth quarter of 1999. The absolute level of charge-off dollars is likely to increase as the portfolio matures, and modest charge-off rate increases should reflect this portfolio seasoning. The Corporation continues to maintain a conservative approach to the recognition of consumer credit losses and maintains standards for loss recognition that are more stringent than those required by FFIEC.

Commercial Risk Management

  The commercial credit portfolio includes all domestic and foreign commercial credit exposure. Credit exposure includes the credit risks associated with both on- and off-balance sheet financial instruments.

  In the commercial portfolio, borrowers/transactions are assigned specific risk ratings based upon an established underwriting and approval process. Risk ratings are reviewed periodically and revised, if needed, to reflect the borrower's/transaction's current risk profile. The lower categories of credit risk are equivalent to the four bank regulatory classifications: Special Mention, Substandard, Doubtful and Loss.

  Commercial loans increased to $101.8 billion at June 30, 2000, from $96.4 billion at December 31, 1999. Commercial net charge-offs increased to $117 million, or 0.47% of average loans, in the second quarter of 2000, compared with $84 million, or 0.34%, in the first quarter of 2000. Nonperforming commercial loans increased $197 million to $1.250 billion at June 30, 2000, from $1.053 billion at December 31, 1999. Based on the current economic environment, the Corporation anticipates there may be a continuing increase in nonperforming commercial loans in the near term.

Commercial Real Estate

     Commercial real estate is the largest product category in the commercial portfolio and consists primarily of loans secured by real estate as well as certain loans that are real estate-related. This exposure includes loans and commitments that finance both owner occupied (31%) and investment property/projects (69%). As of June 30, 2000, commercial real estate loans totaled $25.1 billion or 25% of total commercial loans. This compares with $24.7 billion or 26% of commercial loans at year-end 1999.

Allowance for Credit Losses

     The allowance for credit losses is maintained at a level that in management's judgment is adequate to provide for estimated probable credit losses inherent in various on- and off-balance sheet financial instruments. Reserves are based on an estimate of potential inherent loss at a point in time using a combination of empirically driven tests and management's judgment. Each quarter, reserves are formally estimated by each line of business and reviewed and modified by Corporate Risk Management. Securitized and held for sale loans, including credit card receivables, are not subject to the reserve process.

     The allowance for credit losses is intended to be an estimate of inherent losses in an existing portfolio at a point in time. Management bases its assessment of inherent losses on the expected default rate in the portfolio over a defined future time horizon and the expected loss rate in the event of default, considering the existence of collateral where appropriate. Loss factors are based upon the Corporation's historical loss experience and may be adjusted for significant factors that, in management's judgment, affect the collectability of the portfolio as of the evaluation date. Factors for graded loans (primarily business loans) are derived from historical loss experience over a period reflective of a business cycle, and may be periodically updated based on tests of reasonableness.

     It is Corporate Risk Management's responsibility to recommend a reserve and provision that results in adequate coverage of inherent losses within the Corporation's credit portfolios. Corporate Risk Management's assessment is based on line-of-business reserve tests, portfolio-level econometric modeling and stress testing, and management's judgment. Corporate Risk Management also utilizes third-party information and analysis to test and validate internal measures of expected inherent loss, credit quality and reserve adequacy.


Analysis of Allowance for Credit Losses
                                                 June 30        March 31      December 31     September 30      June 30
(In millions)                                     2000            2000            1999             1999           1999
----------------------------------------------------------------------------------------------------------------------
Balance, beginning of period...........         $2,338          $2,285          $2,252           $2,250         $2,270
Provision for credit losses............          1,013             362             416              277            275
Charge-offs
 Commercial............................            142             106             109              112            106
 Consumer..............................            169             171             291              138            134
 Credit card...........................             72              61              68               92            114
                                                ------          ------          ------           ------         ------
    Total charge-offs..................            383             338             468              342            354
Recoveries
 Commercial............................             25              22              38               21             25
 Consumer..............................             34              48              35               45             45
 Credit card...........................              5               2              12                9              9
                                                ------          ------          ------           ------         ------
    Total recoveries...................             64              72              85               75             79
Net charge-offs........................            319             266             383              267            275
Transfers..............................            (49)            (43)             --               (8)           (20)
                                                ------          ------          ------           ------         ------
Balance, end of period.................         $2,983          $2,338          $2,285           $2,252         $2,250
                                                ======          ======          ======           ======         ======

     Other reductions in the allowance for credit losses primarily represent the allocable credit reserves associated with consumer loan sales, including securitization transactions. Substantially all of the other $43 million reserve reduction in the 2000 first quarter related to the Corporation's sale of $2.2 billion in consumer finance loans. The $49 million reserve reduction in the second quarter of 2000 related to consumer loan sales and the transfer of credit card receivables to a credit card securitization trust, net of allocable reserves.

Composition of Allowance for Credit Losses

     While the allowance for credit losses is available to absorb credit losses in the entire portfolio, the tables below present an estimate of the allowance for credit losses allocated by loan type and the percentage of loans in each category to total loans.

                                     June 30        March 31         December 31      September 30       June 30
(Dollars in millions)                  2000           2000              1999              1999            1999
                                 --------------     ------------    -------------     --------------    --------------
Commercial (1).........           $1,638   55%     $  987    42%    $  972    43%     $  894    40%      $  919    41%
Consumer...........                  496   17         514    22        486    21         394    17          419    19
Credit card........                  160    5         148     6        148     6         184     8          201     9
Unallocated........                  689   23         689    30        679    30         780    35          711    31
                                  ------  ---      ------  ----     ------  ----      ------  ----       ------  ----
        Total......               $2,983  100%     $2,338   100%    $2,285   100%     $2,252   100%      $2,250   100%
                                  ======  ===      ======  ====     ======  ====      ======  ====       ======  ====

Percentage of loans
to total loans
 Commercial........                        59%               58%              59%               59%                57%
 Consumer..........                        38                39               39                37                 38
 Credit card.......                         3                 3                2                 4                  5
                                       ------            ------           ------            ------             ------
        Total......                       100%              100%             100%              100%               100%
                                       ======            ======           ======            ======             ======

(1) Includes reserves related to Business and Community Banking loans, which are included in the Retail line of business results.

     The primary reason for the $645 million increase in the allowance for credit losses in the second quarter of 2000 related to deterioration in the Corporation's commercial portfolio.

Allocated Reserves

     The Corporation employs several different methodologies for estimating allocated reserves. Methodologies are determined based upon a number of factors, including type of asset (consumer installment versus commercial loan), risk measurement parameters (delinquency status and bureau score versus commercial risk rating), and risk management and collection process (retail collection center versus centrally managed workout units). Reserving methodologies generally fall into one of the following categories:

-  Empirically driven calculated reserves based on probable loss.
- Asset-specific reserves based, in part, on loan-specific analysis of collateral coverage.

     For each of the consumer portfolios, including the credit card portfolio, reserves are established based on a statistical analysis of inherent loss over discrete periods of time. The analysis reviews historical losses, vintage performance, delinquencies and other risk characteristics of the various consumer products to estimate probable losses. These factors and analysis are updated on a quarterly basis.

     During the 1999 fourth quarter, the Corporation refined its measurement process for estimating probable losses for its consumer product portfolio segments. To refine the process, the Corporation evaluated a variety of factors, including recent loss experience in the consumer portfolios, changes in origination sources, portfolio seasoning and underlying credit practices, including charge-off policies. As a part of this refinement process, the Corporation adopted certain of the FFIEC's new consumer charge-off guidelines, some of which require charge-offs to be recorded sooner than they would be under the Corporation's previous standards. The adoption of these guidelines resulted in net charge-offs of $143 million during the fourth quarter of 1999. As a result of these policy changes and the assessment of the other relevant factors, management determined that an increased provision of $176 million was required in the fourth quarter of 1999 to maintain the reserve at an adequate level to absorb inherent losses. The Corporation does not anticipate that this one-time recalibration is necessarily indicative of ongoing credit provisions or net charge-offs in these consumer product portfolio segments.

     During the 2000 second quarter, the Corporation refined its measurement process for estimating probable losses inherent in the commercial portfolio. To refine the process, the Corporation analyzed historical credit loss and risk-rating migration data. The results of the analysis showed deterioration in the Corporation's risk-class-specific default probabilities and loss given default estimates. The factors were updated to reflect a higher estimate of incurred losses in the portfolio, based on recent experience and management's view of the current portfolio and economic conditions. Adoption of the updated inherent loss factors required an increase in the allocated commercial reserves of $471 million, or 72% of the total $650 million increase. The remainder of the required reserve increase was related to asset-specific deterioration based on the quarterly credit review process. The Corporation will continue to review its estimated loss factors on a regular basis and update such factors where appropriate.

Unallocated Reserves

     Unallocated reserves are established in order to appropriately reflect the presence of indicators of inherent losses that are not fully reflected in the historical loss information and analysis used in the development of allocated reserves. The factors considered in establishing the unallocated reserve include: nonperforming, charge-off, delinquency, portfolio growth and concentration trends, portfolio stress testing, the imprecision inherent in the rating process that drives the application of reserve factors, and the effect of known changes in the economy or other events that affect loss performance and management's judgment.

     Unallocated reserves are based on recent experience and management's judgment but are increasingly supported and reviewed in light of quantitative analysis. Portfolio stress testing has been conducted on the commercial portfolio since the second quarter of 1999. These tests are conducted to estimate the range of probable loss resulting from observed deterioration in certain industry sectors of the economy and/or the Corporation's downside macroeconomic forecast not captured in specifically allocated reserves. The stress testing of the credit card and other consumer portfolio product segments identified risk factors not reflected in historical loss rates, such as changes in product mix, origination source and product characteristics.


                       Derivative Financial Instruments
                       --------------------------------

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

Income Resulting from Derivative Financial Instruments

     The Corporation uses interest rate derivative financial instruments to reduce structural interest rate risk and the volatility of net interest margin. Net interest margin reflects the effective use of these derivatives. Without their use, net interest income would have been higher by $2 million in the second quarter of 2000 and lower by $55 million in the second quarter of 1999.

     Deferred gains, net of deferred losses, on interest rate swaps terminated early or dedesignated as ALM derivatives totaled $71 million as of June 30, 2000. This amount will be amortized as an adjustment to interest income or expense on the linked interest rate exposure position. The net adjustment remaining will be $26 million in 2000, $42 million in 2001, $22 million in 2002 and $(19) million thereafter.

Credit Exposure Resulting from Derivative Financial Instruments

     The Corporation maintains risk management policies that monitor and limit exposure to credit risks. For a further discussion of credit risks, see the "Credit Risk Management" section, beginning on page 23.

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


                                                          June 30    December 31
 (In millions)                                              2000        1999
--------------------------------------------------------------------------------

Gross replacement cost..................................  $10,198       $12,254
  Less:  Adjustment due to master netting agreements....   (6,833)       (8,895)
                                                          -------       -------
Current credit exposure.................................    3,365         3,359
Unrecognized net (gains) losses due to nontrading
 activity...............................................      (87)           13
                                                          -------       -------
Balance sheet exposure..................................  $ 3,278       $ 3,372
                                                          =======       =======

     Current credit exposure represents the total loss that the Corporation would have suffered had every counterparty been in default on those dates. These amounts are reduced by the unrealized and unrecognized gains and losses on derivatives used in asset and liability management activities to arrive at the balance sheet exposure.

                             Loan Securitizations

     The Corporation transforms loans into securities that are sold to investors- a process referred to as securitization. The Corporation primarily securitizes credit card receivables but also securitizes home equity loans and other consumer assets. In a credit card securitization, a designated pool of credit card receivables is removed from the balance sheet and a security is sold to investors entitling them to receive specified cash flows during the life of the security. The Corporation receives (1) fees for servicing the receivables, and (2) net interest revenue, (the interest-only strip), which includes the contractual interest and yield-related fees on the receivables less the interest paid to the investors, net credit losses and servicing fees.

     The Corporation maintains an undivided, pro rata interest in the credit card securitized assets, referred to as seller's interest, which is generally equal to the pool of assets included in the securitization less the investors' portion of those assets. As the amount of the loans in the securitized pool fluctuates due to customer payments, purchases, cash advances and credit losses, the amount of the seller's interest will vary. This seller's interest is classified on the balance sheet as investment securities--available for sale.

     The following represents the balance sheet impact of the Corporation's credit card securitizations at June 30, 2000 (in millions):

Owned credit card loans.............................................    $ 4,472
Seller's interest in credit card loans (investment securities)......     18,519
                                                                        -------
Total credit card loans reflected on balance sheet..................     22,991
Securities sold to investors and removed from balance sheet.........     43,302
                                                                        -------
Managed credit card loans...........................................    $66,293
                                                                        =======

     At the time the Corporation enters into a securitization, an interest-only strip asset is recognized, and the resulting gain or loss on sale is recorded in noninterest income as other income. The interest-only strip represents the present value of the net interest revenue related to the securitized loans and is also classified as investment securities--available for sale. During the revolving period of a credit card securitization, an additional gain is recognized each month over the life of the transaction as additional receivables are sold. The interest-only strip is reduced as the securities sold to investors are repaid.

     Certain estimates are used in determining the fair value of the interest-only strip, including net interest revenues, receivable lives and the discount rate. The components of net interest revenues, which are estimated, include finance charge and fee revenue (excluding interchange income) generated by the securitized loans in excess of interest paid to investors, related net credit losses and servicing fees. The resulting expected cash flows over the lives of the receivables are discounted to determine the fair value. Such estimates and assumptions are subject to change and, accordingly, the Corporation may not recover all of the recorded investment of the interest-only strip. The receivables in each trust have unique attributes; thus the interest-only strip related to each trust is evaluated separately. The weighted-average assumptions used to estimate the fair value of the interest-only strip related to credit card securitizations as of June 30, 2000, were as follows:

Net interest revenue...................................................    1.22%
Receivables lives...................................................... 6 months
Discount rate..........................................................   10.00%

     Seller's interest resulting from credit card securitizations is recorded at fair value using a present value approach; the assumptions are consistent with the valuation of the interest-only strip. At June 30, 2000, the estimated fair value of seller's interest and interest-only strip from credit card securitizations were as follows:

(In millions)
Seller's interest...................................................... $18,419
Interest-only strip....................................................     245

     Credit enhancements associated with credit card securitizations, such as cash collateral or spread accounts, total $296 million at June 30, 2000, and are classified on the balance sheet as other assets. A servicing asset or liability is not generally recognized in a credit card securitization since the Corporation receives adequate compensation relative to current market servicing prices to service the receivables sold. Transaction costs in credit card securitizations are typically deferred and amortized over the life of the security as a reduction of noninterest income. Other securitization transaction costs are included in the gain or loss on sale.

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

Economic Capital

     An important aspect of risk management and performance measurement is the ability to evaluate the risk and return of a business unit, product or customer consistently across all lines of business. The Corporation's economic capital framework facilitates this standard measure of risk and return. Business units are assigned capital consistent with the underlying risks of their product methodology set, customer base and delivery channels. The following principles are inherent in the capital attribution employed:

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

     The capital attributions in the "Business Segments" section, beginning on page 4, were developed through this process.

Selected Capital Ratio Review

     The Corporation aims to maintain regulatory capital ratios, including those of its principal banking subsidiaries, in excess of the well-capitalized guidelines under federal banking regulations. The Corporation has maintained a well-capitalized regulatory position over the past five quarters.

     The tangible common equity to tangible managed assets ratio is also monitored, with a current target range of 5-7%. This ratio adds securitized credit card loans to reported total assets and is calculated net of total intangible assets.

Selected Capital Ratios

                                                                                                   Well-
                                                                                                 Capitalized
                                      June 30   March 31   December 31   September 30   June 30    Regulatory
                                       2000       2000        1999           1999        1999      Guidelines
-------------------------------------------------------------------------------------------------------------
Risk-based capital ratios (1)
  Tier 1.........................       7.2%       7.7%        7.7%           7.7%        8.1%         6.0%
  Total..........................      10.3       10.6        10.7           10.8        11.4         10.0
Leverage ratio (1)(2)............       7.0        7.7         7.7            7.9         8.1          3.0
Common equity/managed assets.....       5.9        6.3         6.3            6.4         6.9
Tangible common equity/
 tangible managed assets.........       5.4        5.7         5.7            5.7         6.2            -
Double leverage ratio (1)........       115        111         112            110         107            -
Dividend payout ratio............       N/M         70         117             53          51            -

--------
(1)  Includes trust preferred capital securities.
(2)  Minimum regulatory guideline is 3.0%.
N/M - Not meaningful.

     The components of the Corporation's regulatory risk-based capital and risk-weighted assets are shown below:

                                               June 30     December 31      June 30
(In millions)                                   2000          1999           1999
-----------------------------------------------------------------------------------
Regulatory risk-based capital
Tier 1 capital...........................     $ 19,121      $ 20,247       $ 20,423
Tier 2 capital...........................        8,350         7,967          8,398
                                              --------      --------       --------
 Total capital...........................     $ 27,471      $ 28,214       $ 28,821
                                              ========      ========       ========
Total risk-weighted assets...............     $266,937      $263,169       $252,390
                                              ========      ========       ========

     In deriving Tier 1 and total capital, goodwill and other nonqualifying intangible assets are deducted as shown below.

Intangible Assets

                                             June 30     December 31     June 30
(In millions)                                 2000          1999          1999
--------------------------------------------------------------------------------
Goodwill................................     $  894        $  934        $  973
Other nonqualifying intangibles.........        436           669           722
                                             ------        ------        ------
 Subtotal...............................      1,330         1,603         1,695
Qualifying intangibles..................        256           583           618
                                             ------        ------        ------
 Total intangibles......................     $1,586        $2,186        $2,313
                                             ======        ======        ======

Dividends

     The Corporation's common dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain an adequate capital level and alternative investment opportunities. The common dividend payout ratio is currently expected to be in the range of approximately 25% to 30% of earnings over time. On July 19, 2000, the Corporation declared its quarterly common cash dividend of 21 cents per share, payable October 1, 2000. This dividend represents a 50% reduction from the previous quarterly dividend of 42 cents per share.

Double Leverage

     Double leverage is the extent to which the Corporation's debt is used to finance investments in subsidiaries. Currently, double leverage is targeted at no more than 120% at any time. Double leverage was 115% at June 30, 2000, and 112% at December 31, 1999. Trust Preferred Capital Securities of $1.578 billion, at June 30, 2000, and December 31, 1999, were included in capital for purposes of this calculation.

Stock Repurchase Program and Other Capital Activities

     On May 18, 1999, the Corporation's Board of Directors authorized the purchase of up to 65 million shares of the Corporation's common stock. As of June 30, 2000, the Corporation had purchased 36.6 million shares of common stock at an average price of $44.95 per share. No shares have been repurchased under the authorized plan since September 30, 1999.

     On August 2, 2000, the Corporation strengthened its capital position through the issuance of $1 billion of subordinated debt.

     On August 8, 2000, Bank One Capital II, a Delaware business trust sponsored by the Corporation, issued $280 million of trust preferred securities. Including such issuances, the Corporation has sponsored six trusts with a total aggregate issuance of $1.858 billion in trust preferred securities. Bank One Capital II issued $280 million in aggregate principal amount of 8.500% trust preferred securities. The sole asset of this trust is $288.7 million principal amount of 8.500% junior subordinated debt that will mature on August 15, 2030, and is redeemable prior to maturity at the Corporation's option on or after August 15, 2005. These trust preferred securities are tax-advantaged issues that qualify for Tier 1 capital treatment.

Forward-Looking Statements

     Management's discussion and analysis of financial results contains forward-looking statements about the Corporation, including descriptions of plans or objectives of its management for future operations, products or services, and forecasts of its revenues, earnings or other measures of economic performance. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include the words "believe," "expect," "anticipate," "intend," "plan," "estimate" or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could" or "may."

     Forward-looking statements, by their nature, are subject to risks and uncertainties. A number of factors--many of which are beyond the Company's control--could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements. These factors include, but are not limited to, certain credit, market, operational, liquidity and interest rate risks associated with the Corporation's business and operations; changes in business and economic conditions, competition, fiscal and monetary policies; and litigation, including the Gramm-Leach-Bliley Act of 1999. See page 36 of the Corporation's 1999 Annual Report on Form 10-K, as amended, for a full discussion of such factors.

     Forward-looking statements speak only as of the date they are made. The Corporation does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events, such as further market deterioration that adversely affects credit quality, auto lease residuals and/or credit card asset values.

                          Consolidated Balance Sheet
                     BANK ONE CORPORATION and Subsidiaries

                                                                                   June 30     December 31   June 30
(Dollars in millions)                                                                2000          1999        1999
                                                                               ---------------------------------------
Assets
Cash and due from banks........................................................  $   16,470    $   16,076   $   15,336
Interest-bearing due from banks................................................       7,649         6,645        3,953
Federal funds sold and securities under resale agreements......................      10,592         9,782       10,633
Trading assets.................................................................      10,681         7,952        5,157
Derivative product assets......................................................       3,278         3,372        4,270
Investment securities..........................................................      38,288        47,912       45,197
Loans (net of unearned income-$3,164, $4,075, $3,833, respectively)
   Commercial..................................................................     101,813        96,352       89,723
   Consumer....................................................................      66,306        63,488       59,613
   Credit card.................................................................       4,472         4,037        8,128
                                                                                 ----------    ----------   ----------
   Total loans.................................................................     172,591       163,877      157,464
Allowance for credit losses....................................................      (2,983)       (2,285)      (2,250)
                                                                                 ----------    ----------   ----------
   Loans, net..................................................................     169,608       161,592      155,214
Bank premises and equipment, net...............................................       3,073         3,317        3,253
Customers' acceptance liability................................................         544           366          380
Other assets...................................................................      12,526        12,411       12,640
                                                                                 ----------    ----------   ----------
      Total assets.............................................................  $  272,709    $  269,425   $  256,033
                                                                                 ==========    ==========   ==========
Liabilities
Deposits
   Demand......................................................................  $   29,055    $   31,194   $   33,881
   Savings.....................................................................      63,722        64,435       64,511
   Time........................................................................      43,170        36,877       33,613
   Foreign offices.............................................................      27,222        29,772       24,449
                                                                                 ----------    ----------   ----------
      Total deposits...........................................................     163,169       162,278      156,454
Federal funds purchased and securities under repurchase agreements.............      17,610        18,720       19,710
Other short-term borrowings....................................................      21,827        21,211       16,649
Long-term debt.................................................................      37,515        33,857       26,725
Guaranteed preferred beneficial interest in the Corporation's junior
 subordinated debt.............................................................       1,578         1,578        1,003
Acceptances outstanding........................................................         544           366          380
Derivative product liabilities.................................................       3,201         3,332        4,619
Other liabilities..............................................................       8,445         7,993        9,443
                                                                                 ----------    ----------   ----------
      Total liabilities........................................................     253,889       249,335      234,983
Stockholders' Equity
Preferred stock................................................................         190           190          190
Common stock - $0.01 par value.................................................          12            12           12
Number of common shares (in thousands):      6/30/00   12/31/99      6/30/99
                                           ---------   ---------    ---------
 Authorized.............................   2,500,000   2,500,000    2,500,000
 Issued.................................   1,181,386   1,182,121    1,181,934
 Outstanding............................   1,155,514   1,147,343    1,176,541
Surplus........................................................................      10,605        10,799       10,762
Retained earnings..............................................................       9,484        11,037       10,673
Accumulated other adjustments to stockholders' equity..........................        (135)         (263)        (146)
Deferred compensation..........................................................        (156)         (118)        (137)
Treasury stock at cost, 25,872,000, 34,778,000 and 5,393,000 shares,                 (1,180)       (1,567)        (304)
 respectively..................................................................  ----------    ----------   ----------
      Total stockholders' equity...............................................      18,820        20,090       21,050
                                                                                 ----------    ----------   ----------
      Total liabilities and stockholders' equity...............................  $  272,709    $  269,425   $  256,033
                                                                                 ==========    ==========   ==========

        The accompanying notes are an integral part of this statement.

                         Consolidated Income Statement
                     BANK ONE CORPORATION and Subsidiaries


                                                                  Three Months Ended   Six Months Ended
                                                                        June 30            June 30
(In millions, except per share data)                                 2000      1999     2000      1999
                                                               ----------------------------------------
Interest Income
Loans, including fees..........................................    $ 3,750    $3,223  $ 7,346    $6,415
Bank balances..................................................        131        42      233        99
Federal funds sold and securities under resale agreements......        145        99      269       205
Trading assets.................................................        100        76      201       149
Investment securities..........................................        840       796    1,670     1,564
                                                                   -------    ------  -------    ------
    Total......................................................      4,966     4,236    9,719     8,432

Interest Expense
Deposits.......................................................      1,487     1,098    2,876     2,221
Federal funds purchased and securities under repurchase
 agreements....................................................        281       231      547       477
Other short-term borrowings....................................        307       211      605       408
Long-term debt.................................................        670       385    1,277       735
                                                                   -------    ------  -------    ------
    Total......................................................      2,745     1,925    5,305     3,841

Net Interest Income............................................      2,221     2,311    4,414     4,591
Provision for credit losses....................................      1,013       275    1,375       556
                                                                   -------    ------  -------    ------
Net Interest Income after Provision for Credit Losses..........      1,208     2,036    3,039     4,035

Noninterest Income
Trading profits (losses).......................................         (3)       33       61       100
Equity securities gains........................................         60       133      203       229
Investment securities gains (losses)...........................       (414)       34     (399)       86
                                                                   -------    ------  -------    ------
  Market-driven revenue........................................       (357)      200     (135)      415

Credit card revenue............................................        477       873    1,055     1,802
Fiduciary and investment management fees.......................        200       197      395       376
Service charges and commissions................................        694       723    1,407     1,413
                                                                   -------    ------  -------    ------
  Fee-based revenue............................................      1,371     1,793    2,857     3,591
Other income (loss)............................................       (726)      229     (613)      806
                                                                   -------    ------  -------    ------
    Total......................................................        288     2,222    2,109     4,812

Noninterest Expense
Salaries and employee benefits.................................      1,132     1,073    2,230     2,220
Net occupancy and equipment expense............................        223       219      445       446
Depreciation and amortization..................................        439       169      602       344
Outside service fees and processing............................        375       420      783       826
Marketing and development......................................        245       302      471       617
Communication and transportation...............................        207       208      419       408
Merger-related and restructuring charges.......................        229       145      210       309
Other..........................................................        657       270    1,008       577
                                                                   -------    ------  -------    ------
    Total......................................................      3,507     2,806    6,168     5,747

Income (Loss) Before Income Taxes..............................     (2,011)    1,452   (1,020)    3,100
Applicable taxes (benefit).....................................       (742)      460     (440)      957
                                                                   -------    ------  -------    ------
Net Income (Loss)..............................................    $(1,269)   $  992  $  (580)   $2,143
                                                                   =======    ======  =======    ======
Net Income (Loss) Attributable to Common Stockholders' Equity..    $(1,272)   $  989  $  (586)   $2,137
                                                                   =======    ======  =======    ======

Earnings (Loss) Per Share
  Basic........................................................     $(1.11)    $0.84   $(0.51)    $1.81
                                                                   =======    ======  =======    ======
  Diluted......................................................     $(1.11)    $0.83   $(0.51)    $1.79
                                                                   =======    ======  =======    ======

        The accompanying notes are an integral part of this statement.

                 Consolidated Statement of Stockholders' Equity
                     BANK ONE CORPORATION and Subsidiaries


                                                                                Accumulated
                                                                                   Other
                                                                               Adjustments to                              Total
                                         Preferred  Common           Retained  Stockholders'     Deferred    Treasury  Stockholders'
(In millions)                              Stock    Stock   Surplus  Earnings      Equity      Compensation    Stock      Equity
                                        --------------------------------------------------------------------------------------------
Balance - December 31, 1998                $190      $12    $10,769  $ 9,528       $ 239          $ (94)    $   (84)      $20,560
Net income..............................                               2,143                                                2,143
Change in fair value, investment
 securities--available for sale, net of
 taxes..................................                                            (371)                                    (371)
Translation gain(loss), net of taxes....                                             (14)                                     (14)
                                                                     -------       -----                                  -------
Net income and changes in accumulated
 other adjustments to stockholders'
 equity.................................                               2,143        (385)                                   1,758
Cash dividends declared
 On common stock........................                                (992)                                                (992)
 On preferred stock.....................                                  (6)                                                  (6)
Issuance of stock.......................                         32                                              87           119
Purchase of common stock................                                                                       (307)         (307)
Awards granted, net of forfeitures and                                                              (43)                      (43)
 amortization...........................
Other...................................                        (39)                                                          (39)
                                           ----      ---    -------  -------       -----          -----     -------       -------
Balance - June 30, 1999.................   $190      $12    $10,762  $10,673       $(146)         $(137)    $  (304)      $21,050
                                           ====      ===    =======  =======       =====          =====     =======       =======

Balance - December 31, 1999                $190      $12    $10,799  $11,037       $(263)         $(118)    $(1,567)      $20,090
Net income (loss).......................                                (580)                                                (580)
Change in fair value, investment
 securities--available for sale, net of
 taxes..................................                                             127                                      127
Translation gain, net of taxes..........                                               1                                        1
                                                                     -------       -----                                  -------
Net income (loss) and changes in
 accumulated other adjustments to
 stockholders' equity...................                                (580)        128                                     (452)
Cash dividends declared
 On common stock........................                                (967)                                                (967)
 On preferred stock.....................                                  (6)                                                  (6)
Issuance of stock.......................                       (129)                                            423           294
Purchase of common stock................                                                                        (17)          (17)
Cancellation of shares held in
 treasury...............................                        (32)                                                          (32)
Employee stock program                                          (59)                                                          (59)
Awards granted, net of forfeitures
 and amortization.......................                                                            (70)                      (70)
Other...................................                         26                                  32         (19)           39
                                           ----      ---    -------  -------       -----          -----     -------       -------
Balance - June 30, 2000.................   $190      $12    $10,605  $ 9,484       $(135)         $(156)    $(1,180)      $18,820
                                           ====      ===    =======  =======       =====          =====     =======       =======

        The accompanying notes are an integral part of this statement.

               Supplemental Consolidated Statement of Cash Flows
                     BANK ONE CORPORATION and Subsidiaries

                                                                                                  Six Months Ended June 30
(In millions)                                                                                         2000          1999
                                                                                               -------------------------------
Cash Flows from Operating Activities
Net income (loss)..............................................................................     $   (580)     $  2,143
Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization..............................................................          602           344
    Provision for credit losses................................................................        1,375           556
    Equity securities gains....................................................................         (203)         (229)
    Investment securities (gains) losses.......................................................          399           (86)
    Net (increase) decrease in net derivative product assets...................................          (37)          156
    Net decrease in trading assets............................................................         3,798           181
    Net (increase) decrease in other assets....................................................         (478)          382
    Net increase (decrease) in other liabilities...............................................          (24)           33
    Gains on sale of banking centers...........................................................           --          (249)
    Merger-related and restructuring charges...................................................          210            --
    Other operating adjustments................................................................          215          (314)
                                                                                                    --------      --------
Net cash provided by operating activities......................................................        5,277         2,917
Cash Flows from Investing Activities
Net increase in federal funds sold and securities under resale agreements......................         (810)         (771)
Securities available for sale:
   Purchases...................................................................................      (25,667)      (34,764)
   Maturities..................................................................................        4,509         9,290
   Sales.......................................................................................       22,520        23,016
Credit card receivables securitized............................................................           --         6,350
Net increase in loans..........................................................................       (8,228)       (7,800)
Loan recoveries................................................................................          136           165
Net cash and cash equivalents due to mergers, acquisitions and dispositions....................           --          (892)
All other investing activities, net............................................................          (13)         (155)
                                                                                                    --------      --------
Net cash used in investing activities..........................................................       (7,553)       (5,561)
Cash Flows from Financing Activities
Net increase (decrease) in deposits............................................................          805        (2,940)
Net decrease in federal funds purchased and securities under repurchase agreements.............       (1,110)       (3,455)
Net increase (decrease) in other short-term borrowings.........................................          616          (288)
Proceeds from issuance of long-term debt.......................................................        7,392        18,669
Repayment of long-term debt....................................................................       (3,919)      (13,285)
Cash dividends paid............................................................................         (489)         (949)
Repurchase of common stock.....................................................................           --          (302)
Proceeds from issuance of common and treasury stock............................................           72            46
All other financing activities, net............................................................          199            61
                                                                                                    --------      --------
Net cash provided by (used in) financing activities............................................        3,566        (2,443)
Effect of Exchange Rate Changes on Cash and Cash Equivalents...................................          108          (144)
Net Increase (Decrease) in Cash and Cash Equivalents...........................................        1,398        (5,231)
Cash and Cash Equivalents at Beginning of Period...............................................       22,721        24,520
                                                                                                    --------      --------
Cash and Cash Equivalents at End of Period.....................................................     $ 24,119      $ 19,289
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

  These financial statements should be read in conjunction with the Corporation's financial statements and related notes included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1999.

Note 2--Earnings per Share

  Basic EPS is computed by dividing income available to common stockholders by the average number of common shares outstanding for the period. Except when the effect would be antidilutive, the diluted EPS calculation includes shares that could be issued under outstanding stock options and the employee stock purchase plan, and common shares that would result from the conversion of convertible debentures. Interest on convertible debentures (net of tax) is added to net income, since this interest would not be paid if the debentures were converted to common stock.

-------------------------------------------------------------------------------------------------------------------------
                                                                        Three Months Ended           Six Months Ended
                                                                             June 30                     June 30
(In millions, except per share data)                                      2000          1999          2000          1999
-------------------------------------------------------------------------------------------------------------------------
Basic
 Net income (loss)................................................      $(1,269)       $  992        $ (580)       $2,143
 Preferred stock dividends........................................           (3)           (3)           (6)           (6)
                                                                        -------        ------        ------        ------
 Net income (loss) attributable to common stockholders' equity....      $(1,272)       $  989        $ (586)       $2,137
                                                                        =======        ======        ======        ======
Diluted
 Net income (loss)................................................      $(1,269)       $  992        $ (580)       $2,143
 Interest on convertible debentures, net of tax (1)...............           --             1            --             3
 Preferred stock dividends........................................           (3)           (3)           (6)           (6)
                                                                        -------        ------        ------        ------
 Diluted income (loss) available to common stockholders (1).......      $(1,272)       $  990        $ (586)       $2,140
                                                                        =======        ======        ======        ======

Average shares outstanding........................................        1,153         1,180         1,150         1,179
Dilutive shares
 Stock options (1)................................................           --            11            --            11
 Convertible debentures (1).......................................           --             4            --             4
                                                                        -------        ------        ------        ------

Average shares outstanding assuming full dilution (1).............        1,153         1,195         1,150         1,194
                                                                        =======        ======        ======        ======
Earnings per share:
 Basic............................................................      $ (1.11)       $ 0.84        $(0.51)       $ 1.81
                                                                        =======        ======        ======        ======
 Diluted (1)......................................................      $ (1.11)       $ 0.83        $(0.51)       $ 1.79
                                                                        =======        ======        ======        ======
-------------------------------------------------------------------------------------------------------------------------

(1) Common equivalent shares and related income have been excluded from the computation of diluted loss per share in the three months and six months ended June 30, 2000, as the effect would be antidilutive.

Note 3--New Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes new accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those derivatives at fair value. The accounting for the gains or losses resulting from changes in the value of those derivatives will depend on the intended use of the derivative and whether it qualifies for hedge accounting. This Statement will significantly change the accounting treatment for interest rate and foreign exchange derivatives the Corporation uses in its asset and liability management activities. The transition adjustments resulting from adopting this Statement will be reported in net income or accumulated other adjustments to stockholders' equity, as appropriate, as the effect of a change in accounting principle and presented in a manner similar to the cumulative effect of a change in accounting principle. The Corporation was originally to adopt this Statement on January 1, 2000. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 is an amendment of SFAS No. 133 that delays the effective date of this Statement to fiscal years beginning after June 15, 2000 (calendar year 2001 for the Corporation). The Corporation and a large number of other derivative users had requested such a delay primarily due to a number of key interpretative issues that have not been resolved, as well as Year 2000 systems considerations. Although considerable progress has been made in preparing for this Statement, interpretative guidance continues to be issued by the FASB that significantly affects certain hedging activities. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133." Several of the issues addressed by the amendment, issued June 15, 2000, and otherwise considered by the FASB in their effort to provide interpretative guidance, were resolved in a manner favorable to certain of the Corporation's hedging activities. As a result, the Corporation is developing and implementing strategies to adopt the Statement for those hedging activities for which no further FASB interpretative guidance is expected. For all other hedging activities, contingency plans are being developed, and FASB actions are being closely monitored for indications of final rulings. At this point, the Corporation is in the process of estimating the effect, if any, that the adoption of these new standards will have on the Corporation's financial position or results of operations.

Note 4 - Merger-Related and Restructuring Charges

  a)  Second-Quarter 2000 Restructuring Charge

  The Corporation recorded restructuring costs of $233 million in the second quarter of 2000 related to the restructuring of its indirect lending and home mortgage businesses as well as exit costs associated with specific decisions made to permanently abandon identified facilities, equipment and application software. The following table summarizes the details of these restructuring charges (in millions):

                                                          Real Estate
                                        Personnel-           Asset              Contractual
June 30, 2000                         Related Costs       Writedowns            Obligations           Total
-------------                       -------------------------------------------------------------------------
Restructuring Charges............          $32               $104                   $97                $233
                                           ===               ====                   ===                ====

  Personnel-related items consist primarily of severance costs related to identified staff reductions in the indirect lending and consumer mortgage business totaling 2,200 positions in the retail line of business. Asset writedowns included leasehold write-offs related to leased properties where the decision was made to exit such facilities, as well as in the case of fixed assets and capitalized software where similar decisions were made.

  Contractual obligations included the estimated costs associated with lease and other contract termination costs incorporated in the business restructuring plans.

  Actions under this overall restructuring plan are to be completed within a 12-month period. Certain payments associated with these actions, as required, will extend beyond this 12-month timeframe.

  b)  Fourth-Quarter 1999 Restructuring Charge

  Restructuring costs recorded in the fourth quarter of 1999 totaled $207 million. Of this initial reserve balance, $143 million related to personnel-related actions, $24 million related to identified asset writeoffs, and $40 million related to contract termination costs. The following table summarizes the activity related to this restructuring reserve for the first six months of 2000 (in millions):

                                                           Personnel             Asset           Contractual
                                                         Related Costs        Writedowns         Obligations       Total
                                                       ------------------------------------------------------------------
December 31, 1999, Reserve Balance..................          $143               $ 24                $40            $207
  Reserve Adjustments
    Increases.......................................             4                 --                 --               4
    Decreases.......................................            (8)                --                 (8)            (16)
  Amounts Paid/Asset Writedowns.....................            (5)               (20)                (5)            (30)
                                                              ----               ----                ---            ----
March 31, 2000, Reserve Balance.....................           134                  4                 27             165
  Reserve Adjustments
    Increases.......................................             -                  1                 14              15
    Decreases.......................................             -                 (2)                (2)             (4)
  Amounts Paid/Asset Writedowns.....................           (33)                --                 --             (33)
                                                              ----               ----                ---            ----
June 30, 2000, Reserve Balance......................          $101               $  3                $39            $143
                                                              ====               ====                ===            ====

  Personnel-related items consist primarily of severance and benefits costs for separated employees and executives due to delayering and management realignment. The net reduction in full-time-equivalent positions is anticipated to approximate 5,100 personnel. Other charges include identified asset write-offs and the termination costs associated with lease and other vendor contracts.

  The Corporation's restructuring plan included severance and other exit costs related to the closure of the Corporation's consumer finance branch network.
The restructuring plan was modified in February 2000 as the branch network was packaged for sale with $2.2 billion in consumer loans. The final transaction included a provision to provide job opportunities for employees and for the assumption of remaining lease obligations. As a result, $16 million in reserves established to cover these costs were reversed. An additional restructuring charge of $4 million was taken in the first quarter of 2000 to reflect further planned integration efforts in the consumer lending function, primarily associated with staff reductions.

  An additional expense accrual for $15 million was provided during the 2000 second quarter, reflecting an adjustment to the initially estimated contract termination costs and asset writedowns. Partially offsetting this incremental charge was a $4 million reduction in initially estimated expense accruals, primarily related to non-severance-related Retail Banking restructuring plans.

  Actions under this restructuring plan should be completed by year-end 2000. Certain payments associated with such actions, as required, could extend beyond year-end 2000.

  c)  Banc One/FCN Merger

  In connection with the Banc One/FCN merger, the Corporation recorded a restructuring charge of $636 million. Of this initial reserve balance, $421 million related to personnel-related actions, $135 million related to facilities and equipment costs, and $80 million consisted of merger-related transaction costs.

  Personnel-related items consisted primarily of severance and benefits costs for separated employees, and costs associated with the "change in control" provisions included in certain of the Corporation's stock plans. Facilities and equipment costs included the net cost associated with the closing and divestiture of identified banking facilities, and the consolidation of headquarters and operational facilities, including contract termination costs. Other merger-related transaction costs included investment banking fees, registration and listing fees, and various accounting, legal and other related transaction costs.

  In the first quarter of 2000, $5 million of personnel-related reserves were reversed due to higher than-anticipated staff attrition in certain business units.

  Actions under this restructuring plan have been completed, with only the payment of identified obligations remaining. The second-quarter 2000 assessment of this restructuring reserve resulted in the reversal of $26 million in non-severance-related expense accruals. These reserve releases were based on reduced estimates of initially established exit costs and changes in business action plans, primarily with respect to the disposition of certain banking facilities. Partially offsetting these reserve reductions were $11 million in additional severance-related costs, reflecting the current estimate of remaining severance payments.

  The following table summarizes the activity related to this restructuring reserve for the first six months of 2000 (in millions):

                                                           Personnel    Asset      Contractual
                                                         Related Costs Writedowns  Obligations  Total
                                                        ----------------------------------------------
December 31, 1999, Reserve Balance..................         $ 73         $ 18        $11       $102
 Reserve Adjustments
    Increases.......................................           --           --         --         --
    Decreases.......................................           (5)          --         --         (5)
 Amounts Paid/Asset Writedowns......................          (17)          --         (2)       (19)
                                                             ----         ----        ---       ----
March 31, 2000, Reserve Balance.....................           51           18          9         78
 Reserve Adjustments
    Increases.......................................           11           --         --         11
    Decreases.......................................           --          (18)        (8)       (26)
 Amounts Paid/Asset Writedowns......................          (10)          --         --        (10)
                                                             ----         ----        ---       ----
June 30, 2000, Reserve Balance......................         $ 52         $ --        $ 1       $ 53
                                                             ====         ====        ===       ====

Note 5--Operating Segments

  The information presented on page 4 is consistent with the content of operating segments data provided to the Corporation's management. The Corporation's management currently does not use product group revenues to assess
consolidated results.   Aside from investment management and insurance products,
product offerings are tailored to specific customer segments. As a result, the aggregation of product revenues and related profit measures across lines of business is not available.

  Aside from the United States, no single country or geographic region generates a significant portion of the Corporation's revenues or assets. In addition, there are no single customer concentrations of revenue or profitability.

  See the following "Business Segments" sections for additional disclosure regarding the Corporation's operating segments.

 .  Highlights on page 4.

 .  Business Segment Management on page 4.

 .  Tables included in the "Business Segments" section beginning with "Retail
   Banking" through "Corporate/Unallocated" on pages 5 through 11.

Note 6--Fair Value of Financial Instruments

  The carrying values and estimated fair values of financial instruments as of June 30, 2000, have not materially changed on a relative basis from the carrying values and estimated fair values of financial instruments disclosed as of December 31, 1999.

Note 7--Loans Held for Sale

  Specific loans or identified pools of loans have been identified as held for sale. Loans held for sale are included in loans on the Corporation's consolidated balance sheet and are carried at the lower of cost or market.

  Loans held for sale at June 30, 2000 totaled $11.7 billion compared with $2.4 billion at year-end 1999 and $4.9 billion a year ago. Included in loans held for sale at June 30, 2000, were approximately $8 billion of consumer vehicle-related loans.

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


Note 9--Ratio of Earnings to Fixed Charges

     The ratio of earnings to fixed charges for the six months ended June 30, 2000, excluding interest on deposits, was 0.6x and, including interest on deposits, was 0.8x. Earnings for the six months ended June 30, 2000, were insufficient to cover fixed charges. The coverage deficiency was approximately $1.1 billion. The ratio has been computed on the basis of the total enterprise (as defined by the Securities and Exchange Commission) by dividing income before fixed charges and income taxes by fixed charges. Fixed charges consist of interest expense on all long- and short-term borrowings, excluding or including interest on deposits.


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

                       Selected Statistical Information
                     BANK ONE CORPORATION and Subsidiaries

Investment Securities--Available for Sale

                                                                Gross        Gross
                                                  Amortized   Unrealized   Unrealized    Fair Value
June 30, 2000 (In millions)                         Cost        Gains        Losses     (Book Value)
                                                  --------------------------------------------------
U.S. Treasury .................................    $ 3,040       $ --        $ (73)        $ 2,967
U.S. government agencies ......................      7,276          2         (150)          7,128
States and political subdivisions..............      1,362         17          (36)          1,343
Retained interest in securitized receivables ..     18,865        116         (215)         18,766
Other debt securities .........................      4,562          3          (41)          4,524
Equity securities (1)(2) ......................      3,285        315          (40)          3,560
                                                   -------       ----        -----         -------
    Total .....................................    $38,390       $453        $(555)        $38,288
                                                   =======       ====        =====         =======

---------------
(1) The fair values of certain securities for which market quotations were not available were estimated. In addition, the fair values of certain securities reflect liquidity and other market-related factors.

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

-----------------------------------------------------------------------------------------------------------------------------
                                                 Three Months Ended June 30, 2000         Three Months Ended June 30, 1999
                                              --------------------------------------   --------------------------------------
                                                          Credit Card                              Credit Card
(Dollars in millions)                         Reported   Securitizations    Managed    Reported   Securitizations    Managed
-----------------------------------------------------------------------------------------------------------------------------
Net interest income--tax-equivalent basis .   $  2,257       $ 1,139       $  3,396    $  2,341       $ 1,334       $  3,675
Provision for credit losses ...............      1,013           833          1,846         275           800          1,075
Noninterest income ........................        288          (306)           (18)      2,222          (534)         1,688
Noninterest expense .......................      3,507            --          3,507       2,806            --          2,806
Net income (loss) .........................     (1,269)           --         (1,269)        992            --            992

Total average loans .......................   $170,743       $61,078       $231,821    $155,496       $60,427       $215,923
Total average earning assets ..............    240,826        43,781        284,607     220,505        44,983        265,488
Total average assets ......................    272,823        43,781        316,604     253,266        44,983        298,249
Net interest margin .......................       3.77%        10.46%          4.80%       4.26%        11.89%          5.55%
-----------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------
                                                  Six Months Ended June 30, 2000           Six Months Ended June 30, 1999
                                              --------------------------------------   --------------------------------------
                                                          Credit Card                              Credit Card
(Dollars in millions)                         Reported   Securitizations    Managed    Reported   Securitizations    Managed
-----------------------------------------------------------------------------------------------------------------------------
Net interest income--tax-equivalent basis .   $  4,485       $ 2,356       $  6,841    $  4,650       $ 2,686       $  7,336
Provision for credit losses ...............      1,375         1,743          3,118         556         1,547          2,103
Noninterest income ........................      2,109          (613)         1,496       4,812        (1,139)         3,673
Noninterest expense .......................      6,168            --          6,168       5,747            --          5,747
Net income (loss) .........................       (580)           --           (580)      2,143            --          2,143

Total average loans .......................   $169,083       $61,920       $231,003    $154,390       $60,269       $214,659
Total average earning assets ..............    239,070        44,310        283,380     219,214        44,681        263,895
Total average assets ......................    270,770        44,310        315,080     253,095        44,681        297,776
Net interest margin .......................       3.77%        10.69%          4.85%       4.28%        12.12%          5.61%
-----------------------------------------------------------------------------------------------------------------------------

Average Balances/Net Interest Margin/Rates

------------------------------------------------------------------------------------------------------
Three Months Ended                                  June 30, 2000                March 31, 2000
------------------------------------------------------------------------------------------------------
(Income and rates on tax-equivalent basis)   Average              Average  Average             Average
(Dollars in millions)                        Balance   Interest    Rate    Balance   Interest   Rate
------------------------------------------------------------------------------------------------------
Assets
Short-term investments ....................  $ 17,356   $  276      6.40%  $ 15,451   $  226     5.88%
Trading assets ............................     6,442      100      6.24      6,909      100     5.82
Investment securities
    U.S. government and federal agencies ..    15,074      260      6.94     15,641      258     6.63
    States and political subdivisions .....     1,398       27      7.77      1,483       28     7.59
    Other .................................    29,813      575      7.76     30,406      564     7.46
                                             --------   ------     -----   --------   ------    -----
        Total investment securities .......    46,285      862      7.49     47,530      850     7.19
Loans (1)
    Commercial ............................   100,146    2,097      8.42     97,973    1,941     7.97
    Consumer ..............................    65,527    1,455      8.93     65,118    1,493     9.22
    Credit card ...........................     5,070      212     16.82      4,332      178    16.53
                                             --------   ------     -----   --------   ------    -----
        Total loans .......................   170,743    3,764      8.87    167,423    3,612     8.68
                                             --------   ------     -----   --------   ------    -----
        Total earning assets (2) ..........   240,826    5,002      8.35    237,313    4,788     8.11
Allowance for credit losses ...............    (2,531)                       (2,367)
Other assets ..............................    34,528                        33,772
                                             --------                      --------
        Total assets ......................  $272,823                      $268,718
                                             ========                      ========
------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Deposits-interest-bearing
    Savings ...............................  $ 16,973   $   60      1.42%  $ 16,942   $   61     1.45%
    Money market ..........................    48,450      410      3.40     47,606      400     3.38
    Time ..................................    41,946      609      5.84     38,818      550     5.70
    Foreign offices (3) ...................    28,848      408      5.69     29,443      378     5.16
                                             --------   ------     -----   --------   ------    -----
        Total deposits-interest-bearing ...   136,217    1,487      4.39    132,809    1,389     4.21
Federal funds purchased and securities
  under repurchase agreements .............    18,632      281      6.07     19,316      266     5.54
Other short-term borrowings ...............    19,248      307      6.41     19,912      298     6.02
Long-term debt (4) ........................    38,642      670      6.97     36,484      607     6.69
                                             --------   ------     -----   --------   ------    -----
        Total interest-bearing
          liabilities .....................   212,739    2,745      5.19    208,521    2,560     4.94
Demand deposits ...........................    27,692                        27,921
Other liabilities .........................    12,503                        12,305
Preferred stock ...........................       190                           190
Common stockholders' equity ...............    19,699                        19,781
                                             --------                      --------
        Total liabilities and
          stockholders' equity ............  $272,823                      $268,718
                                             ========                      ========
------------------------------------------------------------------------------------------------------
Interest income/earning assets (2) ........             $5,002      8.35%             $4,788     8.11%
Interest expense/earning assets ...........              2,745      4.58               2,560     4.33
                                                        ------     -----              ------    -----
Net interest margin .......................             $2,257      3.77%             $2,228     3.78%
                                                        ======     =====              ======    =====
------------------------------------------------------------------------------------------------------

(1) Nonperforming loans are included in average balances used to determine the average rate.

(2) Includes tax-equivalent adjustments based on federal income tax rate of 35%.

(3) Includes international banking facilities' deposit balances in domestic offices and balances of Edge Act and overseas offices.

(4)  Includes trust preferred capital securities.

----------------------------------------------------------------------------------------------------------------------------------
Three Months Ended                                December 31, 1999           September 30, 1999              June 30, 1999
----------------------------------------------------------------------------------------------------------------------------------
(Income and rates on tax-equivalent basis)   Average             Average  Average             Average  Average             Average
(Dollars in millions)                        Balance   Interest   Rate    Balance   Interest   Rate    Balance   Interest   Rate
----------------------------------------------------------------------------------------------------------------------------------
Assets
Short-term investments ....................  $ 15,985   $  215     5.34%  $ 13,164   $  159     4.79%  $ 12,602   $  142     4.52%
Trading assets ............................     6,614       99     5.94      6,185       84     5.39      6,046       76     5.04
Investment securities
    U.S. government and federal agencies ..    15,046      257     6.78     15,111      247     6.48     15,395      259     6.75
    States and political subdivisions .....     1,646       30     7.23      1,765       32     7.19      1,909       34     7.14
    Other .................................    32,495      600     7.33     29,013      541     7.40     29,057      522     7.21
                                             --------   ------    -----   --------   ------    -----   --------   ------    -----
        Total investment securities .......    49,187      887     7.15     45,889      820     7.09     46,361      815     7.05
Loans (1)
    Commercial ............................    93,491    1,862     7.90     91,186    1,719     7.48     88,911    1,649     7.44
    Consumer ..............................    62,577    1,334     8.46     59,876    1,285     8.51     58,065    1,240     8.57
    Credit card ...........................     4,526      184    16.13      6,905      276    15.86      8,520      344    16.19
                                             --------   ------    -----   --------   ------    -----   --------   ------    -----
        Total loans .......................   160,594    3,380     8.35    157,967    3,280     8.24    155,496    3,233     8.34
                                             --------   ------    -----   --------   ------    -----   --------   ------    -----
        Total earning assets (2) ..........   232,380    4,581     7.82    223,205    4,343     7.72    220,505    4,266     7.76
Allowance for credit losses ...............    (2,294)                      (2,283)                      (2,260)
Other assets ..............................    34,939                       33,721                       35,021
                                             --------                     --------                     --------
        Total assets ......................  $265,025                     $254,643                     $253,266
                                             ========                     ========                     ========
----------------------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Deposits-interest-bearing
    Savings ...............................  $ 18,955   $   70     1.47%  $ 19,705   $   74     1.49%  $ 20,843   $   83     1.60%
    Money market ..........................    46,066      379     3.26     46,526      367     3.13     42,903      343     3.21
    Time ..................................    36,083      481     5.29     34,842      425     4.84     34,097      428     5.03
    Foreign offices (3) ...................    27,292      338     4.91     25,350      296     4.63     22,548      245     4.36
                                             --------   ------    -----   --------   ------    -----   --------   ------    -----
        Total deposits-interest-bearing ...   128,396    1,268     3.92    126,423    1,162     3.65    120,391    1,099     3.66
Federal funds purchased and securities
  under repurchase agreements .............    19,126      245     5.08     17,557      213     4.81     20,354      231     4.55
Other short-term borrowings ...............    19,550      297     6.03     17,337      237     5.42     17,655      210     4.77
Long-term debt (4) ........................    35,672      550     6.12     31,326      460     5.83     26,417      385     5.85
                                             --------   ------    -----   --------   ------    -----   --------   ------    -----
        Total interest-bearing
          liabilities .....................   202,744    2,360     4.62    192,643    2,072     4.27    184,817    1,925     4.18
Demand deposits ...........................    29,223                       29,189                       32,924
Other liabilities .........................    13,051                       12,479                       14,591
Preferred stock ...........................       190                          190                          190
Common stockholders' equity ...............    19,817                       20,142                       20,744
                                             --------                     --------                     --------
        Total liabilities and
          stockholders' equity ............  $265,025                     $254,643                     $253,266
                                             ========                     ========                     ========
----------------------------------------------------------------------------------------------------------------------------------
Interest income/earning assets (2) ........             $4,581     7.82%             $4,343     7.72%             $4,266     7.76%
Interest expense/earning assets ...........              2,360     4.03               2,072     3.68               1,925     3.50
                                                        ------    -----              ------    -----              ------    -----
Net interest margin .......................             $2,221     3.79%             $2,271     4.04%             $2,341     4.26%
                                                        ======    =====              ======    =====              ======    =====
----------------------------------------------------------------------------------------------------------------------------------

Average Balances/Net Interest Margin/Rates

-----------------------------------------------------------------------------------------------------
Six Months Ended                                    June 30, 2000                 June 30, 1999
-----------------------------------------------------------------------------------------------------
(Income and rates on tax-equivalent basis)   Average             Average  Average             Average
(Dollars in millions)                        Balance   Interest   Rate    Balance   Interest   Rate
-----------------------------------------------------------------------------------------------------
Assets
Short-term investments ....................  $ 16,404   $  502     6.15%  $ 13,367   $  304     4.59%
Trading assets ............................     6,676      200     6.02      5,852      150     5.17
Investment securities
    U.S. government and federal agencies ..    15,357      518     6.78     15,380      504     6.61
    States and political subdivisions .....     1,440       55     7.68      1,966       73     7.49
    Other .................................    30,110    1,139     7.61     28,259    1,027     7.33
                                             --------   ------    -----   --------   ------    -----
        Total investment securities .......    46,907    1,712     7.34     45,605    1,604     7.09
Loans (1)
    Commercial ............................    99,059    4,038     8.20     87,990    3,231     7.40
    Consumer ..............................    65,323    2,948     9.08     57,623    2,522     8.83
    Credit card ...........................     4,701      390    16.68      8,777      680    15.62
                                             --------   ------    -----   --------   ------    -----
        Total loans .......................   169,083    7,376     8.77    154,390    6,433     8.40
                                             --------   ------    -----   --------   ------    -----
        Total earning assets (2) ..........   239,070    9,790     8.24    219,214    8,491     7.81
Allowance for credit losses ...............    (2,449)                      (2,292)
Other assets ..............................    34,149                       36,173
                                             --------                     --------
        Total assets ......................  $270,770                     $253,095
                                             ========                     ========
-----------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Deposits-interest-bearing
    Savings ...............................  $ 16,957   $  121     1.43%  $ 20,411   $  166     1.64%
    Money market ..........................    48,028      810     3.39     43,139      699     3.27
    Time ..................................    40,382    1,159     5.77     34,937      878     5.07
    Foreign offices (3) ...................    29,146      786     5.42     21,956      478     4.39
                                             --------   ------    -----   --------   ------    -----
        Total deposits-interest-bearing ...   134,513    2,876     4.30    120,443    2,221     3.72
Federal funds purchased and securities
  under repurchase agreements .............    18,974      547     5.80     21,104      477     4.56
Other short-term borrowings ...............    19,580      605     6.21     17,260      408     4.77
Long-term debt (4) ........................    37,563    1,277     6.84     25,167      735     5.89
                                             --------   ------    -----   --------   ------    -----
        Total interest-bearing
          liabilities .....................   210,630    5,305     5.06    183,974    3,841     4.21
Demand deposits ...........................    27,806                       33,287
Other liabilities .........................    12,404                       15,091
Preferred stock ...........................       190                          190
Common stockholders' equity ...............    19,740                       20,553
                                             --------                     --------
        Total liabilities and
          stockholders' equity ............  $270,770                     $253,095
                                             ========                     ========
-----------------------------------------------------------------------------------------------------
Interest income/earning assets (2) ........             $9,790     8.24%             $8,491     7.81%
Interest expense/earning assets ...........              5,305     4.47               3,841     3.53
                                                        ------    -----              ------    -----
Net interest margin .......................             $4,485     3.77%             $4,650     4.28%
                                                        ======    =====              ======    =====
-----------------------------------------------------------------------------------------------------

(1) Nonperforming loans are included in average balances used to determine the average rate.

(2) Includes tax-equivalent adjustments based on federal income tax rate of 35%.

(3) Includes international banking facilities' deposit balances in domestic offices and balances of Edge Act and overseas offices.

(4)  Includes trust preferred capital securities.

Five-Quarter Consolidated Income Statement
BANK ONE CORPORATION and Subsidiaries                                              Three Months Ended
                                                                 June 30   March 31   December 31  September 30  June 30
(In millions, except per share data)                                2000       2000          1999          1999     1999
                                                                 -------------------------------------------------------
Interest Income
Loans, including fees..........................................  $ 3,750     $3,596        $3,366        $3,270   $3,223
Bank balances..................................................      131        102            78            56       42
Federal funds sold and securities under resale agreements......      145        124           137           103       99
Trading assets.................................................      100        101            99            84       76
Investment securities..........................................      840        830           868           801      796
                                                                 -------     ------        ------        ------   ------
  Total........................................................    4,966      4,753         4,548         4,314    4,236

Interest Expense
Deposits.......................................................    1,487      1,389         1,269         1,162    1,098
Federal funds purchased and securities under repurchase              281        266           245           213      231
 agreements....................................................
Other short-term borrowings....................................      307        298           296           237      211
Long-term debt.................................................      670        607           550           460      385
                                                                 -------     ------        ------        ------   ------
  Total........................................................    2,745      2,560         2,360         2,072    1,925

Net Interest Income............................................    2,221      2,193         2,188         2,242    2,311
Provision for credit losses....................................    1,013        362           416           277      275
                                                                 -------     ------        ------        ------   ------

Net Interest Income After Provision for Credit Losses..........    1,208      1,831         1,772         1,965    2,036

Noninterest Income
Trading profits (losses).......................................       (3)        64            17            30       33
Equity securities gains........................................       60        143           100            86      133
Investment securities gains (losses)...........................     (414)        15             2             6       34
                                                                 -------     ------        ------        ------   ------
  Market-driven revenue........................................     (357)       222           119           122      200

Credit card revenue............................................      477        578           714           897      873
Fiduciary and investment management fees.......................      200        195           216           201      197
Service charges and commissions................................      694        713           701           671      723
                                                                 -------     ------        ------        ------   ------
  Fee-based revenue............................................    1,371      1,486         1,631         1,769    1,793
Other income (loss)............................................     (726)       113            32           207      229
                                                                 -------     ------        ------        ------   ------
  Total noninterest income.....................................      288      1,821         1,782         2,098    2,222

Noninterest Expense
Salaries and employee benefits.................................    1,132      1,098         1,081           970    1,073
Net occupancy and equipment expense............................      223        222           244           220      219
Depreciation and amortization..................................      439        163           186           167      169
Outside service fees and processing............................      375        408           459           458      420
Marketing and development......................................      245        226           230           341      302
Communication and transportation...............................      207        212           216           205      208
Merger-related and restructuring charges.......................      229        (19)          189            56      145
Other expense..................................................      657        351           425           296      270
                                                                 -------     ------        ------        ------   ------
 Total noninterest expense.....................................    3,507      2,661         3,030         2,713    2,806

Income (Loss) Before Income Taxes..............................   (2,011)       991           524         1,350    1,452
Applicable income taxes (benefit)..............................     (742)       302           113           425      460
                                                                 -------     ------        ------        ------   ------
Net Income (Loss)..............................................  $(1,269)    $  689        $  411        $  925   $  992
                                                                 =======     ======        ======        ======   ======

Net Income (Loss) Attributable to Common Stockholders' Equity..  $(1,272)    $  686        $  408        $  922   $  989
                                                                 =======     ======        ======        ======   ======

Earnings (Loss) Per Share
  Basic........................................................   $(1.11)     $0.60         $0.36         $0.79    $0.84
                                                                 =======     ======        ======        ======   ======
  Diluted......................................................   $(1.11)     $0.60         $0.36         $0.79    $0.83
                                                                 =======     ======        ======        ======   ======

                        Form 10-Q Cross-Reference Index

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

ITEM 1.  Financial Statements
-----------------------------

                                                                           Page
                                                                           ----
     Consolidated Balance Sheet -
     June 30, 2000 and 1999, and December 31, 1999                           36

     Consolidated Income Statement -
     Three months Ended June 30, 2000 and 1999
     Six months Ended June 30, 2000 and 1999                                 37

     Consolidated Statement of Stockholders' Equity -
     Six months Ended June 30, 2000 and 1999                                 38

     Consolidated Statement of Cash Flows -
     Six months Ended June 30, 2000 and 1999                                 39

     Notes to Consolidated Financial Statements                           40-46

     Selected Statistical Information                                  1, 23-34
                                                                          47-51


ITEM 2.  Management's Discussion and Analysis of Financial
----------------------------------------------------------
           Condition and Results of Operations                             2-35
           -----------------------------------


                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 1.  Legal Proceedings                                                   53
--------------------------

ITEM 2.  Changes in Securities                                               53
------------------------------

ITEM 3.  Defaults Upon Senior Securities                                     53
----------------------------------------

ITEM 4.  Submission of Matters to a Vote of Security Holders                 53
------------------------------------------------------------

ITEM 5.  Other Information                                                   53
--------------------------

ITEM 6.  Exhibits and Reports on Form 8-K                                    54
-----------------------------------------


Signatures                                                                   55

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

ITEM 1.  Legal Proceedings
--------------------------
           None

ITEM 2.  Changes in Securities
------------------------------
          None

ITEM 3.  Defaults Upon Senior Securities
----------------------------------------
           Not applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     BANK ONE CORPORATION held its Annual Meeting of Stockholders on Tuesday, May 16, 2000. A total of 994,889,591 shares were represented in person or by proxy, or nearly 87% of the total shares outstanding.

     Stockholders elected the 20 Director nominees named in the Proxy Statement. Each of the nominees received more than 965 million votes, in excess of 97% of the shares voted at the meeting. The particulars are:

       Name                                 For             Withheld
       ----                                 ---             --------

       William P. Boardman              970,674,748        24,214,843
       John H. Bryan                    973,572,290        21,317,301
       Siegfried Buschmann              973,009,306        21,880,285
       James S. Crown                   973,860,652        21,028,939
       James Dimon                      975,714,197        19,175,394
       Bennett Dorrance                 971,860,263        23,029,328
       Maureen A. Fay, O.P.             972,619,308        22,270,283
       John R. Hall                     970,614,941        24,274,650
       Verne G. Istock                  971,383,366        23,506,225
       Laban P. Jackson, Jr.            970,744,953        24,144,638
       John W. Kessler                  970,230,115        24,659,476
       Richard A. Manoogian             973,197,750        21,691,841
       William T. McCormick, Jr.        974,055,224        20,834,367
       Thomas E. Reilly, Jr.            971,351,987        23,537,604
       John W. Rogers, Jr.              973,557,402        21,332,189
       Thekla R. Shackelford            971,239,039        23,650,552
       Alex Shumate                     965,761,860        29,127,731
       Frederick P. Stratton, Jr.       972,490,447        22,399,144
       John C. Tolleson                 970,869,480        24,020,111
       Robert D. Walter                 971,802,656        23,086,935


     A stockholder proposal concerning the hiring of an investment banking firm to sell the Corporation received votes as follows:


     FOR:       40,924,670   (5.035% of the shares present and entitled to vote on the proposal)

     AGAINST:  753,770,391   (92.746% of the shares present and entitled to vote on the proposal)

     ABSTAIN:   18,032,417   (2.219% of the shares present and entitled to vote on the proposal)

ITEM 5.  Other Information
--------------------------
           None

ITEM 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

 (a)     Exhibit 12 - Statement re computation of ratio.

         Exhibit 27 - Financial Data Schedule.

         Exhibit 99 - Minutes of BANK ONE CORPORATION stockholders' meeting on May 16, 2000.

 (b) The Registrant filed the following Current Reports on Form 8-K during the quarter Ended June 30, 2000.

         Date      Item Reported
         ------    -------------

         04/18/00 The Registrant's April 18, 2000, press release regarding first-quarter 2000 earnings.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              BANK ONE CORPORATION
                                              ---------------------





Date       August 14, 2000                      /s/   James Dimon
     -------------------------                ----------------------------

                                                      James Dimon
                                              Principal Executive Officer


Date       August 14, 2000                      /s/   Charles W. Scharf
     -------------------------                ----------------------------

                                                      Charles W. Scharf
                                              Principal Financial Officer


Date       August 14, 2000                      /s/   James A. Peers
     --------------------------               ----------------------------

                                                      James A. Peers
                                              Principal Accounting Officer

                              BANK ONE CORPORATION


                                 EXHIBIT INDEX
                                 -------------


Exhibit Number            Description of Exhibit
--------------            ----------------------


  12 - Statement re computation of ratio.

  27 - Financial Data Schedule.

  99 - Minutes of BANK ONE CORPORATION stockholders' meeting on May 16, 2000.