Form 10-Q
period 2000-09-30
BANK ONE CORP
filed 2000-11-14
CIK 1067092

BANK ONE CORPORATION
Financial Supplement and Form 10-Q


Contents                                                                Page
--------                                                                ----

Five-Quarter Summary of Selected Financial Information                     1


Earnings Analysis (including Business Segments)                            2


Risk Management                                                           17


Liquidity Risk Management                                                 17


Market Risk Management                                                    18


Credit Risk Management                                                    22


Derivative Financial Instruments                                          28


Loan Securitizations                                                      29


Capital Management                                                        31


Forward Looking Statements                                                33


Consolidated Financial Statements                                         34


Notes to Consolidated Financial Statements                                38


Selected Statistical Information                                          43


Form 10-Q                                                                 48

            Five-Quarter Summary of Selected Financial Information
                     BANK ONE CORPORATION and Subsidiaries

                                                                                    Three Months Ended
                                                       -----------------------------------------------------------------------------
                                                       September 30      June 30         March 31        December 31    September 30
                                                           2000            2000            2000             1999            1999
                                                       -----------------------------------------------------------------------------
                                                                      (Dollars in millions, except per share amounts)
Income Statement Data:
Net interest income--tax-equivalent basis........        $  2,242        $  2,257        $  2,228         $  2,221         $  2,271
Provision for credit losses......................             516           1,013             362              416              277
Noninterest income...............................           1,734             288           1,821            1,782            2,098
Noninterest expense..............................           2,593           3,507           2,661            3,030            2,713
Net income (loss)................................             581          (1,269)            689              411              925

Per Common Share Data:
Net income (loss), basic.........................        $   0.50        $  (1.11)       $   0.60         $   0.36         $   0.79
Net income (loss), diluted (1)...................            0.50           (1.11)           0.60             0.36             0.79
Cash dividends declared..........................            0.21            0.42            0.42             0.42             0.42
Book value.......................................           16.47           16.12           17.43            17.34            17.32

Balance Sheet:
Loans:
  Managed........................................        $237,505        $234,412        $229,673         $229,196         $222,117
  Reported.......................................         176,419         172,591         168,078          163,877          158,143
Deposits.........................................         164,130         163,169         164,643          162,278          156,900
Long-term debt (2)...............................          42,641          39,093          38,753           35,435           34,735
Total assets:
  Managed........................................         324,780         316,011         317,176          315,064          311,490
  Reported.......................................         283,373         272,709         273,008          269,425          264,135
Common stockholders' equity......................          19,042          18,630          20,081           19,900           19,860
Total stockholders' equity.......................          19,232          18,820          20,271           20,090           20,050

Credit Quality Ratios:
Net charge-offs to average loans.................            0.74%           0.75%           0.64%            0.95%            0.68%
Allowance for credit losses to loans outstanding.            1.75            1.73            1.39             1.39             1.42
Nonperforming assets to related assets...........            1.21            1.03            0.99             1.02             1.06

Financial Performance Ratios:
Return on assets.................................            0.85%          (1.87)%          1.03%            0.62%            1.44%
Return on common equity..........................            12.2           (26.0)           13.9              8.2             18.2
Net interest margin:
  Managed........................................            4.66            4.80            4.91             4.98             5.32
  Reported.......................................            3.68            3.77            3.78             3.79             4.04
Efficiency Ratio:
  Managed........................................            54.6%          103.8%           53.7%            62.1%            52.1%
  Reported.......................................            65.2           137.8            65.7             75.7             62.1

Capital Ratios:
Regulatory leverage (2)..........................             7.5%            7.0%            7.7%             7.7%             7.9%
Risk-based capital: (2)
  Tier 1.........................................             7.5             7.2             7.7              7.7              7.7
  Total..........................................            10.9            10.3            10.6             10.7             10.8
Common equity/managed assets.....................             5.9             5.9             6.3              6.3              6.4
Tangible common equity/tangible managed assets...             5.4             5.4             5.7              5.7              5.7

Common Stock Data:
Average shares outstanding, basic................           1,156           1,153           1,149            1,147            1,167
Average shares outstanding, diluted (1)..........           1,167           1,153           1,155            1,154            1,177
Stock price, quarter-end.........................        $  38.06        $  26.56        $  34.38         $  32.00         $  34.81

---------------

(1) Common equivalent shares have been excluded from the computation of diluted loss per share in the second quarter of 2000 as the effect would be antidilutive.
(2)  Includes trust preferred capital securities.


       NOTE:  Throughout this report, "the Corporation" and "Bank One"
                        refer to BANK ONE CORPORATION.

                               Earnings Analysis

Summary of Consolidated Financial Results

  The Corporation reported net income of $581 million, or $0.50 per diluted share, for the third quarter of 2000, compared to net income of $925 million, or $0.79 per share, for the third quarter of 1999.

  For the first nine months of 2000, net income was $1 million. After preferred dividends, however, there was a net loss of $8 million, or $0.01 per diluted share. The comparable year-ago period produced net income of $3.068 billion, or $2.58 per diluted share.

  The following table summarizes key income statement financial captions and ratios on a reported basis for the periods presented:

                                 Three Months Ended September 30             Nine Months Ended September 30
(Dollars in millions,        -------------------------------------------   -----------------------------------
  except per share data)      2000            1999              % Change     2000         1999        % Change
---------------------------  --------------------------------------------  -----------------------------------
Net interest income--
 tax-equivalent basis......  $2,242             $2,271             (1)%    $6,727            $6,921   (3)%
Provision for credit losses     516                277              86      1,891               833   N/M
Noninterest income.........   1,734              2,098             (17)     3,843             6,910   (44)
Noninterest expense........   2,593              2,713              (4)     8,761             8,460     4
Net income.................     581                925             (37)         1             3,068   N/M
Earnings (loss) per share:
 Basic.....................    0.50               0.79             (37)     (0.01)             2.60   N/M
 Diluted...................    0.50               0.79             (37)     (0.01)             2.58   N/M

Return on assets...........    0.85%              1.44%                        --%             1.62%
Return on common equity....    12.2               18.2                       (0.1)             20.0
Net interest margin........    3.68               4.04                       3.74              4.20
Efficiency ratio...........    65.2               62.1                       82.9              61.2
---------------------------
N/M - Not meaningful.

Business Segments

  The Corporation is managed on a line of business basis which depicts the management organization of the Corporation for the current period. The following table summarizes certain financial information by line of business for the periods indicated:

                                                                                                      Average
                                                              Net Income (Loss)                     Managed Assets
                                                                (In millions)                        (In billions)
                                                           -------------------------              --------------------
Three Months Ended September 30                               2000          1999                      2000        1999
-----------------------------------------------------      -------------------------              --------------------
Retail...............................................      $ 251        $  268                    $ 78.8      $ 73.4
Commercial Banking...................................        172           198                     111.0       104.4
First USA............................................        177           288                      69.2        75.0
Investment Management................................         86            82                       7.6         7.1
Corporate Investments................................         52            89                       8.7         7.6
Corporate/Unallocated................................       (157)           89                      40.6        34.1
                                                           -----        ------                    ------      ------
 Total business segment results......................        581         1,014                     315.9       301.6
Merger-related items and other significant items.....         --           (89)                       --          --
                                                           -----        ------                    ------      ------
 Total Corporation...................................      $ 581        $  925                    $315.9      $301.6
                                                           =====        ======                    ======      ======
Nine Months Ended September 30
------------------------------
Retail...............................................      $ 406        $  805                   $ 78.3      $ 71.7
Commercial Banking...................................        159           589                    109.4       104.7
First USA............................................       (135)          929                     70.5        74.9
Investment Management................................        240           231                      7.6         7.0
Corporate Investments................................        254           283                      8.4         7.7
Corporate/Unallocated................................       (923)          335                     41.1        33.1
                                                           -----        ------                   ------      ------
 Total business segment results......................          1         3,172                    315.3       299.1
Merger-related items and other significant items.....         --          (104)                      --          --
                                                           -----        ------                   ------      ------
 Total Corporation...................................      $   1        $3,068                   $315.3      $299.1
                                                           =====        ======                   ======      ======

  The 2000 nine month period included $2.940 billion pretax ($1.913 billion after tax, $1.66 per share) in charges taken in the second quarter. See table on page 11 for a summary of these charges by line of business. These charges impacted all lines of business except Corporate Investments.

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

 . Cost Allocation - Costs of support units are allocated to the business lines as indirect expenses and overhead costs. This allocation methodology was changed in the current quarter to better reflect the actual cost of services provided and was consistently applied across all lines of business. Only First USA and Corporate/Unallocated results were affected by this change which decreased costs allocated to First USA and increased costs in Corporate/Unallocated.

 . All disclosures are on a managed basis; securitized credit card receivables and related income statement line items are presented as if they were on-balance sheet loans.

  The Corporation continuously evaluates its management reporting process, including funds transfer pricing, credit costs, support costs and capital allocation processes.

  The merger-related charges and the effect of certain identified transactions in prior periods were not attributed to any line of business. For analytical purposes, these items were not considered part of core business activities.

Line of Business Financial Results

  As noted above, the 2000 second quarter included a number of significant items that affected nine month results and prior year comparisons. See the table on page 11 for a summary of these charges by line of business. For analytical purposes, the tables in this section display nine month results for 2000 with and without the effect of these items. The basis for the related discussion of nine month results excludes the effect of these items.

Retail

     Retail offers a full range of products through a network of more than 1,800 banking centers, 6,300 ATMs, online banking and other distribution channels. Deposits, investments, loans and insurance products are offered to consumers and small businesses. The financial results of Retail are presented below:

                                   Three Months Ended September 30              Nine Months Ended September 30
                                  --------------------------------     -------------------------------------------------
                                                                                                             Adjusted(1)
(Dollars in millions)              2000        1999       % Change      2000        1999       % Change         2000
------------------------------------------------------------------     -------------------------------------------------
Net interest income (2)......         $1,236      $1,100       12%     $3,668      $3,261        12%           $3,677
Provision for credit losses..            207          83      N/M         506         299        69               495
Noninterest income...........            326         395      (17)        537       1,202       (55)              962
Noninterest expense..........            959       1,000       (4)      3,058       2,938         4             2,985
Net income...................            251         268       (6)        406         805       (50)              734

Return on equity.............             17%         23%                   9%         23%                         17%
Efficiency ratio.............             61          67                   73          66                          64

(Dollars in billions)
Loans - average..............         $ 74.7      $ 66.9       12%     $ 74.0      $ 65.2        13%           $ 74.0
Assets - average.............           78.8        73.4        7        78.3        71.7         9              78.3
Deposits - average...........           87.9        88.5       (1)       88.4        89.5        (1)             88.4
Common equity - average......            5.9         4.7       26         5.8         4.6        26               5.8
-----------------------------

(1)  Excludes second quarter 2000 significant items.
(2)  Fully taxable equivalent basis.
N/M - Not meaningful.

Quarterly results
-----------------

     Retail reported net income of $251 million, a decrease of $17 million, or 6%, from the year-ago quarter, reflecting increased provision for credit loss expense, partially offset by a 4% increase in revenue and a 4% decline in expenses.

     Net interest income of $1.236 billion increased $136 million, or 12%, from the year-ago quarter, primarily driven by wider loan and deposit spreads and a 12% increase in average loans outstanding. Loan growth was concentrated in home equity loans, which were up 37% from a year ago and 8% from the second quarter. Excluding the impact of the 2000 first quarter sale of the consumer finance branch network, net interest income increased 15% and average home equity loans increased 48% from the year-ago quarter. Compared to the second quarter, the growth in home equity loans was offset by a decline in indirect auto loans and leases, reflecting increased pricing discipline.

     Provision expense was $207 million, up $124 million from the year-ago quarter. This increase reflected significant loan growth and higher losses in home equity loans.

     Noninterest income declined $69 million, or 17%, from the year-ago quarter, reflecting the impact of higher auto lease residual losses and lower asset sale gains. The negative impact of auto lease residuals totaled $58 million in the current quarter, compared with $15 million in the year-ago quarter.

     Noninterest expense decreased $41 million, or 4%, from the year-ago quarter. This decrease reflected the sale of the consumer finance branch network, a decline in development-related expenses, as well as the impact of previous expense initiatives.

Year-to-date results, as adjusted
---------------------------------

     Retail's adjusted earnings were $734 million, down $71 million, or 9%. Net interest income increased 13% from 1999. Loan growth of 13% and wider deposit spreads contributed to this improved performance. The provision increased to $495 million related to loan growth and the adoption of the Federal Financial Institution Examination Council's ("FFIEC") charge-off guidelines.

     Noninterest income declined to $962 million reflecting higher auto lease residual losses and lower loan sale gains. Noninterest expense increased $47 million, or 2%, reflecting the launch of WingspanBank.com in late June 1999.

Commercial Banking

     Commercial Banking serves business customers ranging in size from middle market companies to large corporations, governments and institutions. Commercial Banking's product offerings include traditional credit products, corporate finance, treasury services and capital markets products. The financial results of Commercial Banking are presented below:

                                   Three Months Ended September 30            Nine Months Ended September 30
                                  --------------------------------    ----------------------------------------------
                                                                                                        Adjusted (1)
(Dollars in millions)              2000       1999       % Change     2000      1999       % Change         2000
--------------------------------------------------------------------------------------------------------------------
Net interest income (2)......     $  685     $  636          8%      $2,043    $1,866          9%          $2,043
Provision for credit losses..        225        109        N/M        1,135       322        N/M              507
Noninterest income...........        378        285         33        1,044       965          8            1,088
Noninterest expense..........        566        507         12        1,700     1,613          5            1,699
Net income...................        172        198        (13)         159       589        (73)             586

Return on equity.............         10%        14%                      3%       14%                         12%
Efficiency ratio.............         53         55                      55        57                          54

(Dollars in billions)
Loans - average..............     $ 83.4     $ 74.9         11%      $ 81.9    $ 73.1         12%          $ 81.9
Assets - average.............      111.0      104.4          6        109.4     104.6          5            109.4
Deposits - average...........       39.2       37.3          5         40.0      37.3          7             40.0
Common equity - average......        6.7        5.7         18          6.5       5.7         14              6.5
-----------------------------

(1)  Excludes second quarter 2000 significant items.
(2)  Fully taxable equivalent basis.
N/M - Not meaningful.

Quarterly results
-----------------

     Commercial Banking net income decreased $26 million, or 13%, from the year-ago period and was down $42 million from the adjusted second quarter, reflecting an increase in the provision for credit losses.

     Net interest income increased $49 million, or 8%, from the year-ago quarter, reflecting 11% average loan growth. Large Corporate and Middle Market loans grew 12% and 11%, respectively. This benefit was partially offset by a slight decline in the net interest margin, reflecting continued competitive pricing pressures in both the Middle Market and Large Corporate markets.

     The provision for credit losses was $225 million, up $116 million year-over-year, reflecting loan growth as well as continued deterioration in the commercial portfolio across several industries and leveraged acquisition finance transactions. At September 30, 2000, nonperforming loans as a percent of total commercial loans were 1.54%, up from 1.24% a year ago. Net charge-offs were 0.52% of average commercial loans in the quarter, up slightly from 0.50% in the year-earlier period.

     Noninterest income of $378 million increased $93 million, or 33%, year-over-year. Lending-related fees were up $35 million, reflecting increases in syndication and other credit-related fees. Market-driven revenue improved $31 million from the year-ago period, driven by trading performance. Treasury management services (TMS) revenue increased $9 million, or 6%, from the year-ago quarter, reflecting growth in corporate sweep accounts, lockbox services and commercial credit cards.

     Noninterest expense was $566 million, up $59 million, or 12%, from the year-ago quarter. This increase mostly reflected higher compensation-related expenses in the current period.

Year-to-date results, as adjusted
---------------------------------

  Commercial Banking's adjusted net income was $586 million, slightly lower than in the comparable 1999 period.

  Net interest income increased 9% driven by 12% loan growth. The provision for credit losses was $507 million, an increase of $185 million from 1999, primarily reflecting deterioration in the commercial portfolio.

  Noninterest income increased 13%, related to higher lending fees and treasury management revenues. Noninterest expense increased 5% reflecting higher treasury management volumes and compensation-related expenses.

First USA

  First USA offers credit cards for consumers and businesses and is the largest issuer of VISA credit cards. The financial results of First USA are presented below:

                                     Three Months Ended September 30             Nine Months Ended September 30
                                   -----------------------------------     -------------------------------------------
                                                                                                           Adjusted (1)
(Dollars in millions)                2000      1999       % Change           2000       1999    % Change       2000
-----------------------------      -----------------------------------     -------------------------------------------
Net interest income (2)......       $1,442   $1,733         (17)%           $4,418      $5,311     (17)%       $4,418
Provision for credit losses..          853      922          (7)             2,757       2,660       4          2,722
Noninterest income...........          324      410         (21)               435       1,213     (64)           895
Noninterest expense..........          633      778         (19)             2,309       2,450      (6)         2,027
Net income (loss)............          177      288         (39)              (135)        929     N/M            357

Return on outstandings
  (pretax)...................          1.7%     2.5%                          (0.4)%       2.7%                   1.1%
Return on equity.............           12       19                             (3)         21                      8
Efficiency ratio.............           36       36                             48          38                     38
Managed net charge-off
  ratio......................         5.03     5.33                           5.42        5.16

(Dollars in billions)
Loans - average..............       $ 65.9   $ 69.2          (5)%           $ 66.4      $ 69.0      (4)%       $ 66.4
Assets - average.............         69.2     75.0          (8)              70.5        74.9      (6)          70.5
Common equity - average......          6.1      6.1          --                6.1         6.0       2            6.1
-----------------------------
(1)  Excludes second quarter 2000 significant items.
(2)  Fully taxable equivalent basis.
N/M - Not meaningful.

Quarterly results
-----------------

  First USA reported net income of $177 million, a decrease of $111 million, or 39%, from the year-ago quarter. This reflected an 18% decline in revenue, partially offset by lower expenses and provision for credit losses. Third quarter results reflected a 1.7% pretax return on outstandings, down from 2.5% in the year-ago quarter, but up from 1.1% in the second quarter on an adjusted basis.

  Net interest income of $1.442 billion was essentially unchanged from the second quarter but decreased $291 million, or 17%, from the year-ago quarter. The principal drivers were lower average outstandings and fee revenue, as well as a narrower spread.

  Average managed outstandings for the third quarter were $65.9 billion, down 5% from the year-ago period and relatively flat with the second quarter average. First USA had 53.6 million cards issued at quarter end, with 727,000 new accounts opened during the quarter. Overall, year-over-year attrition on mature vintage balances has improved and remained stable the last two quarters.

  The provision for credit losses of $853 million was down $69 million from the year-ago quarter, and $47 million from the adjusted second quarter, reflecting continued reductions in managed net charge-offs. The managed net charge-off rate declined to 5.03% from 5.33% in the year-ago period and from 5.44% in the prior quarter, reflecting lower bankruptcies. Future charge-off rates may increase due to a return to normal bankruptcy levels and continued maturing of the portfolio. The managed 30-day and 90-day delinquency rates were 4.14% and 1.79%, respectively. These were down from 4.74% and 2.07%, respectively, in the year-ago quarter, but up slightly from the prior quarter, reflecting normal seasonality.

  Noninterest income declined $86 million, or 21%, from the prior year due to lower securitization income, as well as lower fee revenue. The third quarter reflected net securitization amortization expense of $22 million. Compared to the adjusted second quarter, noninterest income increased $17 million, or 6%, reflecting improved run-rates in a number of fee categories.

  Noninterest expense declined $145 million, or 19%, from the prior year, reflecting the impact of waste-reduction initiatives, such as lowering headcount and processing costs, the sale of the international operations, reduced marketing expense, as well as a decrease reflecting a change in the methodology of allocating internal costs which better reflects the actual costs of services provided. Higher compensation-related expenses partially offset this decrease. The $46 million, or 7%, decrease from the adjusted second quarter primarily reflected the same change in the methodology of allocating internal costs, which accounted for $30 million of the decline.

Year-to-date results, as adjusted
---------------------------------

  First USA's adjusted net income was $357 million, compared with $929 million in 1999 period. Net interest income declined 17%. This decrease was related to a narrower spread, lower late fee revenue, and lower average outstandings. The provision for credit losses was $2.722 billion, a 2% increase from the 1999 period.

  Noninterest income was $895 million down 26% from the 1999 period. The prior year period included net securitization gains of $87 million and the current period included net amortization of $93 million. Additional revenue sharing payments to third party groups and lower fee revenue from fee-based products also contributed to the decline of noninterest income.

  Noninterest expense declined 17% driven by staff reductions, and lower processing costs and marketing expenses partially offset by increased fraud losses and operational losses. Also contributing to the decrease in expenses were the change in methodology for allocating internal costs as noted above and the sale of the international operations in 2000.

Investment Management

     Investment Management provides investment advisory, credit products, insurance, trust and investment-related services to individual and institutional clients. The One Group(R) mutual funds, the Corporation's proprietary fund family, is managed in this line of business. The financial results of Investment Management are presented below:

                                      Three Months Ended September 30             Nine Months Ended September 30
                                      -------------------------------     -----------------------------------------------
                                                                                                             Adjusted (1)
(Dollars in millions)                 2000      1999       % Change         2000       1999     % Change         2000
-------------------------------------------------------------------------------------------------------------------------
Net interest income (2)......        $  104    $   93         12%          $  305     $  285        7%          $  305
Provision for credit losses..             2         1        N/M                6          1      N/M                6
Noninterest income...........           286       285         --              861        882       (2)             861
Noninterest expense..........           252       251         --              781        814       (4)             772
Net income...................            86        82          5              240        231        4              246
Return on equity.............            36%      41%                          36%       34%                       36%
Efficiency ratio.............            65        66                          67         70                        66
(Dollars in billions)
Loans - average..............        $  6.6    $  5.8         14%          $  6.5     $  5.6       16%          $  6.5
Assets - average.............           7.6       7.1          7              7.6        7.0        9              7.6
Deposits - average...........           8.2       8.6         (5)             8.5        8.7       (2)             8.5
Common equity - average......           0.9       0.8         13              0.9        0.9       --              0.9
Assets under
  management - eop...........         134.6     123.2          9            134.6      123.2        9            134.6

-----------------------------
(1)  Excludes second quarter 2000 significant items.
(2)  Fully taxable equivalent basis.
N/M - Not meaningful.

Quarterly results
-----------------

     Investment Management net income improved $4 million, or 5%, from the year-ago period and 9% from the second quarter on an adjusted basis.

     Net interest income of $104 million increased 12% from the year-ago period. Higher spread income associated with the 14% increase in average loans was partially offset by the effect of a 5% decrease in average deposits.

     Noninterest income was essentially unchanged from the year-ago period. Fee income growth in retail brokerage and insurance activities was offset by a decline in institutional trust fees.

     Noninterest expense was essentially unchanged from the year-ago period. Increases in volume-driven brokerage commissions and insurance claims expenses were offset by the impact of waste-reduction initiatives.

     Period-end assets under management increased to $134.6 billion, or 9%, from the year-ago period. One Group(R) mutual fund assets under management increased 19% to $69.5 billion in the third quarter of 2000. One Group(R) fund performance continues to remain strong, with 93% of funds rated three stars or higher by Morningstar. Average assets under management were basically unchanged from the prior quarter.

Year-to-date results, as adjusted
---------------------------------

     Adjusted net income increased 6% primarily driven by lower noninterest expenses as revenues were essentially unchanged.

     Net interest income increased $20 million, or 7%, reflecting 16% loan growth partially offset by narrower spreads.

  Noninterest income and noninterest expense both decreased from 1999's nine months due to the sale of a subsidiary. Excluding the effect of this sale and other items, noninterest income increased 5%, due to growth in the retail brokerage, insurance and wealth management portions of the business while noninterest expense was relatively flat.

Corporate Investments

  Corporate Investments engages in proprietary investment activities, which include growth, tax-oriented and value investing, and leveraged and equipment leasing. The financial results for Corporate Investments are presented below:

                                   Three Months Ended September 30             Nine Months Ended September 30
                                   -------------------------------     -----------------------------------------------
                                                                                                          Adjusted (1)
(Dollars in millions)              2000        1999       % Change      2000       1999      % Change         2000
----------------------------       -------------------------------     -----------------------------------------------
Net interest income (2)......      $ 18        $ 41         (56)%       $ 83       $139        (40)%          $ 83
Provision for credit losses..        --          --         N/M            2         --        N/M               2
Noninterest income...........        52          97         (46)         289        310         (7)            289
Noninterest expense..........        25          30         (17)          95        101         (6)             95
Net income...................        52          89         (42)         254        283        (10)            254
Return on equity.............        17%         35%                      28%        38%                        28%
Efficiency ratio.............        36          22                       26         22                         26

(Dollars in billions)
Loans - average..............      $3.6        $3.5           3         $3.5       $3.5         --%           $3.5
Assets - average.............       8.7         7.6          14          8.4        7.7          9             8.4
Common equity - average......       1.2         1.0          20          1.2        1.0         20             1.2
-----------------------------
(1)  Excludes second quarter 2000 significant items.
(2)  Fully taxable equivalent basis.
N/M - Not meaningful.

Quarterly results
-----------------

  Corporate Investments net income declined $37 million, or 42%, from the year-ago period and $9 million from the prior quarter. Net interest income of $18 million declined $23 million from the year-ago quarter, reflecting continued higher funding rates as well as growth in noninterest-bearing investments. The $12 million decline from the prior quarter was driven by lower yields on the leasing and collateralized debt obligation portfolios, as well as higher volumes and funding rates. Noninterest income declined $45 million from the year-ago quarter but was unchanged from the prior quarter. The year-ago comparison reflected lower venture capital valuations and the continued weakness in the IPO market, partially offset by improved gains from investments. Noninterest expense decreased $5 million, or 17%, from the year-ago quarter and $6 million, or 19%, from the second quarter as a result of waste-reduction efforts.

Year-to-date results, as adjusted
---------------------------------

  Net income declined $29 million, or 10%. Net interest income declined $56 million, or 40%, with higher funding rates and growth in noninterest-bearing investments the principal causes of the decrease. Noninterest income declined $21 million, or 7%, reflecting lower equity securities gains, partially offset by higher gains on hedge funds and other investment portfolios. Noninterest expense was $95 million for the nine months, down 6% from the prior year.

Corporate/Unallocated

  The financial results of Corporate/Unallocated are presented below:

                                   Three Months Ended September 30             Nine Months Ended September 30
                                   -------------------------------     -----------------------------------------------
                                                                                                          Adjusted (1)
(Dollars in millions)               2000       1999       % Change      2000      1999       % Change         2000
----------------------------       -------------------------------     -----------------------------------------------
Net interest income (loss)(2)...   $(140)      $  21        N/M        $(330)     $ 100        N/M           $(330)
Provision for credit losses.....      --          --         --           --        (63)       N/M              --
Noninterest income..............      36         110        (67)        (268)       322        N/M             164
Noninterest expense.............     157          17        N/M          817         30        N/M             286
Net income (loss)...............    (157)         89        N/M         (923)       335        N/M            [263)

(Dollars in billions)
Assets - average................   $40.6       $34.1         19%       $41.1      $33.1         24%          $41.1
Deposits - average..............    22.9        20.2         13         21.6       17.7         22            21.6
Common equity - average.........    (1.9)        1.8        N/M         (1.1)       2.2        N/M            (1.1)
--------------------------------
(1)  Excludes second quarter 2000 significant items.
(2)  Fully taxable equivalent basis.
N/M - Not meaningful.

Quarterly results
-----------------

  Corporate/Unallocated reported a net loss of $157 million, compared with net income of $89 million in the year-ago quarter.

  Net interest income in the current quarter represented a net expense of $140 million. Net interest income for this line of business represents the earnings on the corporate investment securities portfolio, net of the impact of interest rate risk not allocated to the lines of business and the cost to carry unallocated net assets and capital. This net amount will vary from period to period as the unallocated net asset and capital positions change. The Company continues to review the allocation methodology of interest expense.

  Noninterest income of $36 million primarily included earnings on miscellaneous assets. The year-ago quarter included several, previously disclosed, one-time transactions. The investment securities portfolio restructuring was completed during the quarter.

  Noninterest expense in the quarter totaled $157 million. Of this amount, approximately $70 million represented costs associated with losses from operational errors, asset dispositions and severance-related expense. The remainder represented unallocated corporate expenses, of which $30 million resulted from this quarter's change in the methodology of allocating internal overhead costs to the lines of business which better reflects the actual costs of services provided.

Year-to-date results, as adjusted
---------------------------------

  Corporate/Unallocated activities generated a net loss of $263 million compared with net income of $335 million in the prior year. Net interest income in 2000 was a net expense of $330 million, reflecting increases in both the cost associated with the unallocated interest rate risk and the cost to carry unallocated net assets. Noninterest income was $164 million, down $158 million reflecting fewer gains on sales of assets. Noninterest expense was $286 million up from $30 million in 1999, reflecting higher unallocated support costs.

Second Quarter 2000 Significant Items

     The following table summarizes significant items recorded in the second quarter by each line of business (in millions):

                                                                                 Pretax         After-tax
                                                                            ---------------     ---------
Retail
---------------------------------------------------------------
  Writedown of auto lease residuals............................             $307
  Writedowns primarily related to the planned disposition of
   vehicle-related assets......................................              167
  Other........................................................               44
                                                                            ----
      Total....................................................                      $  518      $  328

Commercial
---------------------------------------------------------------
  Provision for credit losses..................................              647
  Other........................................................               26
                                                                            ----
      Total....................................................                         673         427

First USA
---------------------------------------------------------------
  Writedown of interest-only strip.............................              354
  Writedown of purchase credit card relationship intangibles...              275
  Writedown of marketing partnership agreements................              121
  Other........................................................               27
                                                                            ----
      Total....................................................                         777         492

Investment Management
---------------------------------------------------------------
  Other........................................................                           9           6

Corporate/Unallocated
---------------------------------------------------------------
  Repositioning of investment securities portfolio.............              415
  Increase to legal accruals...................................              190
  Facilities restructuring.....................................              141
  Losses due to operational errors.............................              100
  Other........................................................              117
                                                                            ----
      Total....................................................                         963         660
                                                                                     ------      ------
         Total.................................................                      $2,940      $1,913
                                                                                     ======      ======

     For a more detailed discussion of these significant items, see the Corporation's June 30, 2000, Form 10-Q.

Summary of Consolidated Financial Results

     The following table summarizes key income statement financial captions and ratios on a reported basis for the periods presented:


                                                  Three Months Ended September 30       Nine Months Ended September 30
                                                 ---------------------------------     --------------------------------
(Dollars in millions, except per share data)      2000        1999        % Change      2000        1999       % Change
--------------------------------------------     ---------------------------------     --------------------------------
Net interest income--
 tax-equivalent basis................            $2,242      $2,271          (1)%      $6,727      $6,921         (3)%
Provision for credit losses..........               516         277          86         1,891         833        N/M
Noninterest income...................             1,734       2,098         (17)        3,843       6,910        (44)
Noninterest expense..................             2,593       2,713          (4)        8,761       8,460          4
Net income...........................               581         925         (37)            1       3,068        N/M
Earnings (loss) per share:
 Basic...............................              0.50        0.79         (37)        (0.01)       2.60        N/M
 Diluted.............................              0.50        0.79         (37)        (0.01)       2.58        N/M

Return on assets.....................              0.85%       1.44%                       --%       1.62%
Return on common equity..............              12.2        18.2                      (0.1)       20.0
Net interest margin..................              3.68        4.04                      3.74        4.20
Efficiency ratio.....................              65.2        62.1                      82.9        61.2
-------------------------------------

N/M - Not meaningful.

     The 2000 nine-month period included $2.940 billion pretax ($1.913 billion after-tax, $1.66 per share) in charges taken in the second quarter. See the table on page 11 for a summary of these charges by line of business.

Net Interest Income

     Net interest income includes spreads on earning assets as well as items such as loan fees, cash interest collections on problem loans, dividend income, interest reversals, and income or expense on derivatives used to manage interest rate risk. Net interest margin measures how efficiently the Corporation uses its earning assets and underlying capital.

     In order to understand fundamental trends in net interest income, average earning assets and net interest margins, it is useful to analyze financial performance on a managed portfolio basis, which adds data on securitized loans to reported data on loans as presented below:


                                                    Three Months Ended September 30          Nine Months Ended September 30
                                                 ------------------------------------     -------------------------------------
(Dollars in millions)                              2000          1999        % Change       2000          1999         % Change
-------------------------------------            ------------------------------------     -------------------------------------
Managed:
Net interest income--
 tax-equivalent basis................            $  3,346      $  3,624        (8)%       $ 10,187      $ 10,960         (7)%
Average earning assets...............             285,371       270,279         6          284,048       266,047          7
Net interest margin..................                4.66%         5.32%                      4.79%         5.51%

Reported:
Net interest income--
 tax-equivalent basis................            $  2,242      $  2,271        (1)%       $  6,727      $  6,921         (3)%
Average earning assets...............             242,516       223,205         9          240,227       220,559          9
Net interest margin..................                3.68%         4.04%                      3.74%         4.20%

     Managed net interest income declined 8% and 7% in the third quarter and the first nine months of 2000, respectively, versus year-ago periods driven by declines in the managed net interest margin that were partially offset by an increase in average earnings assets. The managed net interest margin declined in the third quarter and first nine months of 2000 by 66 and 72 basis points, respectively, from the year-ago periods. Average managed earning assets increased 6% and 7% from the year-ago quarter and nine-month period, respectively. These increases primarily reflected growth in average loans, as investment securities and other earning assets were up 2% and 5%, respectively.

     Lower average receivables, lower fee revenue and narrower spreads in the credit card business accounted for much of the decline in both net interest income and related margin in the third quarter and first nine months of 2000, compared with the year-ago periods. Competitive pricing pressures in the large corporate and middle markets reduced margins slightly in the commercial loan portfolio.

     Loans, which are presented on a managed basis, are as follows:

                                         Three Months Ended September 30                    Nine Months Ended September 30
                                ------------------------------------------------     ---------------------------------------------
(Dollars in millions)             2000         Percent       1999        Percent       2000       Percent       1999       Percent
---------------------------     ------------------------------------------------     ---------------------------------------------
Average managed loans:
 Credit card...............     $ 65,849         28%       $ 69,153        32%       $ 66,362       29%       $ 69,082       32%
 Commercial................      101,224         43          91,186        41          99,786       43          89,067       41
 Other consumer............       67,331         29          59,876        27          65,997       28          58,382       27
                                --------        ---        --------       ---        --------      ---        --------      ---
             Total.........     $234,404        100%       $220,215       100%       $232,145      100%       $216,531      100%
                                ========        ===        ========       ===        ========      ===        ========      ===

     Growth in both average commercial and other consumer loans and wider consumer loan and deposit spreads partially offset the decline in net interest income in both comparable periods.

     Average managed credit card loans were down 5% and 4% for both the third quarter and nine months ended September 30, 2000, respectively, compared to 1999 levels. The Corporation anticipates that average credit card loan outstandings will continue to be flat to slightly down throughout the remainder of 2000.

     Average commercial loan outstandings increased 11% to $101.2 billion from the year-ago quarter, reflecting underlying growth concentrated in the large corporate and middle market customer base. The increase in average commercial loans on a year-to-date basis was 12%.

     Average consumer loans, excluding credit card loans, increased 12% from the year-ago quarter and 13% on a year-to-date basis. This growth reflected a significant increase in home equity loan products.

Noninterest Income

  In order to provide more meaningful trend analysis, credit card fee revenue and total noninterest income in the following table are shown on a managed basis. Credit card fee revenue excludes the net interest revenue associated with securitized credit card receivables.

                                        Three Months Ended September 30        Nine Months Ended September 30
                                       ---------------------------------     ---------------------------------
(Dollars in millions)                     2000        1999    % Change         2000       1999     % Change
                                       ---------------------------------     ---------------------------------
Equity securities gains..............     $   31     $   86      (64)%        $  234      $  315       (26)%
Trading profits......................         58         30       93             119         130        (8)
Investment securities gains
 (losses)............................         16          6      N/M            (383)         92       N/M
                                          ------     ------   ------          ------       -----     -----
     Market-driven revenue (loss)....        105        122      (14)            (30)        537       N/M

Credit card revenue..................        337        382      (12)            779       1,045       (25)
Fiduciary and investment
 management fees.....................        196        201       (2)            591         577         2
Service charges on deposits..........        320        321       --             974         951         2
Other service charges and
 commissions.........................        382        350        9           1,135       1,133        --
                                          ------     ------   ------          ------       -----     -----
     Managed fee-based revenue.......      1,235      1,254       (2)          3,479       3,706        (6)

Other income (loss)..................         62        207      (70)           (551)        653       N/M
Gain on Indiana divestitures.........         --         --       --              --         249       N/M
Gain on sale of Concord/EPS..........         --         --       --              --         111       N/M
                                          ------     ------   ------          ------      ------     -----
     Managed noninterest income......     $1,402     $1,583      (11)%        $2,898      $5,256       (45)%
                                          ======     ======   ======          ======      ======     =====

---------------
N/M - Not meaningful.

  Noninterest income in the third quarter of 2000 decreased $181 million, or 11%, from the year-earlier period. Noninterest income for the first nine months decreased $637 million, or 13%, after excluding the impact of $1.361 billion of second-quarter 2000 charges and $360 million of gains in the year-earlier period.

Market-Driven Revenue

  Market-driven revenue for the third quarter of 2000 decreased $17 million, or 14%, from the year-ago quarter reflecting lower equity securities gains, partially offset by higher trading and investment securities gains. The decrease in equity securities gains was driven by lower venture capital valuations and the continued weakness in the IPO market which also affected nine-month comparisons. Trading profits increased $28 million from the year-ago quarter.

  For the first nine months, there was a $30 million loss, which resulted in a $567 million decline from the comparable year-ago period. This primarily reflected the $415 million loss resulting from the repositioning of the Corporation's investment securities portfolio in the second quarter of 2000. On a year-to-date basis, equity securities gains declined $81 million and trading profits were down $11 million.

Managed Fee-Based Revenue

  Managed fee-based revenue declined $19 million and $227 million, respectively, for the third quarter and first nine months of 2000. The primary driver of these decreases was a decline in managed credit card fee revenue of $45 million and $266 million, respectively. Included in the nine-month results were writedowns of certain affinity partnership arrangements of $135 million. The quarterly and nine-month comparisons also reflected reduced fee generation resulting from customer attrition and fee-based transaction flow.

  Other service charges and commissions were up 9% from the year-ago quarter, with a slight increase on a year-to-date basis, reflecting growth in treasury management fees in the Commercial Banking line of business.

Other Income

  Other activities generated gains of $62 million for the third quarter and losses of $551 million for the first nine months of 2000. The nine-month results include second-quarter charges totaling $750 million related to asset writedowns associated with interest-only strips resulting from credit card securitization transactions, auto lease residuals and estimated losses associated with the committed sale of identified pools of vehicle-related loans. The nine-month results also included gains of $22 million on the sale of consumer installment loans and $46 million on the disposition of the Corporation's Canadian and U.K. credit card operations.

  Asset impairment writedowns associated with credit card-related interest-only strip securities were $432 million for the nine months ended September 30, 2000, including the second-quarter charges. Third-quarter 2000 results included $22 million of net securitization amortization, while the 1999 third-quarter results reflected net securitization gains of $12 million. For the first nine months of 2000, such net securitization amortization totaled $93 million, compared with net gains of $87 million in 1999. The carrying value of the Corporation's credit card-related interest only strips totaled $234 million at September 30, 2000. The value of the interest-only strip is periodically reviewed for other-than-temporary impairment.

  Auto residual losses totaled $58 million for the third quarter and $495 million for the first nine months of 2000, including the second-quarter charge. This compares with losses of $9 million and $62 million for the third quarter and first nine months of 1999, respectively. While the Corporation has estimated the level of permanent impairment inherent in its leasing residual portfolio at September 30, 2000, continued deterioration in used car prices may result in additional charges, further reducing the carrying value of the Corporation's auto lease residual portfolio.

Noninterest Expense

  Noninterest expense for the 2000 third quarter decreased 4% compared with the year-ago 1999 period, and was up 4% on a year-to-date basis. However, amounts in all periods were affected by merger-related and restructuring charges with the 2000 nine-month results reflecting an additional $663 million of second-quarter charges. Excluding the impact of these items, noninterest expense in the third quarter was down $62 million, or 2%, from the year-ago quarter, and $205 million, or 3% for the first nine months. Waste-reduction initiatives also contributed to the decline.

  The table below shows the components of noninterest expense for the periods indicated:

                                 Three Months Ended September 30        Nine Months Ended September 30
                                ---------------------------------     ---------------------------------
(Dollars in millions)            2000       1999     % Change            2000        1999   % Change
------------------------------  ---------------------------------     ---------------------------------
Salaries and employee
 benefits:
 Salaries.....................  $  938     $  840       12%             $2,802      $2,723       3%
 Employee benefits............     168        130       29                 534         467      14
                                ------     ------     ----              ------      ------    ----
  Total salaries and employee
   benefits...................   1,106        970       14               3,336       3,190       5
Net occupancy and equipment
 expense......................     207        220       (6)                652         666      (2)
Depreciation and amortization.     143        167      (14)                745         511      46
Outside service fees and
 processing...................     344        458      (25)              1,127       1,284     (12)
Marketing and development.....     200        341      (41)                671         958     (30)
Communication and
 transportation...............     187        205       (9)                606         613      (1)
Other ........................     408        296       38               1,416         873      62
                                ------     ------     ----              ------      ------    ----
  Total noninterest expense
    before merger and
    restructuring charges.....   2,595      2,657       (2)              8,553       8,095       6
Merger-related and
 restructuring charges........      (2)        56      N/M                 208         365     (43)
                                ------     ------     ----              ------      ------    ----
Noninterest expense...........  $2,593     $2,713       (4)%            $8,761      $8,460       4%
                                ======     ======     ====              ======      ======    ====

-------------
N/M - Not meaningful.

  Salaries and benefit costs for both the third quarter and first nine months of 2000 included higher compensation-related expense, including severance-related costs. The 1999 third quarter included a reduction of senior management incentive accruals based on reduced individual business unit and overall corporate performance.

  Net occupancy and equipment costs were down 6% in the third quarter of 2000 and 2% for the first nine months, compared with the year-ago periods. During the second quarter of 2000, corporate decisions were made to abandon identified facilities and discontinue the use of certain application software. The costs related to these decisions were recorded as restructuring charges. Absent other investment decisions, these actions are anticipated to reduce longer-term corporate occupancy costs.

  Depreciation and amortization expense was down 14% from the year-ago quarter and 10% on a year-to-date basis after excluding the second quarter's impairment charge that includes $275 million of writedowns in purchased credit card relationships. These asset writedowns reduced the carrying value of identified intangibles and will reduce the ongoing level of related amortization expense.

  Outside service fees and processing expenses, as well as communication and transportation costs, declined on a quarterly and nine-month comparison basis reflecting the effect of waste-reduction efforts.

  Targeted reductions in identified credit card marketing programs produced reduced marketing costs in both the third quarter and first nine months of 2000. However, higher marketing expenses are expected in the near-term as First USA begins to refocus on certain marketing programs.

  Other noninterest expense increased $112 million in the third quarter of 2000 from the year-ago quarter. This increase reflected costs associated with losses from operational errors and asset dispositions and writeoffs.

  The first nine months of 2000 included $325 million of noninterest expense charges taken in the second quarter of 2000. Excluding these charges, other noninterest expense was up 25% compared with the 1999 nine months, reflecting increased fraud costs related to the Corporation's credit card business and additional costs associated with losses from operational errors and asset dispositions. The Corporation continues to evaluate its business strategies and practices regarding operational matters, which could result in additional charges.

Applicable Income Taxes

  The following table shows how the effective tax rates were derived:

                                                 Three Months Ended September 30      Nine Months Ended September 30
                                              ----------------------------------    ---------------------------------
(Dollars in millions)                                 2000            1999                2000            1999
--------------------------------------------  ----------------------------------    ---------------------------------
Income (loss) before income taxes...........          $ 833          $1,350               $(187)         $4,450
Applicable income taxes (benefit)...........            252             425                (188)          1,382
Effective tax rates.........................           30.3%           31.5%                N/M            31.1%

---------------
N/M = Not meaningful.

  Income tax expense or (benefit) for both periods included benefits for tax-exempt income, tax-advantaged investment and general business tax credits offset by the effect of nondeductible expenses, including goodwill. In the case of a loss before income taxes, the effect of the net tax benefits described above is to increase, rather than decrease, the effective rate of tax. This is the primary reason a calculated effective tax rate for the nine months of 2000 is not meaningful.

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

  Compensation for assuming these risks is reflected in interest income, trading profits and fee income. In addition, these risks are factored into the allocation of capital to support various business activities, as discussed in the "Capital Management" section, beginning on page 31.

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

  The Corporation's risk management policies are intended to identify, monitor and limit exposure to liquidity, market and credit risks that arise from each of these types of financial instruments.

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

  The Consolidated Statement of Cash Flows, on page 37, presents data on cash and cash equivalents provided and used in operating, investing and financing activities.

  The Corporation's ability to attract wholesale funds on a regular basis and at a competitive cost is fostered by strong ratings from the major credit rating agencies. As of September 30, 2000, the Corporation and its principal banks had the following long- and short-term debt ratings:

                                                                                    Senior
                                                  Short-Term Debt                Long-Term Debt
                                             --------------------------     -------------------------
                                                S & P          Moody's          S & P         Moody's
                                             ----------     ------------     ----------    -----------
   The Corporation (Parent)...............       A-1             P-1              A             Aa3
   Principal Banks........................       A-1             P-1              A+            Aa2

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

Deposits and Other Purchased Funds

The following table shows the total funding source mix for the dates indicated:

                                                           September 30   June 30   March 31   December 31  September 30
(In millions)                                                 2000         2000       2000        1999          1999
---------------------------------------------------------  -------------------------------------------------------------
Domestic offices
  Demand.................................................   $ 28,424   $ 29,055   $ 29,923     $ 31,194      $ 29,979
  Savings................................................     62,456     63,722     65,292       64,435        65,906
  Time
   Under $100,000........................................     24,495     23,338     23,355       22,825        22,911
   $100,000 and over.....................................     22,450     19,832     16,908       14,052        12,225
Foreign offices..........................................     26,305     27,222     29,165       29,772        25,879
                                                             --------   --------   --------     --------      --------
     Total deposits......................................    164,130    163,169    164,643      162,278       156,900
Federal funds purchased and securities
  under repurchase agreements............................      23,983     17,610     18,451       18,720        20,493
Commercial paper.........................................       2,584      3,230      2,765        3,184         3,009
Other short-term borrowings..............................      17,216     18,597     15,496       18,027        16,396
Long-term debt (1).......................................      42,641     39,093     38,753       35,435        34,735
                                                             --------   --------   --------     --------      --------
     Total other purchased funds.........................      86,424     78,530     75,465       75,366        74,633
                                                             --------   --------   --------     --------      --------
     Total...............................................    $250,554   $241,699   $240,108     $237,644      $231,533
                                                             ========   ========   ========     ========      ========
-------------------------

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

Value-At-Risk

  The Corporation manages its market risk through a value-at-risk measurement and control system, through stress testing and through dollar limits imposed on trading desks and individual traders. A committee of the Corporation's Board of Directors reviews the overall market risk and the amount that any line of business can assume. The primary oversight unit for market risk arising from trading and trading related activity is the Market Risk Policy and Review Department, which develops policy to monitor and limit market risk and oversees the Corporation's process for managing risk.

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

The following table shows the value-at-risk at September 30, 2000 (in millions):

          Risk Type
           Interest rate............................................  $10
           Currency exchange rate...................................   --
           Equity...................................................    2
           Commodity................................................   --
           Diversification benefit..................................   --
                                                                      ---
          Aggregate portfolio market risk...........................  $12
                                                                      ===

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

Structural Interest Rate Risk Management

  Interest rate risk exposure in the Corporation's non-trading activities (i.e., asset-liability management ("ALM") position) is created from repricing, option and basis risks that exist in on- and off-balance sheet positions. Repricing risk occurs when interest-rate-sensitive financial asset or liability positions reprice at different times as interest rates change. Basis risk arises from a shift in the relationship of the rates on different financial instruments. Option risk is due to "embedded options" often present in customer products including interest rate, prepayment and early withdrawal options; administered interest rate products; deposit products with no contractual maturity structure; and certain off-balance sheet sensitivities. These embedded option positions are complex risk positions that are difficult to offset completely and, thus, represent the primary risk of loss to the Corporation.

  The Corporation's policies strictly limit which business units are permitted to assume interest rate risk. The level of interest rate risk that can be taken is closely monitored and managed by a comprehensive risk control process.
Senior executives of the finance group, credit and market risk oversight units, and line of business units are responsible for establishing the market risk parameters acceptable for the Corporation's ALM position. Through these parameters, the Corporation balances the return potential of the ALM position against the desire to limit volatility in earnings and/or economic value. The ALM position is measured and monitored using sophisticated and detailed risk management tools, including earnings simulation modeling and economic value of equity sensitivity analysis, to capture both near-term and longer-term interest rate risk exposures. The Corporation establishes the risk measures, risk limits, policy guidelines and internal control mechanisms (collectively referred to as the Interest Rate Risk Policy) for managing the overall ALM exposure. The Interest Rate Risk Policy is reviewed and approved by a committee of the Corporation's Board of Directors.

  Earnings simulation analysis, or earnings-at-risk, measures the sensitivity of pretax earnings to various interest rate movements. The base-case scenario is established using the forward yield curve. The comparative scenarios assume an immediate parallel shock of the forward curve in increments of /plus or minus/ 100 basis point rate movements. Additional scenarios are analyzed, including more gradual rising or falling rate changes and non-parallel rate shifts. The interest rate scenarios are used for analytical purposes and do not necessarily represent management's view of future market movements. This sensitivity analysis includes the volatility inherent in the Corporation's credit card securitization interest-only strip. Estimated earnings for each scenario are calculated over a 12-month horizon. The table below shows pretax earnings at risk for the dates indicated (in millions):

                                                                                                         Immediate Change
                                                                                                             in Rates
                                                                                                      --------------------
                                                                                                        -100 bp    +100 bp
                                                                                                      ---------    -------
September 30, 2000....................................................................................    $29      $   9
                                                                                                          ===      =====
June 30, 2000.........................................................................................    $16      $(117)
                                                                                                          ===      =====

  The reduction in earnings at risk from June 30, 2000 to September 30, 2000 for a 100 basis point increase in interest rates is primarily attributed to the reduced risk inherent in the fair value of the interest-only strip from credit card securitizations, as a result of the decline of the forward interest rates at September 30, 2000. The addition of brokered certificates of deposit and interest rate swap positions has also contributed to a decrease in this pre-tax earnings risk.

  Approximately $8 billion of vehicle-related loans that are available for sale have fixed interest rates and are included in the Corporation's measure of interest rate exposure for non-trading activities. The Corporation continues to evaluate its plans regarding the disposition of these loans. Although partially hedged, changes in interest rates could potentially affect both the sales price and estimated gain (loss) on the disposition of such loans.

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

Asset and Liability Management Derivatives

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

     At September 30, 2000, the notional value of ALM interest rate swaps totaled $15.5 billion, including $13.3 billion against specific transactions and $2.2 billion against specific pools of assets, as follows (in millions):

                                                     Receive Fixed         Pay Fixed             Basis
                                                      Pay Floating      Receive Floating         Swaps
                                                     --------------     ----------------     --------------      Total
                                                     Specific  Pool     Specific   Pool      Specific  Pool      Swaps
                                                     --------  ----     --------  ------     --------  ----     -------
Interest rate swaps associated with:
 Loans..........................................       $   --  $ --       $  292  $2,118        $--    $ --     $ 2,410
 Investment securities..........................           --    --           50      --         --      --          50
 Deposits.......................................          520    --           --      --         --      --         520
 Funds borrowed (including long-term debt)......        7,148    --        5,320      --         60      --      12,528
                                                       ------  ----       ------  ------        ---    ----     -------

   Total........................................       $7,668  $ --       $5,662  $2,118        $60    $ --     $15,508
                                                       ======  ====       ======  ======        ===    ====     =======

     Interest rate swaps used to adjust the interest rate sensitivity of specific transactions will not need to be replaced at maturity, since the corresponding asset or liability will mature along with the swap. However, interest rate swaps against the asset and liability pools will have an impact on the overall risk position as they mature and may need to be reissued to maintain the same interest rate risk profile. These interest rate swaps could create modest earnings sensitivity to changes in interest rates.

Asset and Liability Management Swaps--Maturities and Rates

     The notional amounts, expected maturity, and weighted-average pay and receive rates for the ALM swap position at September 30, 2000 are summarized as follows:


(Dollars in millions)                    2000       2001        2002         2003        2004      Thereafter      Total
----------------------------------     -----------------------------------------------------------------------------------
Receive fixed/pay floating swaps
 Notional amount..................     $2,368      $ 475      $   --       $   25      $   --       $4,800        $ 7,668
 Weighted average
  Receive rate....................       6.25%      7.24%         --         7.61%         --         7.03%          6.81%
  Pay rate........................       6.78%      6.72%         --         6.78%         --         6.80%          6.79%
Pay fixed/receive floating swaps
 Notional amount..................     $    5      $   2      $2,888       $1,379      $2,777       $  729        $ 7,780
 Weighted average
  Receive rate....................       6.63%      6.74%       6.77%        6.77%       6.80%        6.87%          6.79%
  Pay rate........................       8.74%      7.03%       6.92%        7.11%       6.74%        7.45%          6.94%
Basis swaps
 Notional amount..................         --      $  50          --           --      $   10           --        $    60
                                       ------      -----      ------       ------      ------       ------        -------
Total notional amount.............     $2,373      $ 527      $2,888       $1,404      $2,787       $5,529        $15,508
                                       ======      =====      ======       ======      ======       ======        =======

     For generic interest rate swaps, the maturities are contractual. Variable interest rates--which generally are the prime rate, federal funds rate or the one-month, three-month and six-month London interbank offered rates ("LIBOR") in effect on the date of repricing--are assumed to remain constant. However, interest rates will change and consequently will affect the related weighted-average information presented.

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

     Customer transactions create credit exposure that is reported both on and off the balance sheet. On-balance sheet credit exposure includes such items as loans. Off-balance sheet credit exposure includes unfunded credit commitments and other credit-related financial instruments. Credit exposures resulting from derivative financial instruments are reported both on and off the balance sheet; see page 28 for more details.

Selected Statistical Information

     The significant components of credit risk and the related ratios for the dates indicated are as follows:

                                                 September 30  June 30   March 31     December 31    September 30
(Dollars in millions)                               2000         2000      2000          1999            1999
-----------------------------------------------------------------------------------------------------------------
At period-end:
 Loans outstanding...............................   $176,419   $172,591   $168,078      $163,877       $158,143
 Nonperforming loans.............................      2,026      1,690      1,564         1,559          1,569
 Other, including other real estate owned........        110         94         97           106            113
 Nonperforming assets............................      2,136      1,784      1,661         1,665          1,682
 Allowance for credit losses.....................      3,090      2,983      2,338         2,285          2,252
 Nonperforming assets/related assets.............       1.21%      1.03%      0.99%         1.02%          1.06%
 Allowance for credit losses/loans outstandings..       1.75       1.73       1.39          1.39           1.42
 Allowance for credit losses/nonperforming loans.        153        177        149           147            144
For the three months ended:
 Average loans...................................   $173,259   $170,743   $167,423      $160,594       $157,967
 Net charge-offs.................................        319        319        266           383(1)         267
 Net charge-offs/average loans...................       0.74%      0.75%      0.64%         0.95%          0.68%
 Allowance/net charge-offs.......................        242        234        220           149(1)         211

-------------
(1) The $383 million net charge-off amount includes $143 million of charges required to bring the consumer portfolio into compliance with FFIEC guidelines. Excluding these incremental charge-offs, the adjusted coverage ratio would have been 238%.

Loan Composition

     For analytical purposes, the Corporation's portfolio is divided into commercial, consumer and credit card segments for the dates indicated:

                                         September 30     June 30     March 31     December 31     September 30
(In millions)                                2000           2000        2000          1999             1999
-----------------------------------      ----------------------------------------------------------------------
Commercial
 Domestic
   Commercial......................        $ 65,446       $ 63,552    $ 60,253      $ 59,070         $ 56,789
   Real estate
     Construction..................           6,295          6,005       5,824         5,836            5,694
     Other.........................          18,220         19,119      19,500        18,817           18,566
   Lease financing.................           5,514          5,789       5,597         5,562            5,630
 Foreign...........................           7,344          7,348       6,925         7,067            6,504
                                           --------       --------    --------      --------         --------
     Total commercial..............         102,819        101,813      98,099        96,352           93,183
Consumer
   Residential real estate (1).....          39,299         36,589      33,999        32,313           29,211
   Automotive (2)..................          21,860         22,199      23,371        23,567           20,990
   Other...........................           7,643          7,518       7,717         7,608            8,743
                                           --------       --------    --------      --------         --------
      Total consumer...............          68,802         66,306      65,087        63,488           58,944
Credit card
   On-balance sheet................           4,798          4,472       4,892         4,037            6,016
   Securitized.....................          61,086         61,821      61,595        65,319           63,974
                                           --------       --------    --------      --------         --------
      Managed credit card..........          65,884         66,293      66,487        69,356           69,990
                                           --------       --------    --------      --------         --------
      Total managed................        $237,505       $234,412    $229,673      $229,196         $222,117
                                           ========       ========    ========      ========         ========
-----------------------------------

(1)  Includes first mortgages and home equity loans.
(2)  Includes auto lease receivables.

Nonperforming Assets

     The following table shows the Corporation's nonperforming assets for the dates indicated:

                                                  September 30     June 30     March 31     December 31     September 30
(Dollars in millions)                                 2000          2000         2000          1999             1999
---------------------------------------------     ----------------------------------------------------------------------
Nonperforming Loans:
 Commercial..................................        $1,464        $1,250       $1,093        $1,053           $1,027
 Consumer....................................           562           440          471           506              542
                                                     ------        ------       ------        ------           ------
  Total......................................         2,026         1,690        1,564         1,559            1,569
Other, primarily other real estate owned.....           110            94           97           106              113
                                                     ------        ------       ------        ------           ------
  Total nonperforming assets.................        $2,136        $1,784       $1,661        $1,665           $1,682
                                                     ======        ======       ======        ======           ======
Nonperforming assets/related assets..........          1.21%         1.03%        0.99%         1.02%            1.06%
                                                     ======        ======       ======        ======           ======

     Nonperforming assets were $2.136 billion at the end of the third quarter, up $352 million from June 30, 2000. Nonperforming assets include nonperforming commercial loans, other real estate owned and consumer loans that are 90 days past due. The nonperforming to related assets ratio was 1.21% at September 30, 2000, up from 1.03% at June 30, 2000. This increase reflected the continued deterioration in the commercial loan portfolio, with areas of weakness across several industries and leveraged acquisition finance transactions.

     Overall credit quality continues to perform as expected, reflecting the broad-based diversification of the portfolio. Based on the current economic environment, the Corporation anticipates that there may be a continuing increase in nonperforming loans in the near term.

     During the 2000 second quarter, the Corporation adopted a policy of including in nonperforming loans all non-credit card consumer loans that were 90 days or more past due. All periods presented reflect this policy change.

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

Consumer and Credit Card Loans

  Consumer loans consist of credit card receivables as well as loans secured by residential real estate, automobile financing, and other forms of secured and unsecured consumer installment credit. Excluding securitized receivables, the consumer and credit card loan portfolio totaled $73.6 billion at September 30, 2000, an increase of 13% compared with a year ago.

Managed Credit Card Receivables

  The following table shows the average managed credit card receivables and the related charge-off and delinquency rates for the periods indicated:

                                                                           Three Months Ended
                                                     -------------------------------------------------------------
                                                     September 30   June 30   March 31   December 31  September 30
(Dollars in millions)                                   2000          2000      2000        1999         1999
---------------------------------------------------  -------------------------------------------------------------
Average balances:
 Credit card loans.................................    $ 4,704      $ 5,070    $ 4,332     $ 4,526      $ 6,905
 Securitized credit card receivables...............     61,145       61,078     62,763      64,152       62,248
                                                       -------      -------    -------     -------      -------
  Total average credit card receivables............    $65,849      $66,148    $67,095     $68,678      $69,153
                                                       =======      =======    =======     =======      =======

Total net charge-offs (including
 securitizations)..................................    $   828      $   900    $   969     $ 1,119      $   921
                                                       =======      =======    =======     =======      =======

Net charge-offs/average total receivables..........       5.03%        5.44%      5.78%       6.52%(1)     5.33%

Credit card delinquency rate at period-end:
 30 or more days...................................       4.14         3.83       4.08        4.57         4.74
 90 or more days...................................       1.79         1.69       1.91        2.13         2.07

---------
(1) Ratio includes $183 million of securitized charge-offs taken in the fourth quarter of 1999, related to the early adoption of certain of the FFIEC's new consumer charge-off guidelines. Excluding such incremental charge-offs, the adjusted charge-off rate would have been 5.45%.

  Average managed credit card receivables (i.e., those held in the portfolio and those sold to investors through securitization) were $65.8 billion at September 30, 2000, down modestly from both year-end 1999 and a year ago.

  The 30- and 90-day delinquency rates at September 30, 2000, increased from those experienced in the prior quarter, but decreased from the year-ago period and reflect performance that is favorable to that of the industry peer group.

  While overall credit quality is projected to remain stable for the remainder of 2000, reported net charge-off rates may increase into 2001 reflecting a return to normal bankruptcy levels and the continued maturing of the portfolio. Management continues to review credit limits, close high-risk unprofitable accounts, monitor authorization criteria, and review policies and procedures for delinquency management and projected collection activities.

Consumer Loans

  Information pertaining to consumer loans is as follows:

                                                                      Three Months Ended
                                          --------------------------------------------------------------------------
                                          September 30     June 30      March 31     December 31        September 30
(Dollars in millions)                         2000          2000          2000          1999                1999
-------------------------------------     --------------------------------------------------------------------------
Average balances.....................       $67,331        $65,527      $65,118        $62,577            $ 59,876
Total net charge-offs................           147            135          123            256                  93
Net charge-offs/average balances.....          0.87%          0.82%        0.76%          1.64%(1)            0.62%

-------------
(1) Ratio includes $143 million of consumer charge-offs taken in the fourth quarter of 1999 related to the early adoption of certain of the FFIEC's new consumer charge-off guidelines. Excluding such incremental charge-offs, the adjusted charge-off rate would have been 0.72%.

  The composition of the consumer loan portfolio, primarily loans secured by real estate as well as auto loans and leases, provides broad diversification of risk from both a product and geographic perspective. Based on the current economic environment, the Corporation anticipates that there may be an increase in nonperforming consumer loans in the near term. The net charge-off rate for the third quarter of 2000 was 0.87%, up from 0.82% in the second quarter of 2000 and 0.62% in the year-earlier period. The absolute level of charge-off dollars is likely to increase as the portfolio matures, and modest charge-off rate increases should reflect this portfolio seasoning.

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

  Commercial loans increased to $102.8 billion at September 30, 2000, from $96.4 billion at December 31, 1999. Commercial net charge-offs were $116 million, or 0.46% of average loans, in the third quarter of 2000, compared with $117 million, or 0.47%, in the second quarter of 2000. Nonperforming commercial loans increased $411 million to $1.464 billion at September 30, 2000, from $1.053 billion at December 31, 1999. This increase reflected the continued deterioration in the commercial loan portfolio, with specific areas of weakness including health care and certain acquisition finance transactions. Based on the current economic environment, the Corporation anticipates that there may be a continuing increase in nonperforming commercial loans in the near term.

Commercial Real Estate

  Commercial real estate is the largest product category in the commercial portfolio and consists primarily of loans secured by real estate as well as certain loans that are real estate-related. This exposure includes loans and commitments that finance both owner-occupied and investment properties/projects. As of September 30, 2000, commercial real estate loans totaled $24.5 billion or 24% of total commercial loans. This compares with $24.7 billion or 26% of commercial loans at year-end 1999.

Allowance for Credit Losses

     The allowance for credit losses is maintained at a level that in management's judgment is adequate to provide for estimated probable credit losses inherent in various on- and off-balance sheet financial instruments. Reserves are based on an estimate of potential inherent loss at a point in time using a combination of empirically driven tests and management's judgment. Quarterly, reserves are formally estimated by each line of business and reviewed and modified by Corporate Risk Management. Securitized and held for sale loans, including credit card receivables, are not subject to this reserve process.

     The allowance for credit losses is intended to be an estimate of inherent losses in an existing portfolio at a point in time. Management bases its assessment of inherent losses on the expected default rate and the expected loss rate in the event of default, considering the existence of collateral where appropriate. Loss factors are based upon the Corporation's historical loss experience and may be adjusted for conditions that affect the collectibility of the portfolio. Factors for graded loans (primarily business loans) are derived from historical loss experience and may be periodically updated based on tests of reasonableness.

     It is Corporate Risk Management's responsibility to recommend a reserve and provision that result in adequate coverage of inherent losses within the Corporation's credit portfolios. Corporate Risk Management's assessment is based on line-of-business reserve tests, portfolio-level econometric modeling and stress testing, as well as management's judgment. Corporate Risk Management also utilizes third-party analysis to validate internal measures of expected inherent loss, credit quality and reserve adequacy.

     The table below summarized the changes in the allowance for loan loss (in millions):

                                      September 30     June 30     March 31     December 31     September 30
                                          2000          2000         2000          1999             1999
                                      ----------------------------------------------------------------------
Balance, beginning of period.....        $2,983        $2,338       $2,285        $2,252           $2,250
Provision for credit losses......           516         1,013          362           416              277
Charge-offs:
 Commercial......................           148           142          106           109              112
 Consumer........................           181           169          171           291              138
 Credit card.....................            59            72           61            68               92
                                         ------        ------       ------        ------           ------
    Total charge-offs............           388           383          338           468              342
Recoveries:
 Commercial......................            32            25           22            38               21
 Consumer........................            34            34           48            35               45
 Credit card.....................             3             5            2            12                9
                                         ------        ------       ------        ------           ------
    Total recoveries.............            69            64           72            85               75
Net charge-offs:.................
 Commercial......................           116           117           84            71               91
 Consumer........................           147           135          123           256               93
 Credit card.....................            56            67           59            56               83
                                         ------        ------       ------        ------           ------
    Total net charge-offs........           319           319          266           383              267
                                         ------

Transfers........................           (90)          (49)         (43)           --               (8)
                                         ------        ------       ------        ------           ------
Balance, end of period...........        $3,090        $2,983       $2,338        $2,285           $2,252
                                         ======        ======       ======        ======           ======

     Transfers from the allowance for credit losses primarily represent allocable credit reserves associated with consumer loan sale transactions, including securitization transactions.

Composition of Allowance for Credit Losses

  While the allowance for credit losses is available to absorb credit losses in the entire portfolio, the tables below present an estimate of the allowance for credit losses allocated by loan type and the percentage of loans in each category to total loans:


(Dollars in                September 30             June 30            March 31         December 31         September 30
 millions)                     2000                  2000                2000               1999                1999
-------------------      ----------------      ---------------     ---------------     --------------     -----------------
Commercial (1).....      $1,755       57%      $1,638      55%     $  987      42%     $  972      43%     $  894       40%
Consumer...........         457       15          496      17         514      22         486      21         394       17
Credit card........         189        6          160       5         148       6         148       6         184        8
Unallocated........         689       22          689      23         689      30         679      30         780       35
                         ------     ----       ------    ----      ------    ----      ------    ----      ------     ----
        Total......      $3,090      100%      $2,983     100%     $2,338     100%     $2,285     100%     $2,252      100%
                         ======     ====       ======    ====      ======    ====      ======    ====      ======     ====

Percentage of loans
to total loans
 Commercial........                   58%                  59%                 58%                 59%                  59%
 Consumer..........                   39                   38                  39                  39                   37
 Credit card.......                    3                    3                   3                   2                    4
                                    ----                 ----                ----                ----                 ----
        Total......                  100%                 100%                100%                100%                 100%
                                    ====                 ====                ====                ====                 ====

-------------------
(1) Includes reserves related to Business and Community Banking loans, which are included in the Retail line of business results.

  Overall credit quality trends continued to perform as expected, reflecting the broad-based diversification of the portfolio. Nevertheless, further increases in nonperforming assets and net-charge-offs could occur, which could result in the need to further build the allowance for credit losses.

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

  Unallocated reserves are based on recent experience and management's judgment but are increasingly supported and reviewed in light of quantitative analysis. Commercial stress tests are conducted to estimate the range of probable loss resulting from observed deterioration in certain industry sectors of the economy and/or the Corporation's downside macroeconomic forecast. Stress testing for credit card and other consumer portfolio product segments identified risk factors not reflected in historical loss rates, such as changes in product mix, origination source, and product characteristics.


                       Derivative Financial Instruments

  The Corporation uses a variety of derivative financial instruments in its trading, asset and liability management, and corporate investment activities. These instruments include interest rate, currency, equity and commodity swaps, forwards, spot, futures, options, caps, floors, forward rate agreements, and other conditional or exchange contracts, and include both exchange-traded and over-the-counter contracts. For a full discussion of accounting for derivative financial instruments see pages 30-32 of the Corporation's 1999 Annual Report on Form 10-K as amended.

Income Resulting from Derivative Financial Instruments

  The Corporation uses interest rate derivative financial instruments to reduce structural interest rate risk and the volatility of net interest margin. Net interest margin reflects the effective use of these derivatives. Without their use, net interest income would have been lower by $22 million in the third quarter of 2000, and lower by $49 million in the third quarter of 1999.

  Deferred gains, net of deferred losses, on interest rate swaps terminated early or dedesignated as ALM derivatives totaled $57 million as of September 30, 2000. This amount will be amortized as an adjustment to interest income or expense on the linked interest rate exposure position. The net adjustment remaining to be amortized is $13 million in 2000, $24 million in 2001 and $20 million in 2002.

Credit Exposure Resulting from Derivative Financial Instruments

  The Corporation maintains risk management policies that monitor and limit exposure to credit risks. For a further discussion of credit risks, see the "Credit Risk Management" section, beginning on page 22.

  Credit exposure from derivative financial instruments arises from the risk of counterparty default on the derivative contract. The amount of loss created by the default is the replacement cost or current fair value of the defaulted contract. The Corporation utilizes master netting agreements whenever possible to reduce its credit exposure from counterparty defaults. These agreements allow the netting of contracts with unrealized losses against contracts with unrealized gains to the same counterparty, in the event of counterparty default.

  The table below shows the impact of these master netting agreements:

                                                                  September 30       December 31
(In millions)                                                         2000              1999
---------------------------------------------------------------   -----------------------------
Gross replacement cost.........................................     $ 9,888            $12,254
 Less:  Adjustment due to master netting agreements............      (6,217)            (8,895)
                                                                    -------            -------
Current credit exposure........................................       3,671              3,359
Unrecognized net (gains) losses due to nontrading activity.....        (179)                13
                                                                    -------            -------
Balance sheet exposure.........................................     $ 3,492            $ 3,372
                                                                    =======            =======

  Current credit exposure represents the total loss the Corporation would have suffered had every counterparty been in default on those dates. These amounts are reduced by the unrealized and unrecognized gains and losses on derivatives used in asset and liability management activities to arrive at the balance sheet exposure.

                              Loan Securitizations

  The Corporation transforms loans into securities, which are sold to investors -- a process referred to as securitization. The Corporation primarily securitizes credit card receivables but also securitizes home equity loans and other consumer assets. In a credit card securitization, a designated pool of credit card receivables is removed from the balance sheet and a security is sold to investors entitling them to receive specified cash flows during the life of the security. The Corporation receives: fees for servicing the receivables and net interest revenue (the interest-only strip), which includes the contractual interest and yield-related fees on the receivables less the interest paid to the investors, net credit losses and servicing fees.

  The following represents the balance sheet impact of the Corporation's managed credit card loans at September 30, 2000 (in millions):

   Owned credit card loans..........................................................  $ 4,798
   Seller's interest in credit card loans (investment securities)...................   19,679
                                                                                      -------
   Total credit card loans reflected on balance sheet...............................   24,477
   Securities sold to investors and removed from balance sheet......................   41,407
                                                                                      -------
   Managed credit card loans........................................................  $65,884
                                                                                      =======

  The Corporation maintains an undivided, pro rata interest in the credit card securitized assets, referred to as seller's interest, which is generally equal to the pool of assets included in the securitization less the investors' portion of those assets. As the amount of the loans in the securitized pool fluctuates due to customer payments, purchases, cash advances and credit losses, the amount of the seller's interest will vary. This seller's interest is classified on the balance sheet as investment securities -- available for sale.

  At the time the Corporation enters into a securitization, an interest-only strip asset is recognized, and the resulting gain or loss on sale is recorded in noninterest income as other income. The interest-only strip represents the present value of the net interest revenue related to the securitized loans and is also classified as investment securities -- available for sale. During the revolving period of a credit card securitization, an additional gain is recognized each month over the life of the transaction as additional receivables are sold. The interest-only strip is reduced as the securities sold to investors are repaid.

  At September 30, 2000, the estimated fair values of seller's interest and interest-only strip from credit card securitizations were as follows (in millions):

   Seller's interest.................................................  $19,572
   Interest-only strip...............................................      234

  Certain estimates are used in determining the fair value of the interest-only strip, including net interest revenues, receivable lives and the discount rate. The components of net interest revenues, which are estimated, include finance charge and fee revenue (excluding interchange income) generated by the securitized loans in excess of interest paid to investors, related net credit losses and servicing fees. The resulting expected cash flows over the lives of the receivables are discounted to determine the fair value. Such estimates and assumptions are subject to change, and, accordingly, the Corporation may not recover all of the recorded investment of the interest-only strip. The receivables in each trust have unique attributes; thus the interest-only strip related to each trust is evaluated separately. Seller's interest resulting from credit card securitizations is recorded at fair value using a present value approach; the assumptions are consistent with the valuation of the interest-only strip.

  The weighted-average assumptions used to estimate the fair value of interest-only strip and seller's interest related to credit card securitizations as of September 30, 2000 were as follows:

   Net interest revenue..............................................    1.24%
   Receivables lives................................................. 6 months
   Discount rate.....................................................   10.00%

  Credit enhancements associated with credit card securitizations, such as cash collateral or spread accounts, totaled $525 million at September 30, 2000, and are classified on the balance sheet as other assets. A servicing asset or liability is not generally recognized in a credit card securitization since the Corporation receives adequate compensation relative to current market servicing prices to service the receivables sold. Transaction costs in credit card securitizations are typically deferred and amortized over the life of the security as a reduction of noninterest income. Other securitization transaction costs are included in the gain or loss on sale.

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

  For analytical purposes only, the following table shows income statement line items adjusted for the net impact of securitization of credit card receivables (dollars in millions):

                                                                           Three Months Ended
                                             ------------------------------------------------------------------------
                                                    September 30, 2000                    September 30, 1999
                                             -----------------------------------   ----------------------------------
                                                         Credit Card                          Credit Card
                                             Reported  Securitizations   Managed   Reported  Securitizations  Managed
                                             ------------------------------------------------------------------------
Net interest income-tax-equivalent basis...  $  2,242      $ 1,104       $  3,346  $  2,271       $ 1,353    $  3,624
Provision for credit losses................       516          772          1,288       277           838       1,115
Noninterest income.........................     1,734         (332)         1,402     2,098          (515)      1,583
Noninterest expense........................     2,593           --          2,593     2,713            --       2,713
Net income.................................       581           --            581       925            --         925

Total average loans........................  $173,259      $61,145       $234,404  $157,967       $62,248    $220,215
Total average earning assets...............   242,516       42,855        285,371   223,205        47,074     270,279
Total average assets.......................   273,014       42,855        315,869   254,643        47,074     301,717
Net interest margin........................      3.68%       10.25%          4.66%     4.04%        11.40%       5.32%

                                                                           Nine Months Ended
                                             ------------------------------------------------------------------------
                                                    September 30, 2000                    September 30, 1999
                                             -----------------------------------   ----------------------------------
                                                         Credit Card                          Credit Card
                                             Reported  Securitizations   Managed   Reported  Securitizations  Managed
                                             ------------------------------------------------------------------------
Net interest income-tax-equivalent basis...  $  6,727      $ 3,460       $ 10,187  $  6,921       $ 4,039    $ 10,960
Provision for credit losses................     1,891        2,515          4,406       833         2,385       3,218
Noninterest income.........................     3,843         (945)         2,898     6,910        (1,654)      5,256
Noninterest expense........................     8,761           --          8,761     8,460            --       8,460
Net income.................................         1           --              1     3,068            --       3,068

Total average loans........................  $170,485      $61,660       $232,145  $155,595       $60,936    $216,531
Total average earning assets...............   240,227       43,821        284,048   220,559        45,488     266,047
Total average assets.......................   271,524       43,821        315,345   253,616        45,488     299,104
Net interest margin........................      3.74%       10.55%          4.79%     4.20%        11.87%       5.51%
=====================================================================================================================

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

Selected Capital Ratios

  The Corporation aims to maintain regulatory capital ratios, including those of its principal banking subsidiaries, in excess of the well-capitalized guidelines under federal banking regulations. The Corporation has maintained a well-capitalized regulatory position over the past five quarters.

  The tangible common equity to tangible managed assets ratio is also monitored. This ratio adds securitized credit card loans to reported total assets and is calculated net of total intangible assets. The tangible common equity to tangible managed assets ratio was 5.4% at September 30, 2000, down from 5.7% at the end of the year-ago quarter, but unchanged from June 30, 2000. Tier 1 and total capital ratios were 7.5% and 10.9%, respectively, at September 30, 2000, up from 7.2% and 10.3%, respectively, at June 30, 2000. This increase in capital ratios reflected the $1.9 billion of new regulatory capital, consisting of $0.9 billion of trust preferred securities and $1.0 billion of subordinated debt.

  Capital ratios that adhere to regulatory guidelines appear in the table below:

                                                                                                                Well-
                                                                                                              Capitalized
                                   September 30     June 30     March 31     December 31     September 30     Regulatory
                                       2000          2000         2000          1999             1999         Guidelines
---------------------------------  --------------------------------------------------------------------------------------
Regulatory leverage (1)(2).......      7.5%            7.0%       7.7%          7.7%             7.9%             3.0%
Risk-based capital (1)
  Tier 1.........................      7.5             7.2        7.7           7.7              7.7              6.0
  Total..........................     10.9            10.3       10.6          10.7             10.8             10.0
Common equity/managed assets.....      5.9             5.9        6.3           6.3              6.4
Tangible common equity/
 tangible managed assets.........      5.4             5.4        5.7           5.7              5.7               --
Double leverage ratio (1)........      109             115        111           112              110               --
Dividend payout ratio............       42             N/M         70           117               53               --

------------
(1)  Includes trust preferred capital securities.
(2)  Minimum regulatory guideline is 3.0%.
N/M - Not meaningful.


  The components of the Corporation's regulatory risk-based capital and risk-weighted assets are as follows:

                                            September 30       December 31     September 30
(In millions)                                   2000               1999            1999
-----------------------------------------   -----------------------------------------------
Regulatory risk-based capital
Tier 1 capital...........................    $ 20,433            $ 20,247        $ 20,128
Tier 2 capital...........................       9,119               7,967           7,991
                                             --------            --------        --------
 Total capital...........................    $ 29,552            $ 28,214        $ 28,119
                                             ========            ========        ========
Total risk-weighted assets...............    $272,095            $263,169        $259,747
                                             ========            ========        ========

  In deriving Tier 1 and total capital, goodwill and other nonqualifying intangible assets are deducted as indicated:

                                            September 30       December 31     September 30
(In millions)                                   2000               1999            1999
-----------------------------------------   -----------------------------------------------
Goodwill................................      $  876              $  934          $  955
Other nonqualifying intangibles.........         405                 669             723
                                              ------              ------          ------
 Subtotal...............................       1,281               1,603           1,678
Qualifying intangibles..................         235                 583             592
                                              ------              ------          ------
 Total intangibles......................      $1,516              $2,186          $2,270
                                              ======              ======          ======

Dividends

  The Corporation's common dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain an adequate capital level and alternative investment opportunities. On October 17, 2000, the Corporation declared a quarterly common cash dividend of 21 cents per share, payable January 1, 2001.

Double Leverage

  Double leverage is the extent to which the Corporation's debt is used to finance investments in subsidiaries. Double leverage was 109% at September 30, 2000, and 112% at December 31, 1999. Trust Preferred Capital Securities of $2.489 billion and $1.578 billion, at September 30, 2000, and December 31, 1999, respectively, were included in capital for purposes of this calculation.

Stock Repurchase Program and Other Capital Activities

  On May 18, 1999, the Corporation's Board of Directors authorized the purchase of up to 65 million shares of the Corporation's common stock. As of September 30, 2000, the Corporation had purchased 36.6 million shares of common stock at an average price of $44.95 per share. No shares have been repurchased under the authorized plan since September 30, 1999.

  During the third quarter of 2000, the Corporation strengthened its capital position through the issuance of $1 billion of subordinated debt.

  Also during the third quarter of 2000, the Corporation added to its Tier 1 capital through the sponsorship of three trusts which issued $915 million in aggregate principal amount of trust preferred securities. These preferred securities are tax-advantaged issues that qualify for Tier 1 capital treatment. See Note 8 to the Corporation's consolidated financial statements for a description of the issuances in the third quarter.

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

                          Consolidated Balance Sheet
                     BANK ONE CORPORATION and Subsidiaries


                                                                               September 30     December 31     September 30
(Dollars in millions)                                                              2000            1999             1999
                                                                               ---------------------------------------------
Assets
Cash and due from banks..................................................        $ 15,388        $ 16,076         $ 15,325
Interest-bearing due from banks..........................................           9,919           6,645            5,145
Federal funds sold and securities under resale agreements................          12,666           9,782           13,257
Trading assets...........................................................           7,140           7,952            6,561
Derivative product assets................................................           3,492           3,372            3,746
Investment securities....................................................          45,262          47,912           47,971
Loans (net of unearned income--$3,420, $4,075, $3,856, respectively):
   Commercial............................................................         102,819          96,352           93,183
   Consumer..............................................................          68,802          63,488           58,944
   Credit card...........................................................           4,798           4,037            6,016
                                                                                 --------        --------         --------
         Total loans.....................................................         176,419         163,877          158,143
Allowance for credit losses..............................................          (3,090)         (2,285)          (2,252)
                                                                                 --------        --------         --------
   Loans, net............................................................         173,329         161,592          155,891
Bank premises and equipment, net.........................................           2,976           3,317            3,279
Customers' acceptance liability..........................................             511             366              407
Other assets.............................................................          12,690          12,411           12,553
                                                                                 --------        --------         --------
         Total assets....................................................        $283,373        $269,425         $264,135
                                                                                 ========        ========         ========
Liabilities
Deposits:
   Demand................................................................        $ 28,424        $ 31,194         $ 29,979
   Savings...............................................................          62,456          64,435           65,906
   Time..................................................................          46,945          36,877           35,136
   Foreign offices.......................................................          26,305          29,772           25,879
                                                                                 --------        --------         --------
         Total deposits..................................................         164,130         162,278          156,900
Federal funds purchased and securities under repurchase agreements.......          23,983          18,720           20,493
Other short-term borrowings..............................................          19,800          21,211           19,405
Long-term debt...........................................................          40,152          33,857           33,157
Guaranteed preferred beneficial interest in the Corporation's junior
 subordinated debt.......................................................           2,489           1,578            1,578
Acceptances outstanding..................................................             511             366              407
Derivative product liabilities...........................................           3,149           3,332            3,902
Other liabilities........................................................           9,927           7,993            8,243
                                                                                 --------        --------         --------
         Total liabilities...............................................         264,141         249,335          244,085
Stockholders' Equity
Preferred stock..........................................................             190             190              190
Common stock - $0.01 par value...........................................              12              12               12
Number of common shares (in thousands):  9/30/00     12/31/99    9/30/99
                                         -------     --------    -------
   Authorized........................   2,500,000   2,500,000   2,500,000
   Issued............................   1,181,386   1,182,121   1,182,009
   Outstanding.......................   1,156,290   1,147,343   1,146,671
Surplus..................................................................          10,584          10,799           10,740
Retained earnings........................................................           9,819          11,037           11,099
Accumulated other adjustments to stockholders' equity....................             (71)           (263)            (258)
Deferred compensation....................................................            (157)           (118)            (128)
Treasury stock at cost, 25,096,000, 34,778,000 and 35,338,000 shares,
  respectively...........................................................          (1,145)         (1,567)          (1,605)
                                                                                 --------        --------         --------
         Total stockholders' equity......................................          19,232          20,090           20,050
                                                                                 --------        --------         --------
         Total liabilities and stockholders' equity......................        $283,373        $269,425         $264,135
                                                                                 ========        ========         ========

        The accompanying notes are an integral part of this statement.

                         Consolidated Income Statement
                     BANK ONE CORPORATION and Subsidiaries

                                                                 Three Months Ended   Nine Months Ended
                                                                    September 30         September 30
(In millions, except per share data)                               2000       1999      2000      1999
                                                                 ------------------   -----------------
Interest Income
Loans, including fees..........................................    $3,919     $3,270   $11,265   $ 9,685
Bank balances..................................................       138         56       371       155
Federal funds sold and securities under resale agreements......       168        103       437       308
Trading assets.................................................       139         84       340       233
Investment securities..........................................       821        801     2,491     2,365
                                                                   ------     ------   -------   -------
     Total.....................................................     5,185      4,314    14,904    12,746

Interest Expense
Deposits.......................................................     1,619      1,162     4,495     3,383
Federal funds purchased and securities under repurchase
 agreements....................................................       311        213       858       690
Other short-term borrowings....................................       319        237       924       645
Long-term debt.................................................       728        460     2,005     1,195
                                                                   ------     ------   -------   -------
     Total.....................................................     2,977      2,072     8,282     5,913

Net Interest Income............................................     2,208      2,242     6,622     6,833
Provision for credit losses....................................       516        277     1,891       833
                                                                   ------     ------   -------   -------
Net Interest Income after Provision for Credit Losses..........     1,692      1,965     4,731     6,000

Noninterest Income
Trading profits................................................        58         30       119       130
Equity securities gains........................................        31         86       234       315
Investment securities gains (losses)...........................        16          6      (383)       92
                                                                   ------     ------   -------   -------
   Market-driven revenue (losses)..............................       105        122       (30)      537

Credit card revenue............................................       669        897     1,724     2,699
Fiduciary and investment management fees.......................       196        201       591       577
Service charges and commissions................................       702        671     2,109     2,084
                                                                   ------     ------   -------   -------
   Fee-based revenue...........................................     1,567      1,769     4,424     5,360
Other income (loss)............................................        62        207      (551)    1,013
                                                                   ------     ------   -------   -------
     Total.....................................................     1,734      2,098     3,843     6,910

Noninterest Expense
Salaries and employee benefits.................................     1,106        970     3,336     3,190
Net occupancy and equipment expense............................       207        220       652       666
Depreciation and amortization..................................       143        167       745       511
Outside service fees and processing............................       344        458     1,127     1,284
Marketing and development......................................       200        341       671       958
Communication and transportation...............................       187        205       606       613
Other..........................................................       408        296     1,416       873
                                                                   ------     ------   -------   -------
   Total noninterest expense before merger and restructuring
    charges....................................................     2,595      2,657     8,553     8,095
Merger-related and restructuring charges.......................        (2)        56       208       365
                                                                   ------     ------   -------   -------
     Total.....................................................     2,593      2,713     8,761     8,460

Income (Loss) Before Income Taxes..............................       833      1,350      (187)    4,450
Applicable income taxes (benefit)..............................       252        425      (188)    1,382
                                                                   ------     ------   -------   -------
Net Income.....................................................    $  581     $  925   $     1   $ 3,068
                                                                   ======     ======   =======   =======
Net Income (Loss) Attributable to Common Stockholders' Equity..    $  578     $  922   $    (8)  $ 3,059
                                                                   ======     ======   =======   =======

Earnings (Loss) Per Share:
   Basic.......................................................    $ 0.50     $ 0.79   $ (0.01)  $  2.60
                                                                   ======     ======   =======   =======
   Diluted.....................................................    $ 0.50     $ 0.79   $ (0.01)  $  2.58
                                                                   ======     ======   =======   =======

        The accompanying notes are an integral part of this statement.

                Consolidated Statement of Stockholders' Equity
                    BANK ONE CORPORATION and Subsidiaries

                                                                               Accumulated
                                                                                  Other
                                                                              Adjustments to     Deferred                  Total
                                       Preferred  Common            Retained   Stockholders'     Compen-   Treasury    Stockholders'
(In millions)                            Stock     Stock   Surplus  Earnings     Equity           sation     Stock        Equity
                                       ---------------------------------------------------------------------------------------------
Balance - December 31, 1998              $190      $12     $10,769   $ 9,528      $ 239          $  (94)   $  (84)       $20,560
Net income...........................                                  3,068                                               3,068
Change in fair value, investment
 securities--available for sale,
 net of taxes........................                                              (482)                                    (482)
Translation gain (loss), net of taxes                                               (15)                                     (15)
                                                                     -------      ------                                 -------
Net income and changes in accumulated
 other adjustments to stockholders'
 equity..............................                                  3,068       (497)                                   2,571
Cash dividends declared:
 On common stock.....................                                 (1,488)                                             (1,488)
 On preferred stock..................                                     (9)                                                 (9)
Issuance of stock....................                           (4)                                           156            152
Purchase of common stock.............                                                                      (1,677)        (1,677)
Awards granted, net of forfeitures
 and amortization....................                                                              (34)                      (34)
Other................................                          (25)                                                          (25)
                                         ----      ---     -------   -------      -----          -----    -------        -------
Balance - September 30, 1999             $190      $12     $10,740   $11,099      $(258)         $(128)   $(1,605)       $20,050
                                         ====      ===     =======   =======      =====          =====    =======        =======

Balance - December 31, 1999              $190      $12     $10,799   $11,037      $(263)         $(118)   $(1,567)       $20,090
Net income...........................                                      1                                                   1
Change in fair value, investment
 securities--available for sale,
 net of taxes........................                                               192                                      192
                                                                     -------      -----                                  -------
Net income and changes in
 accumulated other adjustments to
 stockholders' equity................                                      1        192                                      193
Cash dividends declared:
 On common stock.....................                                 (1,210)                                             (1,210)
 On preferred stock..................                                     (9)                                                 (9)
Issuance of stock....................                         (146)                                           457            311
Purchase of common stock.............                                                                         (16)           (16)
Cancellation of shares held in
 treasury............................                          (31)                                                          (31)
Employee stock program...............                          (59)                                                          (59)
Awards granted, net of forfeitures
 and amortization....................                                                              (70)                      (70)
Other................................                           21                                  31        (19)            33
                                         ----      ---     -------   -------      -----          -----    -------        -------
Balance - September 30, 2000.........    $190      $12     $10,584   $ 9,819      $ (71)         $(157)   $(1,145)       $19,232
                                         ====      ===     =======   =======      =====          =====    =======        =======

        The accompanying notes are an integral part of this statement.

               Supplemental Consolidated Statement of Cash Flows
                     BANK ONE CORPORATION and Subsidiaries

                                                                       Nine Months Ended
                                                                          September 30
                                                                       ------------------
(In millions)                                                             2000     1999
                                                                       ------------------
Cash Flows from Operating Activities
Net income...........................................................  $      1  $  3,068
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization......................................       745       511
  Provision for credit losses........................................     1,891       833
  Equity securities gains............................................      (234)     (315)
  Investment securities (gains) losses...............................       383       (92)
  Net increase in net derivative product assets......................      (303)      (37)
  Net (increase) decrease in trading assets..........................     7,338    (1,223)
  Net (increase) decrease in other assets............................      (439)      375
  Net increase (decrease) in other liabilities.......................     1,614    (1,017)
  Gains on sale of banking centers...................................        --      (249)
  Merger-related and restructuring charges..........................        208       (42)
  Other operating adjustments.......................................         65      (178)
                                                                       --------  --------
Net cash provided by operating activities...........................     11,269     1,634
Cash Flows from Investing Activities
Net increase in federal funds sold and securities under resale
 agreements.........................................................     (2,884)   (3,395)
Securities available for sale:
  Purchases.........................................................    (49,933)  (42,370)
  Maturities........................................................      9,768     9,127
  Sales.............................................................     36,805    30,267
Credit card receivables securitized.................................         --     7,279
Net increase in loans...............................................    (13,721)  (11,827)
Loan recoveries.....................................................        205       240
Net cash and cash equivalents due to mergers, acquisitions and
 dispositions.......................................................         --      (882)
All other investing activities, net.................................     (1,055)     (489)
                                                                       --------  --------
Net cash used in investing activities...............................    (20,815)  (12,050)
Cash Flows from Financing Activities
Net increase (decrease) in deposits.................................      1,752    (2,668)
Net increase (decrease) in federal funds purchased and securities
 under repurchase agreements........................................      5,263    (2,671)
Net increase (decrease) in other short-term borrowings..............     (1,411)    2,468
Proceeds from issuance of long-term debt............................     13,348    27,109
Repayment of long-term debt.........................................     (6,071)  (14,749)
Cash dividends paid.................................................       (976)   (1,448)
Repurchase of common stock..........................................         --    (1,666)
Proceeds from issuance of common and treasury stock.................        136       106
All other financing activities, net.................................        (36)     (188)
                                                                       --------  --------
Net cash provided by financing activities...........................     12,005     6,293
Effect of Exchange Rate Changes on Cash and Cash Equivalents........        127        73
Net Increase (Decrease) in Cash and Cash Equivalents................      2,586    (4,050)
Cash and Cash Equivalents at Beginning of Period....................     22,721    24,520
                                                                       --------  --------
Cash and Cash Equivalents at End of Period..........................   $ 25,307  $ 20,470
                                                                       ========  ========

        The accompanying notes are an integral part of this statement.

                  Notes to Consolidated Financial Statements
                     BANK ONE CORPORATION and Subsidiaries

Note 1--Summary of Significant Accounting Policies

     Consolidated financial statements of the Corporation have been prepared in conformity with generally accepted accounting principles. Management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes that could differ from actual results. Certain prior-year financial statement information has been reclassified to conform to the current year's financial statement presentation. Consolidated financial statements for all periods presented have been restated to include the results of operations, financial position and changes in cash flows for each acquisition accounted for as a pooling of interests. Adjustments have been made to conform accounting policies upon integration of each acquired entity.

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

------------------------------------------------------------------------------------------------------------------------------------
                                                                                        Three Months Ended       Nine Months Ended
                                                                                           September 30             September 30
                                                                                        ------------------      --------------------
(In millions, except per share data)                                                      2000       1999        2000         1999
------------------------------------------------------------------------------------------------------------------------------------
Basic:
     Net income.......................................................................   $  581     $  925      $     1      $3,068
     Preferred stock dividends........................................................       (3)        (3)          (9)         (9)
                                                                                         ------     ------      -------      ------
     Net income (loss) attributable to common stockholders' equity....................   $  578     $  922      $    (8)     $3,059
                                                                                         ======     ======      =======      ======
Diluted:
     Net income.......................................................................   $  581     $  925      $     1      $3,068
     Interest on convertible debentures, net of tax (1)...............................        1          2           --           4
     Preferred stock dividends........................................................       (3)        (3)          (9)         (9)
                                                                                         ------     ------      -------      ------
     Diluted income (loss) available to common stockholders (1).......................   $  579     $  924      $    (8)     $3,063
                                                                                         ======     ======      =======      ======
Average shares outstanding............................................................    1,156      1,167        1,152       1,175
Dilutive shares:
     Stock options (1)................................................................        8          7           --           9
     Convertible debentures (1).......................................................        3          3           --           4
                                                                                         ------     ------      -------      ------
Average shares outstanding assuming full dilution (1).................................    1,167      1,177        1,152       1,188
                                                                                         ======     ======      =======      ======
Earnings (Loss) per share:
     Basic............................................................................   $ 0.50     $ 0.79      $ (0.01)     $ 2.60
                                                                                         ======     ======      =======      ======
     Diluted (1)......................................................................   $ 0.50     $ 0.79      $ (0.01)     $ 2.58
                                                                                         ======     ======      =======      ======
------------------------------------------------------------------------------------------------------------------------------------

(1) Common equivalent shares and related income have been excluded from the Computation of diluted loss per share in the nine months ended September 30, 2000 as the effect would be antidilutive.

Note 3--New Accounting Pronouncements

     Accounting for Derivative Instruments and Hedging Activities

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133")." SFAS No. 133 establishes new accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those derivatives at fair value. The accounting for the gains or losses resulting from changes in the value of those derivatives will depend on the intended use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 will significantly change the accounting treatment for interest rate and foreign exchange derivatives the Corporation uses in its asset and liability management activities. The transition adjustments resulting from adopting SFAS No. 133 will be reported in net income or accumulated other adjustments to stockholders' equity, as appropriate, as the effect of a change in accounting principle and presented in a manner similar to the cumulative effect of a change in accounting principle.

     The Corporation was originally to adopt SFAS No. 133 on January 1, 2000. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 is an amendment of SFAS No. 133 that delays the effective date of this Statement to fiscal years beginning after June 15, 2000 (calendar year 2001 for the Corporation). The Corporation and a large number of other derivative users had requested such a delay primarily due to a number of key interpretative issues that had not been resolved, as well as Year 2000 systems considerations. Although considerable progress has been made in preparing for this Statement, interpretative guidance continues to be issued by the FASB that significantly affects certain hedging activities.

     In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an amendment of FASB Statement No. 133." Several of the issues addressed by the amendment, issued June 15, 2000, and otherwise considered by the FASB in their effort to provide interpretative guidance, were resolved in a manner favorable to certain of the Corporation's hedging activities. As a result, the Corporation is developing and implementing strategies to adopt SFAS No. 133, as amended, for those hedging activities for which no further FASB interpretative guidance is expected. For all other hedging activities, contingency plans are being developed, and FASB actions are being closely monitored for indications of final interpretations.

     The Corporation believes that there will not be any significant transition adjustment to net income and believes that it would be premature to disclose potential adjustments to the balance sheet, including stockholders' equity, given the number of unresolved accounting issues as well as potential market changes and available corporate hedging strategies.

     Accounting for Transfers and Servicing of Financial Assets and Liabilities

     In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Liabilities ("SFAS No. 140")." SFAS No. 140 revises certain criteria promulgated in previous accounting literature (SFAS No. 125) for accounting for securitizations and other transfers of financial assets and collateral, and requires additional disclosures concerning these activities. The Corporation is currently evaluating the effects of adopting SFAS No. 140 on its current accounting policies for securitizations and other transfers of financial assets. The Corporation currently does not believe that the impact, if any, of adopting SFAS No. 140 will be significant to its financial position or net income.

     Revenue Recognition in Financial Statements

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements ("SAB No. 101")." SAB No. 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB No. 101B to defer the effective date of implementation of SAB No. 101 until the fourth quarter of fiscal 2000. The Corporation is currently reviewing its revenue recognition practices related to various products and services to determine if there are any conflicts with respect to SAB No. 101 and recent interpretive guidance issued by the SEC. The Corporation continues to assess the impact of SAB No. 101 and it is not clear whether or not this review will result in a material effect on the Corporation's results of operations.

Note 4 -- Merger-Related and Restructuring Charges

     a)  Second Quarter 2000 Restructuring Charge

     The Corporation recorded restructuring costs of $233 million in the second quarter of 2000 related to the restructuring of certain of its retail businesses as well as exit costs associated with specific decisions made to abandon identified facilities, equipment and application software. The following table summarizes the details of these restructuring charges (in millions):

                                                     Personnel-        Asset       Contractual
                                                    Related Costs    Writedowns    Obligations     Total
                                                 ----------------------------------------------------------
June 30, 2000 Reserve Balance..................          $32            $104           $ 97        $ 233
   Amounts Paid/Asset Writedowns...............           --             (18)           (96)        (114)
                                                         ---            ----           ----        -----
September 30, 2000 Reserve Balance.............          $32            $ 86           $  1        $ 119
                                                         ===            ====           ====        =====

     Personnel-related items consisted primarily of severance costs related to identified staff reductions totaling 2,200 positions in the Retail line of business. It is anticipated that such staff reductions will be implemented when assets are sold. Asset writedowns included leasehold write-offs related to leased properties following the decision to abandon such facilities, as well as in the case of fixed assets and capitalized software, for which similar decisions were made.

     Contractual obligations included the estimated costs associated with lease and other contract termination costs incorporated in the business restructuring plans.

     Actions under this overall restructuring plan are to be completed within a 12-month period. Certain payments associated with these actions, as required, will extend beyond this 12-month time frame.

     The Corporation continues to evaluate its business strategies which could result in additional charges.

     b)  Fourth Quarter 1999 Restructuring Charge

     Restructuring costs recorded in the fourth quarter of 1999 totaled $207 million. Of this initial reserve balance, $143 million related to personnel-related actions, $24 million related to identified asset write-offs, and $40 million related to contract termination costs. The following table summarizes the activity related to this restructuring reserve during 2000 (in millions):


                                      Personnel-        Asset     Contractual
                                     Related Costs   Writedowns   Obligations     Total
                                     --------------------------------------------------
December 31, 1999 Reserve Balance...      $143          $ 24         $ 40          $207
  Reserve Adjustments:
    Increases.......................         4            --           --             4
    Decreases.......................        (8)           --           (8)          (16)
  Amounts Paid/Asset Writedowns.....        (5)          (20)          (5)          (30)
                                          ----          ----         ----          ----
March 31, 2000 Reserve Balance......      $134          $  4         $ 27          $165
  Reserve Adjustments:
    Increases.......................        --             1           14            15
    Decreases.......................        --            (2)          (2)           (4)
  Amounts Paid/Asset Writedowns.....       (33)           --           --           (33)
                                          ----          ----         ----          ----
June 30, 2000 Reserve Balance.......      $101          $  3         $ 39          $143
  Reserve Adjustments:
    Increases.......................        --            --            2             2
    Decreases.......................        --            --           (5)           (5)
  Amounts Paid/Asset Writedowns.....       (22)           (2)          (5)          (29)
                                          ----          ----         ----          ----
September 30, 2000 Reserve Balance..      $ 79          $  1         $ 31          $111
                                          ====          ====         ====          ====

     Personnel-related items consist primarily of severance and benefits costs for separated employees and executives due to delayering and management realignment. The net reduction in full-time-equivalent positions is anticipated to approximate 5,100 personnel. Other charges include identified asset write-offs and the termination costs associated with lease and other vendor contracts. For more detail, see Note 4 on pages 40 - 42 of the Corporation's June 30, 2000 Form 10Q.

     During the third quarter of 2000, a $5 million reduction in initially established expense accruals was recorded, primarily reflecting the negotiated settlement of a leasing obligation at better than contractual terms. Partially offsetting this reduction was a $2 million increase in estimated contract termination costs.

     Actions under this restructuring plan should be completed by year-end 2000. Certain payments associated with such actions, as required, could extend beyond year-end 2000.

     c)  Banc One/FCN Merger

     Actions under this restructuring plan have been completed, with only the payment of identified obligations remaining. Unpaid amounts totaled $49 million at September 30, 2000, of which $41 million related to identified staff reductions.

Note 5-Operating Segments

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

     See the following "Business Segments" sections for additional disclosure regarding the Corporation's operating segments:

     . Business Segments on pages 2 - 3.

     . Tables included in the "Business Segments" section, beginning with "Retail" through "Corporate/Unallocated" on pages 4 through 10.

Note 6--Fair Value of Financial Instruments

     The carrying values and estimated fair values of financial instruments as of September 30, 2000, have not materially changed on a relative basis from the carrying values and estimated fair values of financial instruments disclosed as of December 31, 1999.

Note 7--Loans Held for Sale

    Specific loans or identified pools of loans have been identified as held for sale. Loans held for sale are included in loans on the Corporation's consolidated balance sheet and are carried at the lower of cost or market. Loans held for sale at September 30, 2000, totaled $11.5 billion, compared with $3.0 billion at year-end 1999 and $3.3 billion a year ago. Approximately $8 billion in consumer vehicle-related loans are included in loans held for sale at September 30, 2000 and the Corporation continues to evaluate its plans regarding the disposition of these loans.

Note 8--Guaranteed Preferred Beneficial Interest in the Corporation's Junior Subordinated Debt

     The Corporation has sponsored eight trusts with a total aggregate issuance of $2.489 billion in trust preferred securities. These trust preferred securities are tax-advantaged issues that qualify for Tier 1 capital treatment. Each of the trusts is a statutory business trust organized for the sole purpose of issuing trust securities and investing the proceeds thereof in junior subordinated debentures of the Corporation. The preferred trust securities of each trust represent preferred beneficial interests in the assets of the respective trusts and are subject to mandatory redemption upon payment of the junior subordinated debentures held by the trust. The common securities of each trust are wholly owned by the Corporation. The Corporation's obligations under the junior subordinated securities and other relevant trust agreements, in aggregate, constitute a full and unconditional guarantee by the Corporation of each respective trust's obligations under the trust securities issued by such trust.

     On August 8, 2000, Bank One Capital II, a Delaware business trust sponsored by the Corporation, issued $280 million of trust preferred securities. The sole asset of this trust is $288.7 million principal amount of 8.500% junior subordinated debt that will mature on August 15, 2030, and is redeemable prior to maturity at the Corporation's option on or after August 15, 2005.

     On August 30, 2000, Bank One Capital III, a Delaware business trust sponsored by the Corporation, issued $475 million of trust preferred securities. The sole asset of this trust is $489.7 million principal amount of 8.750% junior subordinated debt that will mature on September 1, 2030, and is redeemable prior to maturity at the Corporation's option.

     On August 30, 2000, Bank One Capital IV, a Delaware business trust sponsored by the Corporation, issued $160 million of trust preferred securities. The sole asset of this trust is $164.9 million principal amount of floating rate junior subordinated debt, bearing interest at an annual rate equal to three-month LIBOR plus 1.50%. It will mature on September 1, 2030, and is redeemable prior to maturity at the Corporation's option on or after September 1, 2005.

Note 9--Ratio of Earnings to Fixed Charges

     The ratio of earnings to fixed charges for the nine months ended September 30, 2000, excluding interest on deposits, was 0.9x and, including interest on deposits, was 1.0x. The ratio has been computed on the basis of the total enterprise (as defined by the SEC) by dividing income before fixed charges and income taxes by fixed charges. Fixed charges consist of interest expense on all long- and short-term borrowings, excluding or including interest on deposits.

Note 10--Contingent Liabilities

     The Corporation and certain of its subsidiaries have been named as defendants in various legal proceedings, including certain class actions, arising out of the normal course of their business or operations. In certain of these proceedings, which are based on alleged violations of consumer protection, securities, banking and other laws, substantial money damages are asserted against the Corporation and its subsidiaries. Since the Corporation and certain of its subsidiaries, which are regulated by one or more federal and state regulatory authorities, are the subject of numerous examinations and reviews by such authorities, the Corporation is and will be, from time to time, normally engaged in various disagreements with regulators, related primarily to banking matters. The Corporation also has received certain tax-deficiency assessments. Management does not believe that liabilities arising from these matters, if any, will have a material adverse effect on the consolidated financial position, liquidity or results of operations of the Corporation.


                       SELECTED STATISTICAL INFORMATION
                     BANK ONE CORPORATION and Subsidiaries

Investment Securities - Available for Sale

     The following table is a summary of the available for sale investment portfolio:


                                                     Gross Unrealized    Gross Unrealized       Fair Value
September 30, 2000 (In millions)     Amortized Cost        Gains              Losses           (Book Value)
----------------------------------   ----------------------------------------------------------------------
U.S. Treasury.....................     $  2,759           $    1              $  (80)            $  2,680
U.S. government agencies..........       12,723                4                (107)              12,620
States and political subdivisions.        1,309               18                 (25)               1,302
Retained interest in securitized
  receivables.....................       20,012               98                (205)              19,905
Other debt securities.............        4,567                9                 (49)               4,527
Equity securities (1)(2)..........        3,960              315                 (47)               4,228
                                       --------           ------              ------              -------
  Total...........................     $ 45,330           $  445              $ (513)             $45,262
                                       ========           ======              ======              =======

_________
(1) The fair values of certain securities for which market quotations were not available were estimated. In addition, the fair values of certain securities reflect liquidity and other market-related factors.

(2) Includes investments accounted for at fair value consistent with specialized industry practice.

Average Balances/Net Interest Margin/Rates

-----------------------------------------------------------------------------------------------------------------------------------
Three Months Ended                                                     September 30, 2000                   June 30, 2000
-----------------------------------------------------------------------------------------------------------------------------------
(Income and rates on tax-equivalent basis)                      Average                 Average    Average                Average
(Dollars in millions)                                           Balance    Interest      Rate      Balance    Interest     Rate
-----------------------------------------------------------  ----------------------------------------------------------------------
Assets
Short-term investments.....................................    $ 18,673     $  306      6.52%     $ 17,356    $  276        6.40%
Trading assets.............................................       8,252        138      6.65         6,442       100        6.24
Investment securities:
  U.S. government and federal agencies.....................      12,163        212      6.93        15,074       260        6.94
  States and political subdivisions........................       1,308         25      7.60         1,398        27        7.77
  Other....................................................      28,861        603      8.31        29,813       575        7.76
                                                               --------     ------     -----      --------    ------       -----
    Total investment securities............................      42,332        840      7.89        46,285       862        7.49
Loans: (1)
  Commercial...............................................     101,224      2,196      8.63       100,146     2,097        8.42
  Consumer.................................................      67,331      1,544      9.12        65,527     1,455        8.93
  Credit card..............................................       4,704        195     16.49         5,070       212       16.82
                                                               --------     ------     -----      --------    ------       -----
    Total loans............................................     173,259      3,935      9.04       170,743     3,764        8.87
                                                               --------     ------     -----      --------    ------       -----
    Total earning assets (2)...............................     242,516      5,219      8.56       240,826     5,002        8.35
Allowance for credit losses................................      (3,036)                            (2,531)
Other assets...............................................      33,534                             34,528
                                                               --------                           --------
    Total assets...........................................    $273,014                           $272,823
                                                               ========                           ========
-----------------------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Deposits--interest-bearing:
  Savings..................................................    $ 16,287     $   62      1.51%     $ 16,973    $   60        1.42%
  Money market.............................................      47,080        419      3.54        48,450       410        3.40
  Time.....................................................      45,906        728      6.31        41,946       609        5.84
  Foreign offices (3)......................................      26,228        410      6.22        28,848       408        5.69
                                                               --------     ------     -----      --------    ------       -----
    Total deposits--interest-bearing........................    135,501      1,619      4.75       136,217     1,487        4.39
Federal funds purchased and securities under repurchase
  agreements...............................................      19,331        311      6.40        18,632       281        6.07
Other short-term borrowings................................      18,933        319      6.70        19,248       307        6.41
Long-term debt (4).........................................      41,018        728      7.06        38,642       670        6.97
                                                               --------     ------     -----      --------    ------       -----
    Total interest-bearing liabilities.....................     214,783      2,977      5.51       212,739     2,745        5.19
Demand deposits............................................      26,456                             27,692
Other liabilities..........................................      12,706                             12,503
Preferred stock............................................         190                                190
Common stockholders' equity................................      18,879                             19,699
                                                               --------                           --------
    Total liabilities and stockholders' equity.............    $273,014                           $272,823
                                                               ========                           ========
-----------------------------------------------------------------------------------------------------------------------------------
Interest income/earning assets (2).........................                 $5,219      8.56%                 $5,002        8.35%
Interest expense/earning assets............................                  2,977      4.88                   2,745        4.58
                                                                            ------     -----                  ------       -----
Net interest margin........................................                 $2,242      3.68%                 $2,257        3.77%
                                                                            ======     =====                  ======       =====
-----------------------------------------------------------------------------------------------------------------------------------

(1) Nonperforming loans are included in average balances used to determine the average rate.
(2) Includes tax-equivalent adjustments based on federal income tax rate of 35%.
(3) Includes international banking facilities' deposit balances in domestic offices and balances of Edge Act and overseas offices.
(4)  Includes trust preferred capital securities.

--------------------------------------------------------------------------------------------
       March 31, 2000                 December 31, 1999              September 30, 1999
--------------------------------------------------------------------------------------------
Average               Average    Average             Average    Average              Average
Balance    Interest     Rate     Balance   Interest    Rate     Balance    Interest    Rate
--------------------------------------------------------------------------------------------
$ 15,451    $  226     5.88%    $ 15,985    $  215     5.34%    $ 13,164    $  159     4.79%
   6,909       100     5.82        6,614        99     5.94        6,185        84     5.39

  15,641       258     6.63       15,046       257     6.78       15,111       247     6.48
   1,483        28     7.59        1,646        30     7.23        1,765        32     7.19
  30,406       564     7.46       32,495       600     7.33       29,013       541     7.40
--------    ------    -----     --------    ------    -----     --------    ------    -----
  47,530       850     7.19       49,187       887     7.15       45,889       820     7.09

  97,973     1,941     7.97       93,491     1,862     7.90       91,186     1,719     7.48
  65,118     1,493     9.22       62,577     1,334     8.46       59,876     1,285     8.51
   4,332       178    16.53        4,526       184    16.13        6,905       276    15.86
--------    ------    -----     --------    ------    -----     --------    ------    -----
 167,423     3,612     8.68      160,594     3,380     8.35      157,967     3,280     8.24
--------    ------    -----     --------    ------    -----     --------    ------    -----
 237,313     4,788     8.11      232,380     4,581     7.82      223,205     4,343     7.72
  (2,367)                         (2,294)                         (2,283)
  33,772                          34,939                          33,721
--------                        --------                        --------
$268,718                        $265,025                        $254,643
========                        ========                        ========
--------------------------------------------------------------------------------------------

$ 16,942    $   61     1.45%    $ 18,955    $   70     1.47%    $ 19,705    $   74     1.49%
  47,606       400     3.38       46,066       379     3.26       46,526       367     3.13
  38,818       550     5.70       36,083       481     5.29       34,842       425     4.84
  29,443       378     5.16       27,292       338     4.91       25,350       296     4.63
--------    ------    -----     --------    ------    -----     --------    ------    -----
 132,809     1,389     4.21      128,396     1,268     3.92      126,423     1,162     3.65

  19,316       266     5.54       19,126       245     5.08       17,557       213     4.81
  19,912       298     6.02       19,550       297     6.03       17,337       237     5.42
  36,484       607     6.69       35,672       550     6.12       31,326       460     5.83
--------    ------    -----     --------    ------    -----     --------    ------    -----
 208,521     2,560     4.94      202,744     2,360     4.62      192,643     2,072     4.27
  27,921                          29,223                          29,189
  12,305                          13,051                          12,479
     190                             190                             190
  19,781                          19,817                          20,142
--------                        --------                        --------
$268,718                        $265,025                        $254,643
========                        ========                        ========
--------------------------------------------------------------------------------------------
            $4,788     8.11%                $4,581     7.82%                $4,343     7.72%
             2,560     4.33                  2,360     4.03                  2,072     3.68
            ------    -----                 ------    -----                 ------    -----
            $2,228     3.78%                $2,221     3.79%                $2,271     4.04%
            ======    =====                 ======    =====                 ======    =====
--------------------------------------------------------------------------------------------

Average Balances/Net Interest Margin/Rates

----------------------------------------------------------------------------------------------------------------------------------
Nine Months Ended                                                       September 30, 2000             September 30, 1999
-----------------------------------------------------------  ---------------------------------------------------------------------
(Income and rates on tax-equivalent basis)                        Average               Average    Average             Average
(Dollars in millions)                                             Balance     Interest    Rate     Balance   Interest    Rate
-----------------------------------------------------------  ---------------------------------------------------------------------
Assets
Short-term investments.........................................   $ 17,166   $   808      6.29%    $ 13,299   $   463     4.65%
Trading assets.................................................      7,205       338      6.27        5,964       234     5.25
Investment securities:
   U.S. government and federal agencies........................     14,285       730      6.83       15,290       751     6.57
   States and political subdivisions...........................      1,396        80      7.65        1,898       105     7.40
   Other.......................................................     29,690     1,742      7.84       28,513     1,568     7.35
                                                                  --------   -------     -----     --------   -------    -----
     Total investment securities...............................     45,371     2,552      7.51       45,701     2,424     7.09
Loans: (1)
   Commercial..................................................     99,786     6,234      8.35       89,067     4,950     7.43
   Consumer....................................................     65,997     4,492      9.09       58,382     3,808     8.72
   Credit card.................................................      4,702       585     16.62        8,146       955    15.67
                                                                  --------   -------     -----     --------   -------    -----
     Total loans...............................................    170,485    11,311      8.86      155,595     9,713     8.35
                                                                  --------   -------     -----     --------   -------    -----
     Total earning assets (2)..................................    240,227    15,009      8.35      220,559    12,834     7.78
Allowance for credit losses....................................     (2,646)                          (2,289)
Other assets...................................................     33,943                           35,346
                                                                  --------                         --------
     Total assets..............................................   $271,524                         $253,616
                                                                  ========                         ========
----------------------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Deposits--interest-bearing:
   Savings.....................................................  $  16,732   $   183      1.46%    $ 20,173   $   240     1.59%
   Money market................................................     47,710     1,229      3.44       44,280     1,066     3.21
   Time........................................................     42,237     1,887      5.97       34,905     1,303     4.99
   Foreign offices (3).........................................     28,166     1,196      5.67       23,100       774     4.48
                                                                  --------    ------     -----     --------    ------    -----
     Total deposits--interest-bearing...........................   134,845     4,495      4.45      122,458     3,383     3.69
Federal funds purchased and securities
 under repurchase agreements...................................     19,094       858      6.00       19,909       690     4.63
Other short-term borrowings....................................     19,363       924      6.37       17,286       645     4.99
Long-term debt (4).............................................     38,723     2,005      6.92       27,243     1,195     5.86
                                                                  --------    ------     -----     --------    ------    -----
     Total interest--bearing liabilities.......................    212,025     8,282      5.22      186,896     5,913     4.23
Demand deposits................................................     27,353                           31,905
Other liabilities..............................................     12,505                           14,210
Preferred stock................................................        190                              190
Common stockholders' equity....................................     19,451                           20,415
                                                                  --------                         --------
     Total liabilities and stockholders' equity................   $271,524                         $253,616
                                                                  ========                         ========

----------------------------------------------------------------------------------------------------------------------------------
Interest income/earning assets (2).............................              $15,009      8.35%               $12,834     7.78%
Interest expense/earning assets................................                8,282      4.61                  5,913     3.58
                                                                             -------     -----                -------    -----
Net interest margin............................................              $ 6,727      3.74%               $ 6,921     4.20%
                                                                             =======     =====                =======    =====
----------------------------------------------------------------------------------------------------------------------------------

(1) Nonperforming loans are included in average balances used to determine the average rate.
(2) Includes tax-equivalent adjustments based on federal income tax rate of 35%.
(3) Includes international banking facilities' deposit balances in domestic offices and balances of Edge Act and overseas offices.
(4) Includes trust preferred capital securities.

Five-Quarter Consolidated Income Statement
BANK ONE CORPORATION and Subsidiaries                                                Three Months Ended
                                                              September 30    June 30     March 31    December 31   September 30
(In millions, except per share data)                              2000          2000        2000         1999           1999
-----------------------------------------------------------   ------------------------------------------------------------------
Interest Income
Loans, including fees......................................      $3,919       $ 3,750      $3,596       $3,366         $3,270
Bank balances..............................................         138           131         102           78             56
Federal funds sold and securities under resale agreements..         168           145         124          137            103
Trading assets.............................................         139           100         101           99             84
Investment securities......................................         821           840         830          868            801
                                                                 ------       -------      ------       ------         ------
        Total..............................................       5,185         4,966       4,753        4,548          4,314

Interest Expense
Deposits...................................................       1,619         1,487       1,389        1,269          1,162
Federal funds purchased and securities under
  repurchase agreements....................................         311           281         266          245            213
Other short-term borrowings................................         319           307         298          296            237
Long-term debt.............................................         728           670         607          550            460
                                                                 ------       -------      ------       ------         ------
        Total..............................................       2,977         2,745       2,560        2,360          2,072

Net Interest Income........................................       2,208         2,221       2,193        2,188          2,242
Provision for credit losses................................         516         1,013         362          416            277
                                                                 ------       -------      ------       ------         ------

Net Interest Income After Provision for Credit Losses......       1,692         1,208       1,831        1,772          1,965

Noninterest Income
Trading profits (losses)...................................          58            (3)         64           17             30
Equity securities gains....................................          31            60         143          100             86
Investment securities gains (losses).......................          16          (414)         15            2              6
                                                                 ------       -------      ------       ------         ------
    Market-driven revenue (loss)...........................         105          (357)        222          119            122

Credit card revenue........................................         669           477         578          714            897
Fiduciary and investment management fees...................         196           200         195          216            201
Service charges and commissions............................         702           694         713          701            671
                                                                 ------       -------      ------       ------         ------
    Fee-based revenue......................................       1,567         1,371       1,486        1,631          1,769
Other income (loss)........................................          62          (726)        113           32            207
                                                                 ------       -------      ------       ------         ------
        Total noninterest income...........................       1,734           288       1,821        1,782          2,098

Noninterest Expense
Salaries and employee benefits.............................       1,106         1,132       1,098        1,081            970
Net occupancy and equipment expense........................         207           223         222          244            220
Depreciation and amortization..............................         143           439         163          186            167
Outside service fees and processing........................         344           375         408          459            458
Marketing and development..................................         200           245         226          230            341
Communication and transportation...........................         187           207         212          216            205
Other expense..............................................         408           657         351          425            296
                                                                 ------       -------      ------       ------         ------
        Total noninterest expense before merger and
          restructuring charges............................       2,595         3,278       2,680        2,841          2,657
Merger-related and restructuring charges...................          (2)          229         (19)         189             56
                                                                 ------       -------      ------       ------         ------
        Total noninterest expense..........................       2,593         3,507       2,661        3,030          2,713

Income (Loss) Before Income Taxes..........................         833        (2,011)        991          524          1,350
Applicable income taxes (benefit)..........................         252          (742)        302          113            425
                                                                 ------       -------      ------       ------         ------
Net Income (Loss)..........................................      $  581       $(1,269)     $  689       $  411         $  925
                                                                 ======       =======      ======       ======         ======

Net Income (Loss) Attributable to Common
  Stockholders' Equity.....................................      $  578       $(1,272)     $  686       $  408         $  922
                                                                 ======       =======      ======       ======         ======

Earnings (Loss) Per Share:
   Basic...................................................       $0.50        $(1.11)      $0.60        $0.36          $0.79
                                                                  =====        ======       =====        =====          =====
   Diluted.................................................       $0.50        $(1.11)      $0.60        $0.36          $0.79
                                                                  =====        ======       =====        =====          =====

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

(Mark One)

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended September 30, 2000

                                      OR

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _____________ to _____________

              Commission file number  001-15323

                             BANK ONE CORPORATION
         ------------------------------------------------------------
            (exact name of registrant as specified in its charter)


                    DELAWARE                          31-0738296
         ------------------------------------------------------------
         (State or other jurisdiction of           (I.R.S. Employer
          incorporation or organization)          Identification No.)

         1 BANK ONE PLAZA   CHICAGO, ILLINOIS                   60670
         ------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                312-732-4000
         ------------------------------------------------------------
             (Registrant's telephone number, including area code)



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

Yes   X    No
    -----    -----


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 2000.


            Class                                   Number of Shares Outstanding
----------------------------                        ----------------------------
Common Stock $0.01 par value                                1,156,919,765

                        Form 10-Q Cross-Reference Index

                        PART I - FINANCIAL INFORMATION
                        ------------------------------


ITEM 1.  Financial Statements
-----------------------------

                                                                  Page
                                                                  ----
     Consolidated Balance Sheet--
     September 30, 2000 and 1999, and December 31, 1999            34

     Consolidated Income Statement--
     Three months ended September 30, 2000 and 1999
     Nine months ended September 30, 2000 and 1999                 35

     Consolidated Statement of Stockholders' Equity--
     Nine months ended September 30, 2000 and 1999                 36

     Consolidated Statement of Cash Flows--
     Nine months ended September 30, 2000 and 1999                 37

     Notes to Consolidated Financial Statements                   38-43

     Selected Statistical Information                           1, 22-32,
                                                                  43-47



ITEM 2.  Management's Discussion and Analysis of Financial
----------------------------------------------------------
         Condition and Results of Operations                      2-33
         -----------------------------------


                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 1.  Legal Proceedings                                         50
--------------------------

ITEM 2.  Changes in Securities                                     50
------------------------------

ITEM 3.  Defaults Upon Senior Securities                           50
----------------------------------------

ITEM 4.  Submission of Matters to a Vote of Security Holders       50
------------------------------------------------------------

ITEM 5.  Other Information                                         50
--------------------------

ITEM 6.  Exhibits and Reports on Form 8-K                          50
-----------------------------------------


Signatures                                                         51

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

ITEM 3.  Defaults Upon Senior Securities
----------------------------------------
         Not applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
         None

ITEM 5.  Other Information
--------------------------
         None

ITEM 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

  (a) Exhibit 10(a) - Retirement Agreement dated August 22, 2000, between Registrant and Verne G. Istock.

         Exhibit 12 - Statement re computation of ratio.

         Exhibit 27 - Financial Data Schedule.

  (b) The Registrant filed the following Current Reports on Form 8-K during the quarter ended September 30, 2000.

          Date     Item Reported
         -------   -------------
         7/19/00   The Registrant's press release regarding second-quarter 2000 net loss of $1.269 billion, a 50% reduction in its common dividend and other items.

         8/14/00 The Registrant's filing of documents in connection with the sale by Bank One Capital II of $280 million in aggregate liquidation amount of trust preferred securities.

         8/22/00 The Registrant's press releases announcing the retirement of its President and changes in its Board of Directors.

         9/6/00 The Registrant's filing of documents in connection with the sale by Bank One Capital III of $475 million in aggregate liquidation amount of trust preferred securities.

         9/6/00 The Registrant's filing of documents in connection with the sale by Bank One Capital IV of $160 million in aggregate liquidation amount of trust preferred securities.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            BANK ONE CORPORATION
                                            --------------------




Date       November 14, 2000                         /s/  James Dimon
      ---------------------------           -----------------------------------
                                                        James Dimon
                                                Principal Executive Officer


Date       November 14, 2000                      /s/  Charles W. Scharf
      ---------------------------           -----------------------------------
                                                     Charles W. Scharf
                                                Principal Financial Officer


Date       November 14, 2000                      /s/  William J. Roberts
      ---------------------------           -----------------------------------
                                                    William J. Roberts
                                               Principal Accounting Officer

                             BANK ONE CORPORATION


                                 EXHIBIT INDEX
                                 -------------

Exhibit Number              Description of Exhibit
--------------              ----------------------

     10(a) - Retirement Agreement dated August 22, 2000, between Registrant and
             Verne G. Istock.

     12    - Statement re computation of ratio.

     27    - Financial Data Schedule.