Form 10-K405
period 2000-12-31
BANK ONE CORP
filed 2001-03-27
CIK 1067092

For the Year Ended December 31, 2000

BANK ONE CORPORATION     ANNUAL REPORT FORM 10-K

          For the Year Ended December 31, 2000

BANK ONE CORPORATION
ANNUAL REPORT FORM 10-K

BANK ONE CORPORATION

SELECTED FINANCIAL DATA

(In millions, except ratios and per share data)	2000	1999	1998	1997	1996
Income Statement Data:
Total revenue, net of interest expense	$ 13,926	$ 17,713	$ 17,418	$ 16,155	$ 15,239
Net interest income—tax-equivalent basis	8,974	9,142	9,469	9,619	9,417
Provision for credit losses	3,398	1,249	1,408	1,988	1,716
Noninterest income	5,090	8,692	8,071	6,694	5,994
Noninterest expense	11,608	11,490	11,545	9,740	8,681
Net income (loss)	(511)	3,479	3,108	2,960	3,231

Per Common Share Data:
Net income (loss):
Basic	$ (0.45)	$ 2.97	$ 2.65	$ 2.48	$ 2.64
Diluted	(0.45)	2.95	2.61	2.43	2.57
Cash dividends declared	1.26	1.68	1.52	1.38	1.24
Book value	15.90	17.34	17.31	16.03	16.64

Balance Sheet:
Loans:
Managed	$236,492	$229,196	$216,391	$196,993	$182,799
Reported	174,251	163,877	155,398	159,579	153,496
Deposits	167,077	162,278	161,542	153,726	145,206
Long-term debt (1)	40,911	35,435	22,298	21,546	15,363
Total assets:
Managed	309,096	315,064	305,781	278,439	234,710
Reported	269,300	269,425	261,496	239,372	225,822
Common stockholders’ equity	18,445	19,900	20,370	18,724	18,856
Total stockholders’ equity	18,635	20,090	20,560	19,050	19,507

Credit Quality Ratios:
Net charge-offs to average loans	0.81%	0.77%	0.97%	1.21%	1.04%
Allowance for credit losses to period end loans	2.36	1.39	1.46	1.77	1.75
Nonperforming assets to related assets	1.48	1.02	0.83	0.68	0.64

Financial Performance Ratios:
Return (loss) on average assets	(0.19)%	1.36%	1.30%	1.29%	1.43%
Return (loss) on average common equity	(2.7)	17.1	15.9	15.8	17.5
Net interest margin:
Managed	4.76	5.37	5.56	5.50	5.28
Reported	3.72	4.09	4.52	4.75	4.70
Efficiency ratio:
Managed	66.7	54.5	57.6	53.2	51.4
Reported	82.5	64.4	65.8	59.7	56.3

Capital Ratios:
Risk-based capital:
Tier 1	7.3	7.7	7.9	8.2	9.5
Total	10.8	10.7	11.3	12.3	13.6
Tangible common equity/tangible managed assets	5.5	5.7	5.8	6.2	6.9

Common Stock Data:
Average shares outstanding:
Basic	1,154	1,168	1,170	1,176	1,199
Diluted	1,154	1,178	1,189	1,213	1,254
Stock price, year-end	$ 36.63	$ 32.00	$ 51.06	$ 49.37	$ 39.09
Stock dividends	—	—	10%	—	10%
Employees (2)	80,778	87,735	92,800	95,900	99,400

(1)	Includes trust preferred capital securities.

(2)
Employee headcount for 2000 and 1999 is based on full-time and part-time employment with benefits. Headcount for years prior to 1999 is an estimate based on full-time and part-time employment with benefits.

DESCRIPTION OF BUSINESS

         BANK ONE CORPORATION (“Bank One” or the “Corporation”) is a multibank holding company registered under the Bank Holding Company Act of 1956 (the “BHC Act”), and is headquartered in Chicago, Illinois. Bank One was incorporated in Delaware on April 9, 1998, to effect the merger (the “Merger”) of Banc One Corporation (“Banc One”) and First Chicago NBD Corporation (“FCN”). The Merger became effective on October 2, 1998.

         Bank One provides domestic retail banking, finance and credit card services; worldwide commercial banking services; and trust and investment management services. Bank One operates banking offices in Arizona, Colorado, Florida, Illinois, Indiana, Kentucky, Louisiana, Michigan, Ohio, Oklahoma, Texas, Utah, West Virginia and Wisconsin and in selected international markets. Bank One also engages in other businesses related to banking and finance, including credit card and merchant processing, consumer and education finance, mortgage lending and servicing, insurance, venture capital, investment and merchant banking, trust, brokerage, investment management, leasing, community development and data processing. These activities are conducted through bank subsidiaries (collectively, the “Banks”) and nonbank subsidiaries.

         Bank One is a leader in retail and small business banking, operating more than 1,800 banking centers and a nationwide network of ATMs. The Corporation is the #3 commercial bank in the United States. Bank One has leadership positions in syndicated lending, asset-backed financing and middle market banking. The Corporation is the third largest credit card company in the United States and is the largest VISA® credit card issuer in the world. Bank One is one of the leading bank-owned investment management companies with in excess of $130 billion in assets under management.

Basis of Presentation

         Management’s discussion and analysis may contain forward-looking statements provided to assist in the understanding of anticipated future financial performance. However, such performance involves risks and uncertainties that may cause actual results to differ materially from those expressed in forward-looking statements. See pages 101–102 for a full discussion of these factors.

         For funding and risk management purposes, the Corporation periodically securitizes loans, primarily in support of credit card activities. The accounting for securitizations complicates the understanding of underlying trends in net interest income, net interest margin and noninterest income, as well as the underlying growth rates of reported loans. For clarification, these trends are also reviewed on a “managed” basis, which adds data on securitized credit card loans to reported data on loans. Results on a managed basis, where presented, should be read in conjunction with reported results. See page 43 for reconciliation of reported to managed results.

BUSINESS SEGMENTS

         The Corporation is managed on a line of business basis. The business segments’ financial results presented reflect the current organization of the Corporation. The following table summarizes certain financial information by line of business for the periods indicated:

	Net Income (Loss) (In millions)		Average Managed Assets (In billions)
	2000	1999	2000	1999
Retail	$ 389	$1,041	$ 79.0	$ 72.5
Commercial Banking	(226)	788	109.5	106.0
First USA	(1)	1,135	70.0	74.9
Investment Management	322	317	7.6	7.1
Corporate Investments	239	371	8.5	7.8
Corporate/Unallocated	(1,234)	424	40.4	33.9

Total business segment results	(511)	4,076	315.0	302.2
Merger-related items and other significant items	—	(597)	—	—

Total Corporation	$ (511)	$3,479	$315.0	$302.2

          Performance in 2000, and to a lesser degree 1999, was impacted by a number of significant items (see Tables 1 and 2 on page 15). In 2000, these items consisted primarily of asset valuation writedowns resulting in a net negative impact on earnings of $2.887 billion pretax ($1.879 billion after tax). These items primarily reflected the result of an intensive review of businesses, systems, operations and the balance sheet conducted throughout the year and exclude any provision for credit loss items. In 1999, such items consisted primarily of merger-related charges and writedowns and gains from asset sales resulting in a net negative impact on earnings of $880 million pretax ($597 million after tax).

Description of Methodology

         The results of the business segments are intended to reflect each as if it were a stand-alone business. The management reporting process that derives these results allocates income and expenses using market-based methodologies. Funds transfer pricing is used to allocate interest income and interest expense and reflect an appropriate level of interest rate risk in each line of business. The Corporation’s remaining interest rate risk position is included in the Corporate/Unallocated segment.

         Beginning in the second quarter of 2000, the provision for credit losses was fully allocated to the appropriate lines of business and reflects Management’s estimate of inherent losses. Prior to the second quarter, the provision in the lines of business was determined using standard credit cost methodologies that measured expected losses over a certain period of time. Any difference between the aggregate provision of the businesses and the Corporation’s total was reflected in Corporate/Unallocated.

         Historically, the costs of certain support units were allocated to the lines of business based on factors other than usage, such as headcount and total assets. The methodology was changed in the third quarter of 2000 to better reflect the actual cost and usage of services provided and was consistently applied to all lines of business. Costs allocated to First USA decreased, while unallocated costs that are included in Corporate/Unallocated increased.

         The lines of business are assigned capital that reflects the underlying risk in that business. See the “Capital Management” section on page 43 for a discussion of the economic capital framework.

         The 1999 merger-related charges and the effect of certain identified transactions in prior periods were not attributed to any business segment since they were not considered a part of core business activities.

BUSINESS SEGMENT RESULTS AND OTHER DATA

Retail

         Retail includes consumer and small business banking, auto and consumer lending, and interactive banking and financial management through bankone.com and WingspanBank.com. Retail provides a broad range of financial products and services, including deposits, investments, loans, and insurance, to more than 8 million consumers and 425,000 small businesses, over 900,000 of which are serviced on-line.

         Retail operates banking centers in 14 states where it has #1 or #2 market share in more than 60% of its markets. Retail’s distribution channels include approximately 1,800 banking centers, 6,000 ATMs, online banking, and 24-hour telephone banking.. The ONE Card, issued by Retail is one of the country’s leading debit cards for individuals. Bank One is the #3 lender to small businesses.

         Bank One is a leader in originating consumer credit nationwide through direct and indirect channels, including its banking centers, relationships with brokers, the Internet and telephone. The Corporation offers real estate secured, education, tax refund, and consumer installment loans, and auto loans and leases to individuals. The Corporation is also the #3 bank provider of home equity loans.

(Dollars in millions)	2000	1999	% Change
Net interest income—tax-equivalent basis	$4,895	$4,379	12%
Provision for credit losses	870	415	N/M
Noninterest income	618	1,541	(60)
Noninterest expense	4,035	3,933	3
Net income	389	1,041	(63)

Return on equity	7%	23%
Efficiency ratio	73	66

(Dollars in billions)
Loans—average	$ 74.6	$ 66.1	13
Assets—average	79.0	72.5	9
Deposits—average	88.4	89.1	(1)
Common equity—average	5.8	4.6	26

Supplemental Information:
Headcount—full-time	35,759	N/A	—
Loans: (dollars in billions)
Home equity loans—average	$ 27.7	$ 20.1	38
Indirect auto loans/leases—average	24.2	23.4	3
Commercial loans—average	11.7	11.0	6
Other personal loans—average	11.0	11.6	(5)
Distribution:

Banking centers	1,810	1,854	(2)
ATMs	6,055	6,824	(11)
On-line customers (in thousands)	918	488	88
Investments:
Sales volume (in billions)	$ 4.2	$ 4.1	2

N/M—Not meaningful.

N/A—Not available due to changes in segment composition, see Note 5 on page 59.

         Retail reported net income of $389 million in 2000, down from $1.041 billion in 1999. This reduction reflected a combination of factors, most notably a significant increase in provision for credit losses and the negative impact of significant items in 2000 (see Tables 1 and 2 on page 15), which were partially offset by an increase in net interest income. Excluding the significant items, Retail’s net income would have been $870 million for 2000.

         Net interest income increased $516 million, or 12%, from 1999, reflecting 13% growth in average loans, wider deposit spreads and improved pricing on indirect auto loans, partially offset by a shift in deposit mix toward higher rate certificates of deposits. Loan growth was driven by a 38% increase in average home equity loans, partially offset by a decline in other personal loans.

         Provision for credit losses increased $455 million in 2000. This principally reflected the significant growth in home equity loans, higher net charge-offs and increases in home equity nonperforming loans.

         Noninterest income declined $923 million, or 60%, from 1999. The most significant factor contributing to this decrease was losses associated with auto leases. Results for 2000 included a $532 million increase in the auto lease residual reserve plus $225 million of losses on sales of autos. An additional $113 million was related to writedowns for planned loan sales and $25 million of writedowns for interest-only strips. At December 31, 2000, Management decided to discontinue its plan to sell these loans. The 2000 results included $83 million less in miscellaneous asset sale gains than in 1999.

         Noninterest expense increased $102 million, or 3%, from the prior year reflecting $85 million of significant items, principally $54 million of severance and other writedowns related to business restructuring, and $31 million of operational and other. A $54 million increase in expenses was associated with Wingspan’s full year of operation. Excluding these items, noninterest expense was down slightly, reflecting the positive impacts from waste reduction initiatives, reduced incentive compensation and the sale of the consumer finance business.

Commercial Banking

         Commercial Banking offers a broad array of products, including cash management, capital markets and lending, to Corporate Banking and Middle Market Banking customers.

         Corporate Banking serves more than 1,500 large corporations, financial institutions, government and not-for-profit entities with revenues greater than $250 million. It is the #1 commercial bank in the Midwest and the #3 commercial bank in the United States. In addition to lending, Corporate Banking offers a broad range of financial products and develops, markets, and delivers cash management, capital markets, international treasury and trade, e-Business and other noncredit products and services. Bank One’s Capital Markets business is engaged in the origination, trading, and distribution of asset-backed securities, investment grade and high yield securities, derivatives, tax-exempt securities, and government bonds, for which the broker/dealer is a primary dealer. Capital Markets is also actively engaged in loan syndications, market research, advisory services, and private placements.

         Middle Market Banking serves customers with annual revenues in excess of $5 million up to $250 million. With more than 18,000 customers, Bank One’s market share exceeds 20% in 10 of the 12 states in which it operates. These customers use a wide variety of services with nearly one third using Bank One exclusively. Since privately held companies comprise the vast majority of the Middle Market customer base, providing credit is fundamental to the success of this business. The loan portfolio is well diversified across a broad range of industries and geographic locations. In addition to credit, this customer segment actively uses Bank One’s treasury management, international, capital markets, and investment management products and services. Bank One’s Middle Market Banking business is the #1 provider of cash management services in the 12 state footprint. Middle Market Banking benefits from both the retail banking infrastructure and investment management capabilities of the Corporation.

(Dollars in millions)	2000	1999	% Change
Net interest income—tax-equivalent basis	$2,717	$2,538	7%
Provision for credit losses	2,213	435	N/M
Noninterest income	1,397	1,281	9
Noninterest expense	2,257	2,195	3
Net income (loss)	(226)	788	N/M

Return (loss) on equity	(3)%	14%
Efficiency ratio	55	57

(Dollars in billions)
Loans—average	$ 82.2	$ 74.4	10
Assets—average	109.5	106.0	3
Deposits—average	39.6	37.7	5
Common equity—average	6.6	5.7	16

Supplemental Information:
Headcount—full-time	16,605	N/A	—
Total Commercial Banking Credit Quality:
Charge-offs—%	0.68%	0.39%
Nonperforming loans (in millions)	$1,523	$ 871	75
Nonperforming loans ratio—end of period	1.87%	1.10%
Corporate Banking:
Loans and leases—average (in billions)	$ 50.1	$ 44.7	12
Deposits—average (in billions)	$ 21.4	$ 19.1	12
Net charge-offs to average loans	0.87%	0.53%
Nonperforming loans (in millions)	$1,065	$ 578	84
Nonperforming loans ratio—end of period	2.22%	1.12%
Syndications/Lead Arranger Deals:
Volume (in billions)	$ 58.1	$ 47.9	21
Number of transactions	209	190	10
League table standing—rank	4	4	—
League table standing—market share	6%	7%
Middle Market Banking:
Loans and leases—average (in billions)	$ 32.1	$ 29.7	8
Deposits—average (in billions)	18.2	18.6	(2)
Net charge-offs to average loans	0.40%	0.18%
Nonperforming loans (in millions)	$ 458	$ 293	56
Nonperforming loans ratio—end of period	1.37%	0.93%

N/M—Not meaningful.

N/A—Not available due to changes in segment composition, see Note 5 on page 59.

         Commercial Banking reported a net loss of $226 million for 2000, compared with 1999’s net income of $788 million. This $1.014 billion decrease was principally driven by an increase in the provision for credit losses of $1.778 billion.

         Net interest income increased $179 million, or 7% from the prior year, driven by 10% average loan growth partially offset by a modest decline in spread due to competitive pricing pressures in Corporate Banking and Middle Market banking and higher nonperforming loans. Middle Market Banking average loans were $32.1 billion, increasing 8% from the prior year. Corporate Banking reported a 12% increase in average loans year-over-year. While loan balances continued to grow throughout the year in Middle Market Banking, Corporate Banking loans started to decline in the fourth quarter, reflecting efforts to focus on more profitable customers.

          The provision for credit losses increased $1.778 billion in 2000 from the prior year due to deterioration in the quality of loans and a higher reserve level established for the general loan portfolio. The deterioration in credit quality reflected the slowing of the economy as well as weakness in several industries and leveraged finance transactions. See Credit Risk Management (on page 26) for additional credit related discussion.

         Noninterest income of $1.397 billion increased $116 million, or 9% from the prior year. Treasury Management Services revenue of $647 million increased $71 million, or 12%, driven by strong growth in commercial card activity, higher sweep fees and continued growth in wholesale lockbox imaging. Capital markets revenue of $429 million improved $25 million, or 6%, due to growing market share in municipals, increased activity in the asset-backed finance business, foreign exchange trading and high yield securities. Lending-related fees of $205 million increased $60 million, or 41%, reflecting higher levels of loan commitment fees.

         Noninterest expense increased $62 million, or 3%, from the prior year, and included $21 million for severance and $6 million for fixed asset writeoffs, as well as an increase in treasury management services investment spending. These increases were partially offset by lower incentive compensation and waste reduction efforts.

First USA

         First USA is the third largest credit card company in the United States and is the largest Visa® credit card issuer in the world, with $67 billion in managed credit card receivables and 51.7 million cardmembers. First USA.com is the leader in online card marketing and customer service, with over 2.3 million registered users of its web site.

         First USA offers its products through cards marketed directly to customers under the First USA brand, affinity groups and co-brand relationships. First USA offers two types of general-purpose credit cards, premium and standard, as well as small business cards. All cards are issued to customers under either the Visa® or MasterCard® name. Premium cards, which include Platinum and Titanium cards, generally have higher usage and balances than do standard cards. First USA directs the majority of its new account acquisition efforts to members of endorsing groups, commercial firms, and financial institutions, including Bank One and has more than 1,800 marketing partners.

          First USA grants credit by carefully applying a credit decision model to new customers. This model has been developed over the years, and is the result of the over 100 million credit decisions that First USA has made over its history.

(Dollars in millions)	2000	1999	% Change
Net interest income—tax-equivalent basis	$ 5,835	$6,881	(15)%
Provision for credit losses	3,637	3,593	1
Noninterest income	746	1,632	(54)
Noninterest expense	2,946	3,204	(8)
Net income (loss)	(1)	1,135	N/M

Return on outstandings (pretax)	—%	2.5%
Return on equity	—	19
Efficiency ratio	45	38

(Dollars in billions)
Loans—average	$ 66.2	$ 69.0	(4)
Assets—average	70.0	74.9	(7)
Common equity—average	6.1	6.0	2

Supplemental Information:
Headcount—full-time	10,901	N/A	—
Percentage of Average Outstandings:
Net interest income—tax-equivalent basis	8.81%	9.97%
Provision for credit losses	5.49	5.21
Noninterest income	1.13	2.37
Noninterest expense	4.45	4.64
Pretax income—tax-equivalent basis	—	2.49
Net income	—	1.64
Credit Card Loans—end of period: (dollars in billions)
Owned credit card loans	$ 4.7	$ 4.0	17
Seller’s interest in credit cards	22.5	19.7	14

Loans on balance sheet	27.2	23.7	15
Securitized credit card loans	39.8	45.7	(13)

Managed credit card loans	$ 67.0	$ 69.4	(3)
Credit Quality:
Managed charge-offs (in millions)	$ 3,584	$3,790	(5)
Managed charge-off-ratio	5.42%	5.49%
Delinquency ratio—30+ days	4.51	4.57
Delinquency ratio—90+ days	2.02	2.13
Charge volume (in billions)	$ 142.5	$142.7	—
New accounts opened (in thousands)	3,324	8,108	(59)
Cards issued (1) (in thousands)	51,693	64,191	(19)

(1) The decrease in cards issued is partly attributable to purging of accounts as noted below.

N/M—Not meaningful.

N/A—Not available due to changes in segment composition, see Note 5 on page 59.

         First USA reported a net loss of $1 million in 2000, compared with net income of $1.135 billion in 1999. This reflected a 23% decline in revenue and a slightly higher provision for credit losses, partially offset by lower expenses. Current year results included $830 million pretax of significant items (see Tables 1 and 2 on page 15). Excluding these items, 2000 results represented a 1.3% pretax return on outstandings, down from 2.5% in 1999. On this same basis, return on equity declined to 9% from 19% in 1999.

          Net interest income declined $1.046 billion, or 15%, from 1999. This was primarily driven by decreased spread, lower late fee revenue, and a decline in average loans. Average managed outstandings were $66.2 million, down 4% from the prior year. Attrition on mature vintage balances continued to improve throughout 2000. At year-end 2000, First USA had 51.7 million cards issued, compared to 64.2 million at December 31, 1999. Approximately 7 million inactive accounts were purged during 2000.

         Provision for credit losses increased only 1% in 2000. This reflected an increase in provision mostly offset by a decrease in the managed charge-off rate to 5.42% from 5.49% in 1999. The prior year charge-offs included $183 million related to the early adoption of the Federal Financial Institutions Examination Council’s (FFIEC) revised consumer credit guidelines. At year end, the managed 30-day and 90-day delinquency rates were 4.51% and 2.02%, respectively, down from 4.57% and 2.13% a year earlier.

         Noninterest income declined $886 million, or 54% from the prior year. Current year results included $467 million of significant items primarily related to writedowns of the interest-only strip on securitized credit card receivables and marketing partnership agreements (see Table 1 on page 15). In addition, 2000 results included $116 million of net securitization amortization compared with net securitization gains of $61 million in 1999. Revenue sharing payments to partnership and affinity groups, which are included in noninterest income, increased in 2000 reflecting the emphasis on these growing customer groups. In addition, lower revenue from fee-based products contributed to the decline in noninterest income from the prior year, as well as the prior year’s inclusion of $126 million of nonrecurring items.

         Noninterest expense declined $258 million, or 8%, from the prior year. Excluding the impact of $328 million of significant items, noninterest expense declined $586 million, or 18%. This decrease reflected a decline in marketing expenses and the positive impact of waste reduction initiatives, such as lower headcount and improved operating efficiency, as well as the sale of the international operations, lower processing costs due to the decrease in portfolio size, and a decrease in internal costs related to a change in allocation methodology. This change in allocation methodology was implemented in the 2000 third quarter to better reflect the actual cost of services provided. These positive impacts were partially offset by increased fraud and operational losses.

Investment Management

         The Investment Management Group (IMG) provides investment, insurance, trust and private banking services to individuals. The Group also provides investment-related services, including retirement and custody services, securities lending and corporate trust to institutions.

         The Investment Management Group’s registered investment advisory arm, Banc One Investment Advisors, ranks among the nation’s top asset managers, with approximately $131 billion in assets under management. In addition, the Investment Management Group manages One Group Mutual Funds, one of the largest mutual fund families with more than $70 billion in assets under management. Performance of the funds has been exceptionally strong with 97% ranked 3 stars or better and 62% ranked 4 stars or better by Morningstar.

         Private Client Services (PCS) is uniquely designed to help manage and build wealth for high net worth clients. PCS provides integrated financial advice and services such as brokerage, investment and alternative asset management, personal trust, private banking, insurance and financial planning through 585 advisors.

         Investment Management serves Bank One’s retail customer base by delivering investment products and services through our 1,800 banking centers in 14 states. IMG teams 700 dedicated investment professionals with 2,700 licensed bankers in Retail’s banking centers to deliver high quality investment and insurance products.

          Custody, master trust and retirement services (such as 401(k), defined benefit and non-qualified plans) are provided to institutional customers. Corporate trust services are provided to governmental and municipal entities, as well as a broad range of middle market and large companies. The Corporate Trust unit ranks among the three largest providers in the country for bond trustee services.

(Dollars in millions)	2000	1999	% Change
Net interest income—tax-equivalent basis	$ 409	$ 376	9%
Provision for credit losses	13	2	N/M
Noninterest income	1,161	1,179	(2)
Noninterest expense	1,049	1,075	(2)
Net income	322	317	2
Return on equity	36%	35%
Efficiency ratio	67	69

(Dollars in billions)
Loans—average	$ 6.6	$ 5.7	16
Assets—average	7.6	7.1	7
Deposits—average	8.5	8.8	(3)
Common equity—average	0.9	0.9	—

Supplemental Information:
Headcount—full-time	6,562	N/A
Assets Under Management—end of period (dollars in billions):
Mutual funds	$ 70.4	$ 64.4	9
Other	60.8	64.5	(6)

Total	$131.2	$128.9	2
Morningstar Rankings:
Percentage of 4 & 5 ranked funds	62%	54%
Percentage of 3+ ranked funds	97	84
Retail Brokerage:
Mutual fund & annuities sales (in billions)	$ 4.2	$ 4.0	5
Number of accounts (in thousands)	384	349	10
Market value customer assets-end of period (in billions)	$ 23.1	$ 23.4	(1)
Private Client Services:
Loans—average (in billions)	$ 6.4	$ 5.5	16
Deposits—average (in billions)	7.0	7.2	(3)
Number of Advisors	585	N/A

N/M—Not meaningful.
N/A—Not available due to changes in segment composition, see Note 5 on page 59.

         Investment Management reported net income of $322 million, up $5 million from the prior year.

         Net interest income increased $33 million, or 9%, from the prior year, reflecting a 16% increase in average loans partially offset by narrower spreads related to the 3% decrease in average deposits.

         Provision for credit losses increased $11 million, principally related to higher net charge-offs and loan growth.

         Noninterest income, which is principally fiduciary and investment fees, decreased $18 million, or 2%, due to the sale of a subsidiary in the 1999 second quarter. Excluding the impact of this sale, noninterest income increased 2%, reflecting growth in retail brokerage and insurance volumes and moderate growth in assets under management.

          Noninterest expense decreased $26 million, or 2%, also related to the 1999 second quarter sale of a subsidiary. Excluding the impact of this sale, expenses increased 2%, principally related to volume growth in retail brokerage and insurance activities.

         Assets under management totaled $131.2 million, up 2% from the end of 1999. One Group® mutual fund assets under management increased 9% to $70.4 billion. One Group® fund performance continued to remain strong, with 97% of these funds rated three stars or higher by Morningstar. Average assets under management increased 5% compared with 1999, driven principally by a 14% increase in One Group mutual funds.

Corporate Investments

         The Corporate Investments Group engages in proprietary investment activities for the account of Bank One. A diversified portfolio of investments is allocated between tax-oriented transactions and portfolios of more traditional asset classes.

         Tax-oriented investments include investments in and advising on leases for commercial aircraft and major industrial and power production facilities and equipment. Investments also are made in alternative energy programs and affordable housing projects qualifying for federal tax credits.

         Investment portfolios in the other asset classes are executed by a combination of direct investing and fund investing. Fund investments are made pursuant to allocations for selected investment strategies and are committed to proven managers satisfying established due diligence criteria. Fund investments include venture capital funds, hedge funds and commercial real estate funds. Direct investments are comprised of a diversified portfolio that includes exposure to several market sectors, including commercial mortgage-backed securities, asset-backed securities, collateralized debt obligations, high-yield bonds, private equity and mezzanine debt.

         Corporate Investment’s portfolio is diversified among several asset classes, some of which provide stable earnings streams while others may be more volatile.

(Dollars in millions)	2000	1999	% Change
Net interest income—tax-equivalent basis	$107	$175	(39)%
Provision for credit losses	2	—	N/M
Noninterest income	213	407	(48)
Noninterest expense	102	134	(24)
Net income	239	371	(36)

Return on equity	20%	37%
Efficiency ratio	32	23

(Dollars in billions)
Loans—average	$ 3.6	$ 3.5	3
Assets—average	8.5	7.8	9
Common equity—average	1.2	1.0	20

Supplemental Information:
Headcount—full time	200	N/A	—

N/M—Not meaningful.
N/A—Not available due to changes in segment composition, see Note 5 on page 59.

          Corporate Investments reported net income of $239 million, down $132 million, or 36%, from 1999. Tax-oriented strategies continued to provide stable core performance. This performance was offset by the third quarter sale of the operations and substantially all of the assets of Banc One Capital Funding Corporation (primarily housing and healthcare investments and related servicing rights), as well as a decline in the collective contribution from all other investment strategies during the year’s difficult capital markets environment.

         Net interest income declined $68 million, or 39%. Growth in investment levels for venture capital, private equity, hedge funds and tax-oriented housing and energy investments which are noninterest yielding, accounted for $43 million of the decline, and was due to the funding cost of these investments. Spread income from Banc One Capital Funding Corporation activities declined $39 million from the prior year. Spread income is expected to decline approximately $8 million in the coming year as compared to 2000 due to the absence of the Banc One Capital Funding activities, with negligible impact to net income.

         Noninterest income declined $194 million, or 48%. Equity securities gains totaled $187 million in 2000, down from $334 million in 1999. Securities gains from venture capital and private equity investing declined $148 million, or 55%, reflecting the weak market for initial public offerings (IPOs) and financial restructurings in 2000. Asset impairment charges and realized losses related to the collateralized debt obligation investment portfolios represented $27 million of the overall decline.

         Noninterest expense declined $32 million, or 24%, reflecting the benefits from waste reduction efforts, lower performance-based compensation, and a $5 million reduction attributable to the sale of certain assets.

Corporate/Unallocated

         Corporate/Unallocated includes certain items that are not allocated to the lines of business. Going forward, Corporate/Unallocated results are expected to reflect the Corporation’s investment securities portfolio, the unallocated interest rate risk position, unallocated expenses of certain corporate support areas, and the impact of unallocated net assets and capital. The 2000 and 1999 results included certain unallocated expenses for support areas, gains and losses, restructuring charges, and writedowns and expenses resulting from Management’s review of the business.

(Dollars in millions)	2000	1999	% Change
Net interest income (expense)—tax-equivalent basis	$ (457)	$108	N/M
Provision for credit losses	—	(107)	N/M
Noninterest income	(240)	433	N/M
Noninterest expense	1,218	77	N/M
Net income (loss)	(1,234)	424	N/M

Return (loss) on equity	(95)%	20%
Efficiency ratio	N/M	14

(Dollars in billions)
Assets—average	$ 40.4	$33.9	19
Deposits—average	23.3	18.5	26
Common equity—average	(1.3)	2.1	N/M

Supplemental Information:
Headcount—full time	10,751	N/A	—

N/M—Not meaningful.
N/A—Not available due to changes in segment composition, see Note 5 on page 59.

          The net loss in Corporate/Unallocated was $1.234 billion in 2000, compared with net income of $424 million in 1999. The 2000 results included the negative impact of $1.279 billion, pretax, of significant items. (See tables 1 and 2 on page 15).

         Net interest expense was $457 million in 2000, compared with net interest income of $108 million for 1999. The year-over-year change reflects the interest rate risk position of the Corporation and the level of unallocated equity and assets. The 1999 unallocated equity was a positive $2.1 billion, while in 2000 the unallocated equity was a negative $1.3 billion. The amount of unallocated equity represents the difference between shareholders’ equity and attributed economic capital. Refer to the “Capital Management” section, beginning on page 43 for additional information. The change, in part, reflects the writedowns taken during 2000 in conjunction with Management’s effort to strengthen the balance sheet.

         Provision for credit losses was fully allocated to the lines of business in 2000. The 1999 provision was a negative $107 million, reflecting the difference between standard credit costs in the lines of business and the Corporation’s actual provision expense.

         Noninterest income was a negative $240 million in 2000, compared with $433 million in 1999. Investment securities losses totaled $428 million in 2000, compared with gains of $94 million in 1999. The investment securities losses in 2000 included $415 million of losses resulting from the repositioning of the Corporation’s investment portfolio in the second quarter of 2000, more than offsetting the income on corporate-owned life insurance. Income on corporate-owned life insurance and gains on sales of assets were included in 1999’s results.

         Noninterest expense was $1.218 billion for 2000, compared with $77 million in 1999. Significant items recorded in 2000 included $350 million for operational and other losses, $315 million for occupancy-related costs, a $190 million addition to legal accruals and $9 million in severance.

Significant Items

         The following table summarizes significant items recorded in 2000 by each business segment and income statement line, excluding provision for credit losses not FFIEC-related:

Business Segments—Table 1 (In millions)	Retail	Commercial	First USA	Investment Management	Corporate Investments	Corporate/ Unallocated	Total
Pretax expense (income):
Writedown of auto lease residuals	$532	$—	$ —	$—	$—	$ —	$ 532
Repositioning of investment securities portfolio						415	415
Operational and other (1)	42	(19)	63		10	350	446
Writedown of interest-only strip			354				354
Occupancy and fixed asset related	9	6	11	(4)		315	337
Writedown of purchased credit card relationship intangibles			275				275
Writedowns primarily related to planned loan sales (2)	167						167
Increase to legal accruals						190	190
Writedown of marketing partnership agreements			121				121
Severance related	10	21	6	4		9	50

Total	$760	$ 8	$830	—	$10	$1,279	$2,887

After tax	$481	$ 5	$526	$—	$ 7	$ 860	$1,879

Income Statement line—Table 2
(In millions)
Pretax expense (income):
Net interest income	$ 14	$ (7)	$ —	$—	$—	$ (6)	$ 1
Provision for loan loss	11		35				46
Noninterest income:
Non-deposit service charges					(1)		(1)
Credit card revenue			152				152
Service charges on deposits		5					5
Investment securities (gains) losses		(1)			11	415	425
Trading		44					44
Other income	650	3	315	2		11	981

Total noninterest income	650	51	467	2	10	426	1,606
Noninterest expense:
Salaries and employee benefits (1)	12	(42)	(4)	(19)		145	92
Net occupancy and equipment	9	6	11			72	98
Depreciation and amortization			275	9		36	320
Other expense	24	1	39	8		466	538
Merger-related and restructuring	40	(1)	7			140	186

Total noninterest expense	85	(36)	328	(2)	—	859	1,234

Pretax expense	$760	$ 8	$830	$—	$10	$1,279	$2,887

(1)	Includes $75 million of incentive accruals reversed in the fourth quarter relating to the full year in which existing plans were adjusted to a pay for performance basis.

(2)	At December 31, 2000, Management discontinued its plan to dispose of these loans, and as such, are now considered part of the general portfolio.

         During 1999, significant items totaling $880 million pretax ($597 million after-tax) were not allocated to specific business segments. These items included charges of $722 million for merger and restructuring costs, $321 million for asset impairment, valuation adjustments and other charges, and $197 million for provision for credit losses primarily associated with the FFIEC implementation. These charges were partially offset by gains of $111 million and $249 million, respectively, for the sale of Concord/EPS and the Indiana divestitures.

          The income statement lines affected in 1999 are as follows:

(In millions)
Provision for credit losses	$176
Noninterest income	(169)
Noninterest expense	873

Pretax expense	$880

After tax	$597

CONSOLIDATED RESULTS

Summary of Financial Results

         The Corporation reported a 2000 net loss of $511 million, or $0.45 per share, compared with net income of $3.479 billion, or $2.95 per diluted share, in 1999, and $3.108 billion, or $2.61 per diluted share, in 1998.

Net Interest Income

         Net interest income includes spreads on earning assets as well as items such as loan fees, cash interest collections on problem loans, dividend income, interest reversals, and income or expense on derivatives used to manage interest rate risk. Net interest margin measures how effectively the Corporation uses its earning assets and underlying capital.

         In order to understand fundamental trends in net interest income, average earning assets and net interest margins, it is useful to analyze financial performance on a managed portfolio basis, which adds data on securitized loans to reported data on loans as presented below:

	Year Ended December 31
(Dollars in millions)	2000	1999	1998
Managed:
Net interest income—tax-equivalent basis	$ 13,506	$ 14,457	$ 13,828
Average earning assets	284,035	269,237	248,621
Net interest margin	4.76%	5.37%	5.56%
Reported:
Net interest income—tax-equivalent basis	$ 8,974	$ 9,142	$ 9,469
Average earning assets	241,058	223,539	209,514
Net interest margin	3.72%	4.09%	4.52%

         Lower average credit card outstandings, lower fee revenues and narrower spread on credit card loans were the most significant causes of the decline in both the net interest income and related margin in 2000. Lower average credit card outstandings and fee revenues reflected customer attrition and reduced new account origination, while narrower spread reflected higher funding costs in 2000. Competitive pricing pressures in Corporate Banking and Middle Market Banking and higher nonperforming loans reduced margins slightly in the commercial loan portfolio.

         During the second half of 2000, net interest income declined, reflecting a lower level of loans and the cost of carrying a higher level of nonperforming assets. Exposure to the Corporate Banking market could decline in 2001 as the line of business places increased emphasis on relationship profitability.

         On a reported basis, net interest margin was 3.72% in 2000, compared with 4.09% in 1999 and 4.52% in 1998. The decrease in net interest margin in 2000 was related to lower credit card spreads as well as a less favorable earning asset mix.

          Loans, which are presented on a managed basis, are as follows:

(Dollars in millions)	2000	Percent	1999	Percent	1998	Percent
Average managed loans:
Credit card	$ 66,178	28%	$ 68,980	32%	$ 60,532	30%
Commercial	100,202	43	90,182	41	82,118	41
Consumer	66,812	29	59,440	27	57,206	29

Total	$233,192	100%	$218,602	100%	$199,856	100%

         Average managed credit card loans in 2000 were down $2.8 billion, or 4%, from 1999 levels. Average managed credit card loans in 1999 were up 14% or $8.4 billion from 1998 levels to $69.0 billion.

         Average commercial loans increased $10.0 billion or 11% in 2000 and $8.1 billion or 10% in 1999, reflecting underlying growth, concentrated in the Corporate Banking and Middle Market Banking portfolios.

         Average consumer loans, excluding credit card loans, were up $7.4 billion, or 12%, from 1999. Growth in home equity loans was partially offset by run-off in residential mortgages and portfolio sales. The Corporation expects continued growth in consumer loans in 2001.

Noninterest Income

         The table below shows the components of noninterest income for the periods indicated:

	Year Ended December 31			Percent Increase (Decrease)
(Dollars in millions)	2000	1999	1998	1999-2000	1998-1999
Non-deposit service charges	$1,537	$1,502	$1,390	2%	8%
Credit card revenue (1)	1,104	1,363	1,244	(19)	10
Service charges on deposits	1,310	1,283	1,255	2	2
Fiduciary and investment management fees	783	793	807	(1)	(2)
Investment securities gains (losses)	(235)	509	405	N/M	26
Trading	134	147	141	(9)	4
Other income (loss)	(738)	685	718	N/M	(5)
Gains from banking center sales	—	—	259	—	N/M
Gain on Indiana Divestitures	—	249	—	N/M	N/M
Gain on sale of Concord/EPS	—	111	—	N/M	N/M

Managed noninterest income	$3,895	$6,642	$6,219	(41)%	7%

(1)	Excludes net credit card revenue due to securitization totaling $1.195 billion in 2000, $2.050 billion in 1999 and $1.852 billion in 1998.

N/M—Not meaningful.

         In order to provide more meaningful trend analysis, credit card fee revenue and total noninterest income in the above table are shown on a managed basis. Credit card fee revenue excludes the net interest revenue associated with securitized credit card receivables. Components of noninterest income that are primarily related to a single business segment are discussed within that business segment rather than the consolidated section.

         Noninterest income in each of the last three years was affected by a number of significant items. In 2000, such items resulted in a negative impact of $1.606 billion (see Table 2 on page 15), primarily related to securities losses and writedowns of auto lease residuals and planned loan sales. In 1999, these items resulted in a $191 million net positive impact ($169 million of negative impact related to asset impairment and valuation adjustments (see page 15), which were offset by $360 million of gains), and 1998 included $259 million of one-time gains (see above table).

          Excluding the impact of these items, noninterest income in 2000 was $5.500 billion, down $951 million, or 15%, from $6.451 billion in 1999, with results for 1999 up $491 million, or 8%, from $5.960 billion in 1998.

         Non-deposit service charges increased 2% in 2000, compared with the 1999 levels, as higher loan syndication fees were partially offset by lower leasing fees for auto loans. Non-deposit service charges in 1999 increased 8% from 1998 levels, reflecting growth in fees from asset-backed finance transactions, higher loan syndication fees, and continued growth in other fee revenue from retail product areas.

         Managed credit card revenue declined 19% to $1.104 billion in 2000 as compared to 1999, reflecting a decline in managed credit card receivables as well as writedowns for certain affinity partnership agreements of $137 million, which included the second quarter writedown of $121 million. Credit card fee revenue in 1999 included asset impairment writedowns of $59 million for certain assets, including affinity programs.

         Service charges on deposit accounts, which include deficient balance fees, increased 2% in both 2000 and 1999, reflecting growth in cash management fees, due in part to the extensive cross selling of product offerings across an expanded geographic region. Effective cross selling was supported by enhanced product features and functionality of the core treasury management services provided to customers on a national basis.

         Fiduciary and investment management fees decreased slightly in 2000 as compared to 1999, as fee growth from traditional trust products and services, investment management activities and shareholder services was offset by the absence of revenues from certain unprofitable account relationships exited in 2000. In 1999, fiduciary and investment management fees, adjusted for certain noncomparable items recorded in 1998, were up 11% over 1998 as a result of higher market values of trust assets and increases in proprietary mutual fund revenue.

         Investment securities portfolio activities produced a loss of $235 million in 2000 as compared to $509 million of net revenue in 1999, primarily as the result of the repositioning of the Corporation’s investment portfolio in the 2000 second quarter (see Significant Items Tables 1 and 2 on page 15) and lower venture capital valuations. The 26% increase in investment securities gains in 1999 as compared to 1998 primarily reflected favorable equity market conditions.

         Trading results declined slightly to $134 million in 2000 compared with $147 million in 1999 as improved foreign exchange trading was offset by a decline in revenue generated from interest rate derivatives. The 1999 improvement over the $141 million in 1998 reflected favorable results in interest rate derivatives offset by a decline in foreign exchange trading income.

         Other activities generated losses of $738 million in 2000, compared with $685 million of income in 1999. Net securitization amortization in 2000 totaled $116 million, compared with net gains of $54 million and $180 million in 1999 and 1998, respectively. Asset impairment writedowns associated with credit card interest-only strip securities were $432 million for 2000 compared to $40 million for 1999. These writedowns were driven by the narrower margin and increased attrition based on the earnings decline in the credit card business. Auto residual losses totaled $757 million for 2000, compared with $167 million for 1999. Included in these losses were charges of $552 million ($532 million significant items), $100 million and $102 million in 2000, 1999 and 1998, respectively, for asset valuation adjustments. While the Corporation has estimated the level of other than temporary impairment inherent in its leasing residual portfolio at December 31, 2000, continued deterioration in used car prices may result in additional charges, further reducing the carrying value of the Corporation’s auto lease residual portfolio.

         Included in other income in 1999 were $249 million of gains on the divestiture of banking centers in Indiana required in connection with the Banc One/FCN merger and a $111 million gain from an investment in Concord/EPS. Gains of $259 million from sales of banking centers were recorded in 1998.

Noninterest Expense

         Noninterest expense in 2000 was $11.608 billion, compared with $11.490 billion in 1999. Noninterest expense has been relatively flat over the past three years. Certain expense categories decreased during 2000 as a result of the Corporation’s waste reduction efforts.

         The table below shows the components of noninterest expense for the periods indicated:

(Dollars in millions)	Year Ended December 31			Percent Increase (Decrease)
	2000	1999	1998	1999-2000	1998-1999
Salaries and employee benefits:
Salaries	$ 3,735	$ 3,668	$ 3,770	2%	(3)%
Employee benefits	653	603	707	8	(15)

Total salaries and employee benefits	4,388	4,271	4,477	3	(5)
Occupancy and equipment expense	1,010	910	845	11	8
Outside service fees and processing	1,532	1,743	1,349	(12)	29
Marketing and development	874	1,188	1,024	(26)	16
Communication and transportation	841	829	781	1	6
Depreciation	454	460	512	(1)	(10)
Other intangible amortization	410	168	91	N/M	85
Goodwill amortization	70	69	77	1	(10)
Other	1,868	1,298	1,327	44	(2)

Total noninterest expense before merger-related and restructuring charges	11,447	10,936	10,483	5	4
Merger-related and restructuring charges	161	554	1,062	(71)	(48)

Total noninterest expense	$11,608	$11,490	$11,545	1	—

Employees (1)	80,778	87,735	92,800	(8)	(5)

Efficiency ratio—managed basis	66.7%	54.5%	57.6%

(1)	For 2000 and 1999 employee headcount is based on full-time and part-time employment with benefits. Employee headcount for 1998 is an estimate based on full-time and part-time employment with benefits.

N/M—Not meaningful.

         Components of noninterest expense that are primarily related to a single business segment are discussed within that business segment rather than the consolidated section.

         Salary and benefit costs, including severance charges, were $4.388 billion in 2000, up 3% from $4.271 billion in 1999. The increase was due to higher salary levels, partially offset by reduced headcount and lower incentive compensation in 2000. At December 31, 2000, the number of employees with benefits totaled 80,778, down 8% from 87,735 in 1999. The decrease in salary and benefits costs in 1999 from 1998 was largely attributable to staff reductions and reduced pension costs and the integration of employee benefit programs.

         Occupancy and equipment expense in 2000 was up $100 million, or 11%, from 1999 levels. This increase included $98 million of the $337 million significant item (see table 1 on page 15) related to writedowns concerning vacant space and other occupancy-related matters. The increase in 1999 reflected growth in production facilities as well as higher equipment costs for certain business units. The 1999 increase also reflected the outsourcing of various property management services and the implementation and ongoing support of an expanded ATM delivery network, including the Rapid Cash retail banking initiative.

          Outside service fees and processing expense decreased 12% in 2000 after increasing 29% in 1999. A portion of the decrease in 2000 and the increase in 1999 reflected consulting and implementation costs incurred to support Year 2000 readiness, as well as other development, technology and reengineering initiatives in various businesses in 1999. The 2000 decrease also included benefits from the Corporation’s waste reduction initiatives.

         Marketing and development expense decreased 26% in 2000 and increased 16% in 1999 from 1998. Credit card marketing efforts accounted for much of the fluctuations in these periods. These expenses are expected to increase in 2001 as First USA begins to refocus on certain marketing programs. The increase in these expenses in 1999 over 1998 included a change in business practice, which resulted in expensing credit card account sourcing costs as they are incurred rather than capitalizing them.

         Other intangible amortization expense included $288 million and $21 million of additional writedowns in purchased credit card relationships in 2000 and 1999, respectively. In 2000, $275 million of these writedowns is included in the Significant Items tables on page 15. These asset writedowns reduced the carrying value of identified intangible assets and will reduce the ongoing level of related amortization expense.

         Other operating expense increased $570 million in 2000 compared with 1999, primarily relating to $538 million of significant items recorded in 2000. These charges included $190 million to the legal reserve to cover increased corporate and business litigation exposure, approximately $85 million of fixed assets and software writeoffs, as well as miscellaneous and operational errors.

Applicable Income Taxes

         The following table shows the Corporation’s income (loss) before income taxes, as well as applicable income tax expense (benefit) and effective tax rate for each of the past three years:

(Dollars in millions)	2000	1999	1998
Income (loss) before income taxes	$(1,080)	$4,974	$4,465
Applicable income taxes (benefit)	(569)	1,495	1,357
Effective tax rates	52.7%	30.1%	30.4%

         Applicable income tax expense or (benefit) for all three years included benefits for tax-exempt income, tax-advantaged investments and general business tax credits offset by the effect of nondeductible expenses, including goodwill. In the case of a loss before income taxes, the effect of the net tax benefits described above is to increase, rather than decrease, the effective tax benefit. This is the primary reason for the difference in effective tax rates between 2000 and the previous years. More detail on income taxes can be found in Note 19, beginning on page 78.

RISK MANAGEMENT

Risk Management Policy and Structure

         Risk is an inherent part of the Corporation’s businesses and activities. The extent to which the Corporation properly and effectively identifies, assesses, monitors and manages each of the various types of risk involved in its business activities is critical to its soundness and profitability. The Corporation’s lines of businesses help reduce the impact that volatility in any particular area or related areas may have on its operating results as a whole. The Corporation seeks to identify, assess, monitor and manage, in accordance with defined policies and procedures, the following principal risks involved in the Corporation’s business activities: liquidity risk, market risk, credit risk and operational risk.

         The risk management process of the Corporation is dynamic with independent oversight that requires effective communication between lines of businesses and corporate-level departments, judgment and knowledge of specialized products and markets. The Corporation’s senior management takes an active role in the risk management process and has developed policies and procedures that require specific functions to assist in the identification, assessment and control of various risks. In recognition of the nature of the Bank One’s business activities, the Corporation’s risk management policies, procedures and methodologies are evolutionary in nature and are subject to ongoing review and modification.

         Overall risk management policies for the Corporation are established by the Corporate Risk and Capital Committee, who reviews the Corporation’s performance relative to these policies. The Corporate Risk and Capital Committee has oversight responsibility for various risk committees of the Corporation’s distinct lines of business and assists the Audit and Risk Management Committee of the Board of Directors in monitoring Bank One’s policy standards and guidelines for risk management, among other duties. The individual line of business committees monitor and review their respective lines of businesses compliance with the Corporation’s risk management practices, as well as manage and monitor specific risks, sales practices, pricing and reserve adequacy, legal enforceability, and operational and systems risks. Line of business subsidiary committees, which report to the respective line of business risk management committees, approve transactions, manage market and credit risk, approve significant policy and underwriting decisions, review major analytical findings for business implications, and develop and maintain credit underwriting policy initiatives.

         The Corporation’s Corporate Risk Management Department, Finance Department and Law, Compliance and Governmental Relations Department, also assist senior management and the Corporate Risk and Capital Committee in monitoring and controlling the Corporation’s risk profile. The Corporate Risk Management department is responsible for risk policy development, risk analysis and risk reporting to senior management and the Corporate Risk and Capital Committee and has operational responsibility for measuring and monitoring aggregate market and credit risk with respect to institutional trading activities. In addition, the Internal Audit Department, which also reports to senior management, periodically examines and evaluates the Corporation’s operations and control environment. The Corporation continues to be committed to employing qualified personnel with appropriate expertise in each of its various areas to implement effectively the Company’s risk management and monitoring systems and processes.

         The Corporation’s various business activities generate liquidity, market, credit and operating risks:

•	Liquidity risk is the possibility of being unable to meet all current and future financial obligations in a timely manner.

•	Market risk is the possibility that changes in future market rates or prices will make the Corporation’s positions less valuable.

•	Credit risk is the possibility of loss from borrowers and counterparties failing to perform according to the terms of a transaction.

•
Operating risk, among other things, includes the risk of fraud by employees or persons outside the Corporation, the execution of unauthorized transactions by employees, and errors relating to transaction processing and systems.

LIQUIDITY RISK MANAGEMENT

         Liquidity is managed in order to preserve stable, reliable and cost-effective sources of cash to meet all current and future financial obligations in a timely manner. The Corporation considers strong capital ratios, credit quality and core earnings essential to retaining high credit ratings and, consequently, cost-effective access to market liquidity. In addition, a portfolio of liquid assets, consisting of federal funds sold, deposit placements and selected highly marketable investment securities, is maintained to meet short-term demands on liquidity.

         The Consolidated Statement of Cash Flows, on page 51, presents data on cash and cash equivalents provided and used in operating, investing and financing activities.

          The Corporation’s ability to attract wholesale funds on a regular basis and at a competitive cost is fostered by strong ratings from the major credit rating agencies. As of December 31, 2000, the Corporation and its principal banks had the following long- and short-term debt ratings:

	Short-Term Debt		Senior Long-Term Debt
	S & P	Moody’s	S & P	Moody’s
The Corporation (Parent)	A-1	P-1	A	Aa3
Principal Banks	A-1	P-1	A+	Aa2

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

Deposits and Other Purchased Funds

         The following table shows the total funding source at December 31:

(In millions)	2000	1999	1998	1997	1996
Domestic offices:
Demand	$ 30,738	$ 31,194	$ 39,854	$ 35,954	$ 33,479
Savings	63,414	64,435	62,645	58,946	56,359
Time:
Under $100,000	25,302	22,825	24,483	28,815	30,955
$100,000 and over	22,656	14,052	11,819	11,329	10,312
Foreign offices	24,967	29,772	22,741	18,682	14,101

Total deposits	167,077	162,278	161,542	153,726	145,206
Federal funds purchased and securities Under repur- chase agreements	12,120	18,720	23,164	20,346	21,662
Commercial paper	3,048	3,184	2,113	1,507	2,446
Other short-term borrowings	14,955	18,027	14,824	11,299	10,593
Long-term debt (1)	40,911	35,435	22,298	21,546	15,363

Total other purchased funds	71,034	75,366	62,399	54,698	50,064

Total	$238,111	$237,644	$223,941	$208,424	$195,270

(1) Includes trust preferred capital securities.

         Changes in the relative mix of funding sources reflect an ongoing shift in consumer investment preferences and the Corporation’s decision, for liquidity management purposes, to decrease reliance on short-term borrowings through the issuance of longer-term deposits and debt.

MARKET RISK MANAGEMENT

Overview

         Market risk refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices and commodity prices, as well as the correlation among these factors and their volatility. The portfolio effect of engaging in diverse trading activities helps reduce the potential impact of market risk on earnings. Through its trading activities, the Corporation strives to take advantage of profit opportunities available in interest and exchange rate movements. In asset and liability management activities, policies are in place that are designed to closely manage structural interest rate and foreign exchange rate risk. Disclosures about the fair value of financial instruments, which reflect changes in market prices and rates, can be found in Note 22, beginning on page 82.

Trading Activities

         The Corporation’s trading activities are primarily customer-oriented. Cash instruments are sold to satisfy customers’ investment needs. Derivative contracts are initially entered into to meet the risk management needs of customers. In general, the Corporation then enters into offsetting positions to reduce market risk. In order to accommodate customers, an inventory of capital markets instruments is carried, and access to market liquidity is maintained by making bid-offer prices to other market makers. The Corporation may also take proprietary trading positions in various capital markets cash instruments and derivatives, and these positions are designed to profit from anticipated changes in market factors.

         Many trading positions are kept open for brief periods of time, often less than one day. Other positions may be held for longer periods. Trading positions are valued at estimated fair value. Realized and unrealized gains and losses on these positions are included in noninterest income as trading profits.

Value-At-Risk

         The Corporation has developed policies and procedures to manage market risk through a value-at-risk measurement and control system, through a stress testing process and through dollar trading limits. The objective of this process is to quantify and manage market risk in order to limit single and aggregate exposures. Dollar trading limits are subject to varying levels of approval by senior line of business management, with review by the Capital Markets Risk Management Department. The Corporation’s Capital Markets Risk Management Department works with various line of business personnel in refining and monitoring of the Corporation’s market risk policies and procedures, and is the primary oversight unit for market risk arising from line of business trading and trading related activity.

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

         The Corporation’s value-at-risk calculation measures potential losses in fair value using a 99% confidence level and a one-day time horizon. This equates to 2.33 standard deviations from the mean under a normal distribution. This means that, on average, daily profits and losses are expected to exceed value-at-risk one out of every 100 overnight trading days. Value-at-risk is calculated using various statistical models and techniques for cash and derivative positions, including options.

          The following table shows the average, high and low of the value-at-risk measurements at each quarter end in 2000 and 1999, along with value-at-risk amounts at December 31, 2000 and December 31, 1999:

	2000				1999
(In millions)	Average	High	Low	Dec 31	Average	High	Low	Dec 31
Risk type
Interest rate	$11	$15	$7	$7	$21	$28	$14	$14
Currency exchange rate	1	1	—	1	1	2	—	—
Equity	1	2	1	1	1	1	1	1
Diversification benefit				—				(2)

Aggregate portfolio market risk				$9				$13

         The activities covered by the table above reflect trading and other activities, including certain overseas balance sheet positions that are managed principally as trading risk. Value-at-risk from commodity price risk was immaterial.

         Interest rate risk was the predominant type of market risk incurred during 2000. At December 31, 2000, approximately 75% of primary market risk exposures were related to interest rate risk. Exchange rate, equity and commodity risks accounted for 11%, 11% and 3%, respectively, of primary market risk exposures.

         U.S. Treasury, corporate, asset-backed, municipal and mortgage-backed securities generated 79% of interest rate risk. Interest rate derivatives accounted for 19% of interest rate risk. The remaining 2% of interest rate risk were derived from money market and foreign exchange trading activities.

         Within the category of currency exchange rate risk, foreign exchange spot, forward and option trading generated 98% of the risk. Of the currency exchange rate risk arising from these activities, 62% related to major currency exposures and 38% to minor currencies.

         Equity derivatives trading generated 93% of equity price risk, and equity cash instruments generated the remaining 7% of equity price risk.

         At December 31, 2000, aggregate portfolio market risk exposures were 30% lower than at year-end 1999. The majority of this decline was due to decreased market risk in various trading books.

Structural Interest Rate Risk Management

         Interest rate risk exposure in the Corporation’s “core” business (non-trading) activities, i.e., asset/liability management (“ALM”) position, is a result of reprice, option and basis risks associated with on- and off-balance sheet positions. Reprice risk represents timing mismatches in the Corporation’s ability to alter contractual rates earned on financial assets or paid on liabilities in response to changes in market interest rates. Basis risk refers to the potential for changes in the underlying relationship between market rates or indices, which subsequently result in a narrowing of the spread earned on a loan or investment relative to its cost of funds. Option risk arises from “embedded options” present in many financial instruments such as interest rate options, loan prepayment options and deposit early withdrawal options. These provide customers and investors opportunities to take advantage of directional changes in rates, which could have an adverse impact on the Corporation’s margin performance. Embedded options are complex risk positions that are difficult to predict and offset, and are a large component of the interest rate risk exposure to the Corporation.

         The Corporation has established risk measures, limits, policy guidelines and internal control mechanisms (collectively referred to as the Interest Rate Risk Policy) for managing the overall ALM position. According to these policies, responsibility for the management of interest rate risk resides in the Corporate Treasury function. Other business units are prohibited from purposefully assuming interest rate risk, except in circumstances where it is uniquely related to a product or business offering.

         The ALM position is measured and monitored using sophisticated and detailed risk management tools, including earnings simulation modeling and economic value of equity sensitivity analysis, to capture both near-term and longer-term interest rate risk exposures. The level of interest rate risk taken by the Corporation is closely monitored and managed by a comprehensive risk control process involving senior executives from across the Corporation, including finance, risk management and the various lines of business. Senior Management is regularly apprised of the risks associated with the ALM position, with exposures tested under multiple rate and yield curve scenarios. The Corporation balances the return potential of the ALM position against the desire to limit volatility in earnings and/or economic value.

         Earnings simulation analysis, or earnings-at-risk, measures the sensitivity of pretax earnings to various interest rate movements. The base-case scenario is established using the implied forward curve. The comparative scenarios assume an immediate parallel shock of the forward curve in increments of ±100 basis point rate movements. Numerous other scenarios are analyzed, including more gradual rising or declining rate changes and non-parallel rate shifts. Estimated earnings for each scenario are calculated over a 12-month and 24-month horizon. The interest rate scenarios are used for analytical purposes and do not necessarily represent Management’s view of future market movements. Rather, these are intended to provide a measure of the degree of volatility interest rate movements may introduce into the earnings and economic value of the Corporation.

         The table below shows the Corporation’s pretax earnings sensitivity profile as of year-end 2000 and 1999:

	Immediate Change in Rates
(In millions)	-100 bp	+100 bp
December 31, 2000	$29	$ 5

December 31, 1999	194	(178)

         The change in the earnings sensitivity between 1999 and 2000 primarily reflects Management’s decision to maintain a relatively neutral rate risk posture, and was achieved largely by shortening the duration of investments held for liquidity and collateral purposes.

         Modeling the sensitivity of earnings to interest rate risk is highly dependent on the numerous assumptions embedded in the model. While the earnings sensitivity analysis incorporates Management’s best estimate of interest rate and balance sheet dynamics under various market rate movements, the actual behavior and resulting earnings impact will likely differ from that projected. For mortgage-related assets, the earnings simulation model captures the expected prepayment behavior under changing interest rate environments. Additionally, the model measures the impact of interest rate caps and floors on adjustable-rate loan products. Assumptions and methodologies regarding the interest rate or balance behavior of indeterminate maturity products, e.g., credit card receivables, savings, money market, NOW and demand deposits reflect Management’s best estimate of expected future behavior and are reviewed regularly. Sensitivity of service fee income to market interest rate levels, such as those related to cash management products, is included as well. The earnings sensitivity profile does not reflect potential differences in the timing of income recognition on transactions that were designed to have an offsetting economic effect. For example, the interest-only strip recorded in conjunction with a credit card securitization may be subsequently subject to the accounting recognition of impairment due to adverse changes in market interest and payment rates while the income or expense on offsetting asset and liability positions are recorded on an accrual basis.

          The Corporation has risk exposure at time periods beyond the 24 months captured in earnings sensitivity analysis. Management uses an economic value of equity sensitivity technique to capture the risk in both short and long-term positions. This analysis involves calculating future cash flows over the full life of all current assets, liabilities and off-balance sheet positions under different rate scenarios. The discounted present value of all cash flows represents the Corporation’s economic value of equity. The sensitivity of this value to shifts in the yield curve allows Management to measure longer-term repricing and option risk in the portfolio. Interest rate risk in trading activities and other activities, including certain overseas balance sheet positions, is managed principally as trading risk.

Foreign Exchange Risk Management

         Whenever possible, foreign currency-denominated assets are funded with liability instruments denominated in the same currency. If a liability denominated in the same currency is not immediately available or desired, a forward foreign exchange or cross-currency swap contract is used to fully hedge the risk due to cross-currency funding.

         To minimize the capital impact of translation gains or losses measured on an after-tax basis, the Corporation uses forward foreign exchange contracts to hedge the exposure created by investments in overseas branches and subsidiaries.

CREDIT RISK MANAGEMENT

         In conducting its business operations, the Corporation is exposed to the risk that borrowers or counterparties may default on their obligations to the Corporation. These transactions create credit exposure that is reported both on and off the balance sheet. On-balance sheet credit exposure includes such items as loans. Off-balance sheet credit exposure includes unfunded credit commitments and other credit-related financial instruments. Credit exposures resulting from derivative financial instruments are reported both on and off the balance sheet; see page 38 for more details.

         The Corporation has developed policies and procedures to manage the level and composition of risk in its credit portfolio. The objective of this credit risk management process is to quantify and manage credit risk on an aggregate portfolio basis as well as to reduce the risk of a loss resulting from a customer’s failure to perform according to the terms of a transaction. The Corporation’s Risk Management Department works with lending officers and other various line of business personnel involved in credit decision making and is involved in the implementation, refinement and monitoring of the Corporation’s credit policies and procedures. Credit limits are subject to varying levels of approval by senior line of business management and the Corporate Risk Management Department.

         In order to meet its credit risk management objectives, the Corporation maintains a risk profile that is diverse in terms of borrower concentrations, product-type, and industry and geographic concentrations. Additional diversification of the Corporation’s exposure is accomplished through syndication of credits, participations, loan sales, securitizations and other risk-reduction measures.

Consumer Risk Management

         The Corporation’s consumer risk management process utilizes sophisticated risk assessment tools, including credit scoring, across each of the consumer lines of business, including credit cards, loans secured by real estate, automobile loans and leases, and other unsecured loans. With these tools, product and price offerings are targeted to best match the consumer risk profile.

         Management of consumer lines of business continue to proactively manage the risk/reward relationship of each consumer loan portfolio segment, such that these businesses are positioned to achieve profitability targets and required rates of return on investment.

Commercial Risk Management

         The Corporation’s commercial risk management process utilizes enterprise policies focused on origination, portfolio management and managed asset related activities. This risk management framework establishes approval authorities and related processes, risk rating methodologies, portfolio review parameters and management of problem loans. Line of business senior management and the Corporate Risk Management Department are actively engaged in these activities as well as continuously exploring methods to improve commercial risk management.

         Management of the commercial lines of business continue to proactively manage the risk/reward relationship of each commercial relationship and portfolio segment such that these businesses are positioned to achieve profitability targets and required rates of return.

         Within the commercial portfolio, borrowers/transactions are assigned specific risk ratings (on a scale from 1–12, with 1 and 12 the highest and lowest rating, respectively) by the originating credit officer based upon an established underwriting and approval process. Approvals are made based upon the amount of credit exposure inherent in the credit extension and are reviewed by senior line of business management and the Corporate Risk Management Department, as appropriate. Risk ratings are reviewed periodically by senior line of business personnel and the Corporate Risk Management Department and revised, if needed, to reflect the borrowers’/transactions’ current risk profile. The lower categories of credit risk are equivalent to the four bank regulatory classifications: Special Mention, Substandard, Doubtful and Loss.

OPERATING RISK MANAGEMENT

         In addition to being exposed to liquidity, market and credit risk, the Corporation is also exposed to numerous types of operating risk. Operating risk generally refers to the risk of loss resulting from the Corporation’s operations, including, but not limited to, the risk of fraud by employees or persons outside the Corporation, the execution of unauthorized transactions by employees, errors relating to transaction processing and systems, and other breaches of the internal control system and compliance requirements. This risk of loss also includes the potential legal actions that could arise as a result of the operational deficiency or as a result of noncompliance with applicable regulatory standards.

         The Corporation operates in many different businesses in diverse markets and placed reliance on the ability of its employees and systems to process a high number of transactions. In the event of a breakdown in the internal control systems, improper operation of systems or improper employee actions, the Corporation could suffer financial loss, face regulatory action and suffer damage to its reputation. In order to address this risk, Management maintains a system of internal controls with the objective of providing proper transaction authorization, safeguarding of assets from misuse or theft, and ensuring the reliability of financial and other data.

         The Corporation maintains systems of controls that it believes are reasonably designed to provide Management with timely and accurate information about the operations of Bank One. These systems have been designed to manage operating risk at appropriate levels given the Corporation’s financial strength, the environment in which it operates, and considering factors such as competition and regulation. Bank One has also established procedures that are designed to ensure that Management’s policies relating to conduct, ethics and business practices are followed on a uniform basis. In certain cases, the Corporation has experienced losses from operating risk. Such losses, among other things, have included the effects of operational errors that the Corporation has discovered and taken charges for (see Significant Items on page 15). While there can be no assurance that the Corporation will not suffer such losses in the future, Management believes that substantial progress has been made in improving internal controls, systems and corporate-wide processes and procedures. Furthermore, Management believes the plans to streamline the organization through charter consolidations and further systems integration, as well as policies enacted to push down reporting accountabilities further in the organization, have improved the Corporation’s ability to identify and limit operating risk.

CREDIT PORTFOLIO COMPOSITION

Selected Statistical Information

         The significant components of credit risk and the related ratios, presented on a reported basis, for the years indicated are as follows:

	December 31,
(Dollars in millions)	2000	1999	1998	1997	1996
At year-end:
Loans outstanding	$174,251	$163,877	$155,398	$159,579	$153,496
Nonperforming loans	2,475	1,559	1,207	1,025	912
Other, including other real estate owned	98	106	90	61	71
Nonperforming assets	2,573	1,665	1,297	1,086	983
Allowance for credit losses	4,110	2,285	2,271	2,817	2,687
Nonperforming assets/ related assets	1.48%	1.02%	0.83%	0.68%	0.64%
Allowance for credit losses/loans outstanding	2.36	1.39	1.46	1.77	1.75
Allowance for credit losses/nonperforming loans	166	147	188	275	295
For the year ended:
Average loans	$171,768	$156,855	$154,952	$155,926	$146,094
Net charge-offs	1,391	1,206 (1)	1,498	1,887	1,522
Net charge-offs/average loans	0.81%	0.77%	0.97%	1.21%	1.04%
Allowance for credit losses/net charge-offs	295	189 (1)	152	149	177

(1)
The $1.206 billion net charge-off amount in 1999 included $143 million of charges required to bring the consumer portfolio into compliance with FFIEC guidelines. Excluding these incremental charge-offs, the adjusted coverage ratio would have been 215%.

Loan Composition

         For analytical purposes, the Corporation’s portfolio is divided into commercial, consumer and credit card categories as of December 31 for the years indicated:

	2000		1999		1998		1997		1996
	Amount	% (1)	Amount	% (1)	Amount	% (1)	Amount	% (1)	Amount	% (1)
Commercial:
Domestic:
Commercial	$ 65,270	28%	$ 59,070	26%	$ 53,362	25%	$ 48,458	25%	$ 44,791	25%
Real estate:
Construction	5,757	2	5,836	3	5,108	2	4,639	2	4,387	2
Other	16,778	7	18,817	8	17,787	8	16,545	8	16,016	9
Lease financing	5,818	3	5,562	2	6,236	3	4,537	2	4,258	2
Foreign	6,837	3	7,067	3	5,945	3	5,127	3	4,160	2

Total commercial	100,460	43	96,352	42	88,438	41	79,306	40	73,612	40
Consumer:
Residential real estate	40,596	17	32,313	14	25,804	12	28,088	14	26,941	15
Automotive—loans	12,130	5	12,925	6	10,839	5	10,315	5	12,126	6
Automotive—leases	8,611	4	10,642	5	9,795	5	7,683	4	5,167	3
Other	7,710	3	7,608	3	11,488	5	11,522	6	10,795	6

Total consumer	69,047	29	63,488	28	57,926	27	57,608	29	55,029	30
Credit card: (2)
On balance sheet	4,744	2	4,037	2	9,034	4	22,665	12	24,855	14
Securitized	62,241	26	65,319	28	60,993	28	37,414	19	29,303	16

Managed credit card	66,985	28	69,356	30	70,027	32	60,079	31	54,158	30

Total managed	$236,492	100%	$229,196	100%	$216,391	100%	$196,993	100%	$182,799	100%

Total reported	$174,251		$163,877		$155,398		$159,579		$153,496

(1)	Percentages shown above for loan type are determined as a percentage of total managed assets.

(2)
During 1998, the Corporation’s certificated retained interests in credit card securitizations were reclassified to investment securities—available for sale. The Corporation’s certificated retained interests totaled $22.6 billion, $19.7 billion and $16.7 billion at December 31, 2000, 1999 and 1998, respectively.

Consumer and Credit Card Portfolio

         Consumer loans consist of credit card receivables as well as loans secured by residential real estate, automobile financing, and other forms of secured and unsecured consumer installment credit. Individual decisions to grant credit are made pursuant to processes existing at the appropriate line of business level, with the Credit Risk Management Department’s oversight for overall credit policies (see Consumer Risk Management discussion on page 27). Excluding securitized receivables, the aggregate consumer and credit card loan portfolio increased during the year to $73.8 billion at year-end 2000. Including securitized credit card receivables, the consumer portfolio increased $3.2 billion, or 2%, to $136 billion at December 31, 2000.

         Credit quality within the Corporation’s consumer and credit card portfolios deteriorated modestly in 2000 from 1999 levels, reflecting increases in nonperforming consumer finance and home equity loans. Consumer bankruptcies, while down from their peak levels experienced in 1998, remain at historically high levels. An increase in the rate of bankruptcy filings in 2001 would result in higher credit losses across the consumer and credit card portfolios.

Managed Credit Card Receivables

         For analytical purposes, the Corporation reports credit card receivables on both a reported basis and a managed basis. Reported credit card receivables include those receivables held in the portfolio and reported on the balance sheet. Managed credit card receivables include reported credit card receivables and those sold to investors through securitization (see page 41 for discussion of Loan Securitizations).

	December 31
(Dollars in millions)	2000	1999	1998
Average balances:
Credit card loans	$ 4,754	$ 7,233	$15,628
Securitized credit card receivables	61,424	61,747	44,904

Total average managed credit card receivables	$66,178	$68,980	$60,532

Total net charge-offs (including securitizations)	$ 3,584	$ 3,790	$ 3,369

Net charge-offs/average total receivables (1)	5.42%	5.49%	5.57%
Credit card delinquency rate at period-end:
30 or more days	4.51%	4.57%	4.47%
90 or more days	2.02%	2.13%	1.98%

(1)	Ratios include $183 million of securitized charge-offs taken in the fourth quarter of 1999 related to the early adoption of certain of the FFIEC’s new consumer charge-off guidelines.

         Average managed credit card receivables at December 31, 2000 were down slightly from year-end 1999, reflecting attrition, the disposition of international card operations and reduced new account origination. The increase in managed credit card loans in 1999 from 1998 reflected in part the Corporation’s September 1998 purchase of the credit card operations of Chevy Chase Bank, FSB, including $4.8 billion of managed credit card loans.

         The decline in the managed credit card charge-off rate to 5.42% in 2000 from 5.49% in 1999 reflected the effect of $183 million of securitized charge-offs taken in the 1999 fourth quarter related to the early adoption of certain new FFIEC consumer charge-off guidelines. The 1999 rate also included the effect of charge-off policy conformance changes made in the 1998 fourth quarter. Without conforming such practices, and excluding the impact of the $183 million of securitized charge-offs, the 1999 charge-off rate would have been 5.36%, compared with 5.57% in 1998. Future charge-offs in the credit card portfolio and credit quality are subject to uncertainties which may cause actual results to differ widely from that forecasted, including the direction and level of loan delinquencies, changes in consumer behavior, bankruptcy trends, portfolio seasoning, interest rate movements, and portfolio mix, among other things. Current economic data suggests that credit quality will not significantly deteriorate. However, any change in the general economy could materially change these expectations.

Consumer Loans

         Information pertaining to consumer loans (i.e., non-credit card) for the years ended is as follows:

	December 31
(Dollars in millions)	2000	1999	1998
Average balances	$66,812	$59,440	$57,206

Total net charge-offs	547	558	413

Net charge-offs/average balances (1)	0.82%	0.94%	0.72%

(1)
Ratios include $143 million of consumer charge-offs taken in the fourth quarter of 1999 related to the early adoption of the FFIEC’s new consumer charge-off guidelines. Excluding these charge-offs, the 1999 rate was 0.70%.

         The consumer loan portfolio primarily consists of loans secured by real estate as well as auto loans and leases, and provides broad diversification of risk from both a product and geographic perspective. The net charge-off rate for non-credit card consumer loans in 2000 was 0.82%. The decrease from 1999 reflects $143 million of consumer charge-offs taken in the fourth quarter of 1999 related to early adoption of the FFIEC’s new consumer credit guidelines. The 1999 consumer charge-off rate, excluding these charge-offs, would have been 0.70%. The 12 basis point increase in the 2000 net charge-off rate over the adjusted 1999 rate reflected the maturing credit loss profile associated with high volume prior year vintages. The adjusted 1999 consumer charge-off rate of 0.70% was down two basis points from the 1998 ratio, reflecting consistent performance. Future consumer portfolio charge-offs and credit quality are subject to uncertainties which may cause actual results to differ widely from that forecasted, including the direction and level of loan delinquencies, changes in consumer behavior, bankruptcy trends, portfolio seasoning, interest rate movements, and portfolio mix, among other things. Current data suggests that credit quality will not significantly deteriorate with the exception of certain indirect portfolios underwritten over the past few years. However, any change in the general economy could materially change these expectations.

         The Corporation continues to proactively manage its consumer credit operation to ensure profitable and manageable growth that can be sustained regardless of the economic environment. Recent actions taken include 1) tightening of credit underwriting criteria, 2) rationalization of the number and quality of third party loan originators (i.e., brokers and correspondents) and 3) refinement of pricing and risk management models. Collectively, these actions are intended to result in a more prudent and profitable portfolio growth trend in 2001.

Commercial Portfolio

         The Corporation’s commercial portfolio primarily comprises Corporate Banking (including syndicated credits) and Middle Market Banking loans and leases as well as commercial real estate loans made across various industries and geographic regions. Commercial loans increased 4%, from $96.4 billion at December 31, 1999, to $100.5 billion at December 31, 2000, primarily driven by growth in both the Corporate Banking and Middle Market Banking portfolios. Nonperforming commercial loans increased $708 million to $1.761 billion at year-end 2000, from $1.053 billion at December 31, 1999, primarily due to portfolio deterioration across several industries and acquisition finance transactions. Commercial net charge-offs were $597 million, or 0.60% of average loans, in 2000, compared with $306 million, or 0.34%, in 1999. For 2001, net charge-offs are expected to increase given increases in nonperforming commercial loans and loan losses observed in 2000, and the general outlook for weaker economic conditions in 2001. Future charge-offs and credit quality in the commercial portfolio are subject to uncertainties which may cause actual results to differ widely from that forecasted, including the direction and level of economic activity and its impact on selected industries, commercial real estate values, interest rate movements, and portfolio mix, among other things. Management currently anticipates that commercial credit losses for the next several quarters will at least double that of the approximately 40 basis points experienced in the last several years. While credit losses expected for the next several quarters would be considered higher than normal, a deep recession would cause dramatically higher credit losses than currently anticipated.

Commercial Portfolio Concentrations

         The following table reflects the more significant borrower industry concentrations of the commercial loan portfolio as of December 31, 2000:

(Dollars in millions)	Carrying Amount	Percent
Commercial real estate	$ 22,535	22.4%
Wholesale trade	6,080	6.0
Industrial materials	4,775	4.8
Oil and gas	4,207	4.2
Metals and products	4,128	4.1
Consumer staples	3,880	3.9
Other	54,855	54.6

Total commercial	$100,460	100.0%

Commercial Real Estate

         The commercial real estate segment of the portfolio is the largest product category and consists primarily of loans secured by real estate as well as certain loans that are real estate-related. This exposure includes loans and commitments that finance both owner-occupied and investment properties/projects.

         At December 31, 2000, commercial real estate loans totaled $22.5 billion, or 22% of commercial loans, compared with $24.7 billion, or 26% of commercial loans, at December 31, 1999. This 9% decline was largely due to Management efforts to reduce commercial real estate exposure. During 2000, net charge-offs in the commercial real estate portfolio segment were $14 million, compared with $1 million in 1999. Nonperforming commercial real estate assets, including other real estate owned, totaled $401 million, or 1.8% of related assets, at December 31, 2000, compared with $413 million, or 1.7% of related assets, at December 31, 1999.

         Commercial real estate lending is conducted in several lines of business with the majority of these loans originated by Corporate Banking primarily through its specialized National Commercial Real Estate Group. This group’s focus is lending to targeted regional and national real estate developers, homebuilders and REITs/REOCs. As of December 31, 2000, this group’s loan outstandings totaled $9.5 billion or 42% of the commercial real estate portfolio. Middle Market Banking originates primarily owner-occupied real estate loans located in the various markets served by Middle Market bankers.

          The table below presents commercial real estate loans for the National Commercial Real Estate Group by property type as of December 31, 2000:

PROPERTY-TYPE (National Commercial Real Estate Group only) (Dollars in millions)	Carrying Amount	Percent
Retail	$ 1,608	16.9%
Apartment complexes	1,525	16.1
Office buildings	1,412	14.9
REIT/REOC	1,228	12.9
Industrial	491	5.2
Lodging	402	4.2
Other	2,823	29.8

Total National Commercial Real Estate Group loans	9,489	100.0%

Other commercial real estate loans (1)	13,046

Total commercial real estate loans	$22,535

(1)	Comprised primarily of Middle Market Banking loans secured by real estate.

         The commercial real estate portfolio is geographically diverse, with no geographic concentrations greater than 10% of the portfolio at December 31, 2000.

ASSET QUALITY

Nonperforming Assets

         The Corporation defines nonperforming loans as commercial loans that are impaired and/or on nonaccrual status, consumer loans (i.e., non-credit card) greater than 90 days past due and restructured loans. These loans, along with assets primarily consisting of foreclosed real estate, represent nonperforming assets.

         The following table shows the Corporation’s nonperforming assets for the past five years:

(Dollars in millions)	December 31
	2000	1999	1998	1997	1996
Nonperforming Loans:
Commercial	$1,761	$1,053	$ 729	$ 609	$536
Consumer (1)	714	506	478	416	376

Total (2)	2,475	1,559	1,207	1,025	912
Other, primarily other real estate owned	98	106	90	61	71

Total nonperforming assets	$2,573	$1,665	$1,297	$1,086	$983

Nonperforming assets/related assets	1.48%	1.02%	0.83%	0.68%	0.64%

Loans 90 days or more past due and accruing interest (1)	$ 62	$ 126	$ 239	$ 578	$542

(1)	Prior year amounts were restated for comparison purposes to reflect a change in policy adopted in 2000 to classify consumer loans 90 days past due as nonperforming.

(2)	The amount of interest on nonperforming loans that was contractually due in 2000 totaled $143 million. Of this amount, $22 million was actually recorded in 2000.

         At December 31, 2000, nonperforming assets totaled $2.573 billion, compared with $1.665 billion at year-end 1999 and $1.297 billion at year-end 1998. The increase in nonperforming assets from year-end 1999 was primarily due to increases in nonperforming loans in the non-real estate portion of the commercial portfolio, and to a lesser extent, the consumer portfolio. The $208 million increase in consumer nonperforming loans in 2000 was attributable mainly to a deterioration in the home equity portfolio segment. Consumer nonperforming loans are written down to net realizable value once they reach 120 days delinquent and within 60 days of bankruptcy notification, thus minimizing the potential for additional credit charge-offs in this portfolio segment. The $708 million increase in nonperforming loans in the commercial portfolio resulted from credit deterioration across several industries and leveraged acquisition finance transactions. During 2000, Management substantially increased its focus on reviewing and analyzing credit, including giving more weight to recent history in estimating the potential for borrower default. This has led in some cases to earlier recognition of nonperforming and problem assets as compared to previous years.

         Despite the Corporation’s diversified commercial portfolio, the Corporation has experienced credit quality deterioration in a number of distinct market segments. A weakening economy, among other things, had led to an increase in nonperforming loans. The Corporation has established processes for identifying potential problem areas of the portfolio, which currently include exposure to leveraged lending and acquisition finance activities, healthcare, automotive parts and manufacturing, business finance and leasing, professional services, miscellaneous transportation services, selected utilities, telecommunications, and companies engaged in ongoing asbestos litigation. The Corporation will continue its enhanced focus on identifying and monitoring these potential exposure areas.

Charge-offs

         Managed net charge-offs increased 2% during 2000 to $4.728 billion, reflecting higher commercial charge-offs. This increase was partially offset by lower consumer and credit card charge-offs relative to the 1999 period, which reflected early adoption of certain new FFIEC consumer charge-off guidelines. The managed net charge-off rate decreased to 2.03% in 2000 versus 2.13% in 1999. Excluding the FFIEC-related charges adopted in 1999, the net charge-off rate for 2000 was five basis points higher than in 1999.

         The following table shows a breakout of net charge-offs by portfolio segment for the past three years ended December 31:

(Dollars in millions)	2000			1999			1998
	Net charge- offs	Average balance	Net charge- off rate	Net charge- offs	Average balance	Net charge- off rate	Net charge- offs	Average balance	Net charge- off rate
Commercial	$ 597	$100,202	0.60%	$ 306	$ 90,182	0.34%	$ 222	$ 82,118	0.27%
Consumer (1)	547	66,812	0.82	558	59,440	0.94	413	57,206	0.72
Credit card (1)(2)	3,584	66,178	5.42	3,790	68,980	5.49	3,369	60,532	5.57

Total—Managed	4,728	$233,192	2.03%	4,654	$218,602	2.13%	4,004	$199,856	2.00%

Securitized	(3,337)			(3,448)			(2,506)

Total—Reported	$ 1,391	$171,768	0.81%	$ 1,206	$156,855	0.77%	$ 1,498	$154,952	0.97%

(1)
Includes $143 million of consumer charge-offs and $183 million of securitized charge-offs taken in the fourth quarter of 1999 related to the early adoption of certain of the FFIEC’s new consumer charge-off guidelines.

(2)	Reported on a managed basis.

Charge-off Policies

         A charge-off on commercial loans is recorded in the reporting period in which either an event occurs that confirms the existence of a loss or it is determined that a loan or a portion of a loan is uncollectible.

         The timing and amount of the charge-off on consumer loans will depend on the type of loan, giving consideration to available collateral, as well as the circumstances giving rise to the delinquency. The Corporation adheres to uniform guidelines published by FFIEC in charging off consumer loans. A credit card loan is charged off when it becomes 180 days past due or in the event of bankruptcy notification, specifically, 60 days of receipt of notification. Consumer loans (i.e., non-credit card) are generally charged-off following a delinquency period of 120 days past due, or 60 days of receipt of notification in case of bankruptcy. Closed-end consumer loans such as auto loans and leases, and home mortgage loans, are typically written down to the extent of loss after considering the net realizable value of the collateral.

Allowance for Credit Losses

         The allowance for credit losses is maintained at a level that in Management’s judgment is adequate to provide for estimated probable credit losses inherent in various on- and off-balance sheet financial instruments. Reserves are based on an estimate of potential inherent loss at a point in time using a combination of empirically driven tests and Management’s judgment. Each quarter, reserves are formally estimated by each line of business and reviewed and modified by the Corporate Risk Management Department and Senior Management. The allowance for credit losses also include provisions for losses on loans considered impaired and measured pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan” (see Note 7 to the Consolidated Financial Statements on page 61). Securitized and held for sale loans, including credit card receivables, are not subject to this reserve process.

         It is the Corporate Risk Management Department’s responsibility to recommend a reserve and provision that result in adequate coverage of inherent losses within the Corporation’s credit portfolios. The Corporate Risk Management Department’s assessment is based on line-of-business reserve tests, portfolio-level econometric modeling and stress testing, as well as Management’s judgment. The Corporate Risk Management Department also utilizes third-party analysis to validate internal measures of expected inherent loss, credit quality and reserve adequacy.

          The table below summarizes the changes in the allowance for credit losses for the years ended December 31:

(In millions)	2000	1999	1998	1997	1996
Balance, beginning of year	$2,285	$2,271	$2,817	$2,687	$2,422
Charge-offs:
Commercial:
Domestic:
Commercial	618	325	222	200	174
Real estate:
Construction	8	5	3	3	3
Other	11	27	25	19	28
Lease financing	7	12	20	12	15
Foreign	64	41	52	—	2

Total commercial	708	410	322	234	222
Consumer:
Residential real estate	230	189	74	52	32
Automotive:
Loans	215	256	220	260	221
Leases	91	87	61	51	27
Other	162	203	246	256	209

Total consumer	698	735	601	619	489
Credit card	261	386	1,022	1,544	1,216

Total charge-offs	1,667	1,531	1,945	2,397	1,927
Recoveries:
Commercial:
Domestic:
Commercial	98	70	68	97	87
Real estate:
Construction	1	6	3	6	10
Other	4	25	23	29	27
Lease financing	1	2	5	3	4
Foreign	7	1	1	12	15

Total commercial	111	104	100	147	143
Consumer:
Residential real estate	17	12	11	14	8
Automotive:
Loans	69	82	92	105	93
Leases	21	23	21	17	5
Other	44	60	64	63	55

Total consumer	151	177	188	199	161
Credit card	14	44	159	164	101

Total recoveries	276	325	447	510	405
Net charge-offs:
Commercial	597	306	222	87	79
Consumer	547	558	413	420	328
Credit Card	247	342	863	1,380	1,115

Total net charge-off	1,391	1,206	1,498	1,887	1,522

Provision for credit losses	3,398	1,249	1,408	1,988	1,716
Transfers	(182)	(29)	(456)	29	71

Balance, end of year	$4,110	$2,285	$2,271	$2,817	$2,687

          Transfers from the allowance for credit losses primarily represent allocable credit reserves associated with consumer loan sale transactions, including securitization transactions.

Composition of Allowance for Credit Losses

         While the allowance for credit losses is available to absorb credit losses in the entire portfolio, the tables below present an estimate of the allowance for credit losses allocated by loan type and the percentage of loans in each category to total loans as of December 31:

(Dollars in millions)	2000		1999		1998		1997		1996
Commercial (1)	$3,199	78%	$ 972	43%	$ 834	37%	$ 660	23%	$ 674	25%
Consumer	714	17	486	21	440	19	484	17	345	13
Credit Card	197	5	148	6	199	9	813	29	930	35
Unallocated	—	—	679	30	798	35	860	31	738	27

Total	$4,110	100%	$2,285	100%	$2,271	100%	$2,817	100%	$2,687	100%

Percentage of loans to total loans:
Commercial		58%		59%		57%		50%		48%
Consumer		39		39		37		36		36
Credit Card		3		2		6		14		16

Total		100%		100%		100%		100%		100%

(1)	Includes reserves related to Business and Community Banking loans, which are included in the Retail business segment results.

         The $1.825 billion increase in the allowance for credit losses in 2000, of which $1 billion relates to the fourth quarter, was due primarily to significantly higher commercial net charge-offs and nonperforming loans, and to some extent, portfolio growth. Contributing to the increase were refinements in the credit management process that involved analyzing all of the Corporation’s credit exposure at an increasingly granular level. These actions include:

•	Giving more weight to recent history when estimating expected default rates.

•	Increasing the loss assumptions from default across most risk categories.

•	Increasing the likelihood of draw downs against unfunded commitments.

•	Stress-testing the portfolio based upon more recent, as well as long-term trends.

         At December 31, 2000, the allowance for credit losses was 295% of current year net charge-offs (on a reported basis) as compared to a reserve coverage ratio of 189% at December 31, 1999. This increase reflected significant deterioration in certain components of the commercial portfolio, leading to a strengthening of loan loss reserves. The allowance for credit losses at December 31, 2000, represented 2.36% of period-end loans and 166% of nonperforming loans, up from 1.39% and 147%, respectively, at December 31, 1999. The allowance for credit losses established for specifically identified off-balance sheet lending exposures was insignificant at December 31, 2000.

Reserve Determination

         The Corporation determines reserve amounts based upon the probable loss in the credit portfolios. The reserve is based on ranges of estimates and is intended to be adequate but not excessive. This process includes deriving probable loss estimates that are based on historical loss rates, portfolio stress testing of probable loss estimates and Management’s judgment.

         During the fourth quarter of 2000, the Corporation reviewed its practice of maintaining unallocated reserves in light of continuing refinement in loss estimation processes, including improvements in portfolio level stress testing techniques. It was concluded that the use of unallocated reserves would be discontinued. These reserves are now aligned with their respective portfolios.

Probable Loss Estimation

         The Corporation employs several different methodologies for estimating probable losses. Methodologies are determined based on a number of factors, including type of asset (e.g., consumer installment versus commercial loan), risk measurement parameters (e.g., delinquency status and bureau score versus commercial risk rating), and risk management and collection processes (e.g., retail collection center versus centrally managed workout units).

         For each of the consumer portfolios, including the credit card portfolio, reserves are established based on a statistical analysis of inherent loss over discrete periods of time. The analysis reviews historical losses, vintage performance, delinquencies and other risk characteristics of the various consumer products to estimate probable losses. These other risk characteristics evaluated may include, among other things, recent loss experience in the consumer portfolios, changes in origination sources, portfolio seasoning and underlying credit practices, including charge-off policies. These factors and analysis are updated on a quarterly basis.

         For the commercial portfolio, the Corporation conducts a two-part test. First, significant credits that have a risk rating equivalent to the bank regulatory classifications of substandard, doubtful and loss are formally reviewed each quarter and asset-specific reserves are established as appropriate. Second, inherent losses for the remaining commercial portfolio are estimated by assigning a specific reserve factor to each risk category of the portfolio based on a statistical analysis of historical loss experience over a discrete period of time. During the second quarter of 2000, the Corporation refined its measurement process for estimating probable losses inherent in the commercial portfolio. To refine the process, the Corporation analyzed historical credit loss and risk-rating migration data. The results of the analysis showed deterioration in the Corporation’s risk-class-specific default probabilities and loss given default estimates. The factors were updated to reflect a higher estimate of incurred losses in the portfolio, based on recent experience and Management’s view of the current portfolio and economic conditions. The Corporation continues to review its estimated loss factors on a regular basis and updates such factors where appropriate.

Portfolio Stress-Testing

         Stress-test based reserves are established in order to appropriately reflect the presence of indicators of inherent losses that are not fully reflected in the historical loss information. The factors considered include: nonperforming, charge-off, delinquency, portfolio growth and concentration trends; the imprecision inherent in the rating process that drives the application of reserve factors; and the effect of known changes in the economy or other events that affect loss performance and Management’s judgment.

         The Corporation has incorporated portfolio level stress testing since the first quarter of 1999. The focus of stress testing is to provide a range of reserve estimates which incorporate the Corporation’s historical loss experience and the reserve impact of events that have occurred but which are not reflected in either the Corporation’s historical expected loss factors or the current assigned risk rating.

         Stress testing of the commercial portfolio is accomplished using a framework developed to test default and loss probability estimates and the expected downgrades to exposures in identified high-risk industries. This process includes: a base case scenario using three alternative market comparable probability sets and an estimated loss given default probability to measure the impact on reserves; determining the need to apply a higher loss given default probability to the base case since historical loss rates may vary over the business cycle; and the determination of trend based reserves in high-risk industries that may not be fully reflected in the historically based loss factors, using market-based tools and information as well as sanctioned macroeconomic forecasts.

         Beginning in the second quarter of 2000, results of econometric modeling and stress testing of the consumer (i.e., non-credit card) portfolio by the Corporate Risk Management Department were formally incorporated into the estimation process. The purpose of this analysis is to quantify the impact of events that have occurred but whose effects are not yet incorporated into the historically based reserve rates. In this analysis, the consumer subportfolios were subjected to seven distinct economic scenarios, and aggregate twelve-month losses were forecasted. Findings for the various scenarios were weighted to reflect the relative likelihood of the scenarios, and weighted average losses were obtained for each subportfolio within the consumer portfolio. The weighted average losses represent our best estimate of expected losses for each segment of the consumer portfolio. Based on an analysis of these tests and Management’s judgment, line of business specific stress test based reserves were established. Specific factors incorporated into these tests included: increased concentration of higher loan-to-value (“LTV” greater than 90%) and sub-prime credits untested by a higher interest rate environment; higher concentration levels of used auto installment loans; lower new application quality; increased third party obligations; longer loan durations; and higher advance rates.

         Beginning in the second quarter of 2000, results of econometric modeling and stress testing of the credit card portfolio by the Corporate Risk Management Department were formally incorporated into the estimation process. The purpose of this analysis is to quantify the impact of events that have occurred but whose effects are not yet incorporated into the historically based reserve rates. In this analysis, the subportfolios of First USA were subjected to seven distinct economic scenarios, and aggregate nine-month losses were forecasted. Findings for the various scenarios were weighted to reflect the relative likelihood of the scenarios and weighted average loss was obtained for the line of business. The weighted average loss represents our best estimate of expected losses for the credit card portfolio. Based on an analysis of these tests and Management’s judgment, specific stress test based reserves were established for the credit card portfolio as detailed above.

DERIVATIVE FINANCIAL INSTRUMENTS

         The Corporation uses a variety of derivative financial instruments in its trading, asset and liability management, and corporate investment activities. See Note 21 (c), beginning on page 81, for a discussion of the nature and the terms of derivative financial instruments.

Notional Principal or Contractual Amounts of Derivative Financial Instruments

         The following tables represent the gross notional principal or contractual amounts of outstanding derivative financial instruments used in certain activities:

December 31, 2000 (In billions)	Trading	Asset and Liability Management	Total
Interest rate contracts	$ 695	$13	$ 708
Foreign exchange contracts	91	1	92
Equity contracts	8	—	8
Commodity contracts	3	—	3

Total	$ 797	$14	$ 811

December 31, 1999 (In billions)
Interest rate contracts	$ 895	$20	$ 915
Foreign exchange contracts	106	1	107
Equity contracts	10	—	10
Commodity contracts	1	—	1

Total	$1,012	$21	$1,033

         These amounts indicate the volume of transaction activity, and they do not represent the market or credit risk associated with these instruments. In addition, these volumes do not reflect the netting of offsetting transactions.

Accounting for Derivative Financial Instruments

         Derivative financial instruments used in trading activities are valued at estimated fair value. Such instruments include swaps, forwards, spot, futures, options, caps, floors and forward rate agreements and other conditional or exchange contracts in the interest rate, foreign exchange, equity and commodity markets. The estimated fair values are based on quoted market prices or pricing and valuation models on a present value basis using current market information. Realized and unrealized gains and losses, including any interest income or expense, are recorded in noninterest income as trading profits. Where appropriate, compensation for credit risk and ongoing servicing is deferred and recorded as income over the life of the derivative financial instruments.

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

Income Resulting from Derivative Financial Instruments

         The Corporation uses interest rate derivative financial instruments to reduce structural interest rate risk and the volatility of net interest margin. Net interest margin reflects the effective use of these derivatives. Without their use, net interest income would have been lower by $52 million in 2000, lower by $181 million in 1999 and lower by $78 million in 1998.

          Deferred gains, net of deferred losses, on interest rate swaps terminated early or dedesignated as ALM derivatives totaled $19 million as of December 31, 2000. This amount will be amortized as an adjustment to interest income or expense on the linked interest rate exposure position. The net adjustment remaining to be amortized is $31 million in 2001, $12 million in 2002, $1 million in 2003 and $(25) million thereafter.

Credit Exposure Resulting from Derivative Financial Instruments

         The Corporation maintains risk management policies that monitor and limit exposure to credit risks. For a further discussion of credit risks, see the “Credit Risk Management” section, beginning on page 26.

         Credit exposure from derivative financial instruments arises from the risk of a counterparty default on the derivative contract. The amount of loss created by the default is the replacement cost or current fair value of the defaulted contract. The Corporation utilizes master netting agreements whenever possible to reduce its credit exposure from customer defaults. These agreements allow the netting of contracts with unrealized losses against contracts with unrealized gains to the same counterparty, in the event of a counterparty default.

         The table below shows the impact of these master netting agreements:

	December 31
(In millions)	2000	1999
Gross replacement cost	$9,769	$12,254
Less: Adjustment due to master netting agreements	(7,222)	(8,895)

Current credit exposure	2,547	3,359
Unrecognized net (gains) losses due to nontrading activity	(225)	13

Balance sheet exposure	$2,322	$ 3,372

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

         At December 31, 2000, the notional value of ALM interest rate swaps tied to specific assets or liabilities totaled $12.6 billion as follows:

(In millions)	Receive Fixed Pay Floating	Pay Fixed Receive Floating	Basis Swaps	Total
Interest rate swaps associated with:
Investment securities	$ —	$ 50	$—	$ 50
Funds borrowed (including long-term debt)	5,300	7,212	60	12,572

Total	$5,300	$7,262	$60	$12,622

         Interest rate swaps used to adjust the interest rate sensitivity of specific transactions will not need to be replaced at maturity, since the corresponding asset or liability will mature along with the swap.

          The Corporation has reviewed and modified its policies and procedures regarding the designation of hedged assets and liabilities in response to the January 1, 2001 adoption of a new accounting standard for derivatives, SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. Certain types of assets and liabilities are less likely to be designated as hedged under the new accounting standard. However, this new standard has had only a minor impact on the Corporation’s ability to hedge structural interest rate risk using interest rate swaps. The accounting treatment for derivative instruments used in hedging activities changed significantly on January 1, 2001, with the adoption of SFAS 133. See Note 1(j), beginning on page 54 for more information.

Asset and Liability Management Swaps—Maturities and Rates

         The notional amounts, expected maturity, and weighted-average pay and receive rates for the ALM swap position at December 31, 2000, are summarized as follows:

(Dollars in millions)	2001	2002	2003	2004	2005	Thereafter	Total
Receive fixed/pay floating swaps:
Notional amount	$475	$ —	$ 25	$ —	$2,000	$2,800	$ 5,300
Weighted average:
Receive rate	7.24%	—%	7.61%	—%	7.12%	6.97%	7.05%
Pay rate	6.85%	—%	7.17%	—%	6.85%	6.87%	6.86%
Pay fixed/receive floating swaps:
Notional amount	$ —	$2,787	$1,250	$2,690	$ 250	$ 285	$ 7,262
Weighted average:
Receive rate	—%	7.03%	7.06%	6.99%	7.23%	7.11%	7.03%
Pay rate	—%	6.90%	7.18%	6.69%	7.67%	6.91%	6.90%
Basis swaps:
Notional amount	$ 50	$ —	$ —	$ 10	$ —	$ —	$ 60

Total notional amount	$525	$2,787	$1,275	$2,700	$2,250	$3,085	$12,622

         For generic interest rate swaps, the maturities are contractual. Variable interest rates—which generally are the one-month, three-month and six-month London interbank offered rates (“LIBOR”) in effect on the date of repricing—are assumed to remain constant. However, interest rates will change and consequently will affect the related weighted-average information presented.

LOAN SECURITIZATIONS

         The Corporation transforms loans into securities, which are sold to investors—a process referred to as securitization. The Corporation primarily securitizes credit card receivables but also securitizes home equity loans and consumer assets to a limited extent. In a credit card securitization, a designated pool of credit card receivables is removed from the balance sheet and transferred to a third-party special purpose entity (“SPE” or “Trust”), that in turn sells securities to investors entitling them to receive specified cash flows during the life of the security. The proceeds from the issuance are then distributed by the SPE to the Corporation as consideration for the loans transferred. Following a securitization, the Corporation receives: fees for servicing the receivables and any excess finance charges, yield-related fees, and interchange revenue on the receivables over and above the interest paid to the investors, net credit losses and servicing fees (termed “the excess spread”).

         The Corporation’s continuing involvement in the securitized assets includes the process of managing and servicing the transferred receivables, as well as maintaining an undivided, pro rata interest in all credit card receivables that have been securitized, referred to as seller’s interest, which is generally equal to the pool of assets included in the securitization less the investor’s portion of those assets. As the amount of the loans in the securitized pool fluctuates due to customer payments, purchases, cash advances, and credit losses, the carrying amount of the seller’s interest will vary. However, the seller’s interest is required to be maintained at a minimum level to ensure receivables are available for allocation to the investor interest. This minimum level is generally between 4% and 7% of the SPE’s principal receivables.

         Investors in the beneficial interests of the securitized loans have no recourse against the Corporation if cash flows generated from the securitized loans are inadequate to service the obligations of the SPE. To help ensure that adequate funds are available in the event of a shortfall, the Corporation is required to deposit funds into cash spread accounts if excess spread falls below certain minimum levels. Spread accounts are funded from excess spread that would normally be returned to the Corporation. In addition, various forms of other credit enhancement are provided to protect more senior investor interests from loss. Credit enhancements associated with credit card securitizations, such as cash collateral or spread accounts, totaled $311 million at December 31, 2000, and are classified on the balance sheet as other assets.

         The following comprised the Corporation’s managed credit card loans at December 31, 2000:

(In millions)
Owned credit card loans—held in portfolio	$ 2,835
Owned credit card loans—held for future securitization	1,909
Seller’s interest in credit card loans (investment securities) (1)	22,446

Total credit card loans reflected on balance sheet	27,190
Securities sold to investors and removed from balance sheet	39,795

Managed credit card loans	$66,985

(1)	Includes approximately $900 million of credit card loans sold in a securitization occurring in the first quarter of 2001.

          For analytical purposes only, the following table shows income statement line items adjusted for the net impact of securitization of credit card receivables for the years ended December 31:

(Dollars in millions)	Reported	Credit Card Securitizations	Managed
	2000
Net interest income—tax-equivalent basis	$ 8,974	$ 4,532	$ 13,506
Provision for credit losses	3,398	3,337	6,735
Noninterest income	5,090	(1,195)	3,895
Noninterest expense	11,608	—	11,608
Net income (loss)	(511)	—	(511)

Total average loans	171,768	61,424	233,192
Total average earning assets	241,058	42,977	284,035
Total average assets	271,984	42,977	314,961
Net interest margin	3.72%	10.55%	4.76%

Delinquency and charge-off rates:
Credit card delinquencies over 30 days as a percentage of ending credit card loan balances	2.74%	4.64%	4.51%
Credit card delinquencies over 90 days as a percentage of ending credit card loan balances	1.20%	2.08%	2.02%
Net credit card charge-offs as a percentage of average credit card loan Balances	5.20%	5.43%	5.42%

	1999
Net interest income—tax-equivalent basis	$ 9,142	$ 5,315	$ 14,457
Provision for credit losses	1,249	3,265	4,514
Noninterest income	8,692	(2,050)	6,642
Noninterest expense	11,490	—	11,490
Net income	3,479	—	3,479

Total average loans	156,855	61,747	218,602
Total average earning assets	223,539	45,698	269,237
Total average assets	256,491	45,698	302,189
Net interest margin	4.09%	11.63%	5.37%

Delinquency and charge-off rates:
Credit card delinquencies over 30 days as a percentage of ending credit card loan balances	4.06%	4.60%	4.57%
Credit card delinquencies over 90 days as a percentage of ending credit card loan balances	1.87%	2.15%	2.13%
Net credit card charge-offs as a percentage of average credit card loan Balances	4.73%	5.58%	5.49%

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

         Four forms of risk are measured—credit, market, operational and lease residual. Credit risk capital is determined through an analysis of both historical loss experience and market expectations. Market risk capital is set consistent with value at risk limits established by the Corporation’s risk oversight committees. Operational risk capital incorporates event and technology risks, as well as the general business risks arising from operating leverage. The operating risk evaluation process involves an examination of various risk factors that contribute to a greater likelihood of loss due to business failure, fraud or processing error. Finally, lease residual risk capital covers the potential for losses arising from the disposition of assets returned at the end of lease contracts. This price risk is analyzed based upon historical loss experiences and market factors, as well as by reviewing event-specific scenarios.

         The economic capital process provides a valuable analytical tool that is critical to the understanding of business segment performance trends. The methodologies employed are subject to ongoing development and review. Over time, the Corporation’s view of individual risks and associated capital will likely change given improvements in our ability to quantify risks inherent in various business activities.

Regulatory Capital Requirements

         Bank One is subject to capital requirements and guidelines imposed on bank holding companies by the Federal Reserve Board. The Office of the Comptroller of the Currency (“OCC”), the Federal Deposit Insurance Corporation (“FDIC”) and the Federal Reserve Board impose similar requirements and guidelines on the Banks within their respective jurisdictions. These capital requirements establish higher capital standards for banks and bank holding companies that assume greater risks. For this purpose, a bank holding company’s or bank’s assets and certain specified off-balance sheet commitments are assigned to four risk categories, each weighted differently based on the level of credit risk ascribed to such assets or commitments. A bank holding company’s or bank’s total capital, in turn, is divided into three tiers:

•
core (“Tier 1”) capital, which includes common equity, certain qualifying cumulative and noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries;

•
supplementary (“Tier 2”) capital, which includes perpetual preferred stock and related surplus not meeting the Tier 1 definition, hybrid capital instruments, perpetual debt and mandatory convertible securities, subordinated debt, intermediate-term preferred stock, and allowances for loan and lease losses; and

•	market risk (“Tier 3”) capital, which includes qualifying unsecured subordinated debt.

         Goodwill, certain identifiable intangible assets, and certain other assets must be deducted in calculating the sum of the core capital elements.

          Bank One, like other bank holding companies, is required to maintain Tier 1 and total capital (the sum of Tier 1, Tier 2 and Tier 3 capital) equal to at least 4% and 8%, respectively, of its total risk-weighted assets. At December 31, 2000, Bank One met both requirements, with Tier 1 and total capital equal to 7.3% and 10.8%, respectively, of its total risk-weighted assets. Each of the Banks was in compliance with its applicable minimum capital requirement at December 31, 2000.

         The Federal Reserve Board, the FDIC and the OCC have adopted rules to incorporate market and interest-rate risk components into their risk-based capital standards. Under these market risk requirements, capital is allocated to support the amount of market risk related to a financial institution’s ongoing trading activities.

         The Federal Reserve Board also requires bank holding companies to maintain a minimum “leverage ratio” (Tier 1 capital to adjusted average assets) of 3% for bank holding companies that have the highest regulatory rating or have implemented the risk-based capital measures for market risk, or 4% for holding companies that do not meet either of these requirements. Each of the Banks is subject to similar requirements adopted by the applicable federal regulatory agency. At December 31, 2000, Bank One’s leverage ratio was 7.3%, and each of the Banks was in compliance with its applicable leverage ratio requirement.

         Each federal banking regulator may set capital requirements higher than the minimums noted above if circumstances warrant it. For example, institutions experiencing or anticipating significant growth may be expected to maintain capital ratios, including tangible capital positions, well above the minimum levels. Furthermore, the Federal Reserve Board has indicated that it will consider a “tangible Tier 1 capital leverage ratio” (deducting all intangibles) and other measures of capital strength in evaluating proposals for expansion or new activities. No federal banking regulator has imposed any such special capital requirement on Bank One or the Banks.

         Failure to meet capital requirements could subject a bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business, which are described below.

         The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), among other things, identifies five capital categories (from “well capitalized” to “critically undercapitalized”) for insured depository institutions and requires the respective federal bank regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements within these categories.

         Failure to meet the capital guidelines could subject a depository institution to capital-raising requirements. An “undercapitalized” depository institution must develop a capital restoration plan, and its parent holding company must guarantee the bank’s compliance with the plan. In the event of the bankruptcy of the parent holding company, this guarantee would take priority over the parent’s general unsecured creditors. In addition, FDICIA requires the federal bank regulatory agencies to prescribe certain non-capital standards for safety and soundness relating generally to operations and management, asset quality and executive compensation, and it permits regulatory action against a financial institution that does not meet these standards.

         As of December 31, 2000, each Bank was “well capitalized” based on the “prompt corrective action” ratios and guidelines described above. It should be noted, however, that a Bank’s capital category is determined solely for the purpose of applying the federal banking agencies’ “prompt corrective action” regulations; the capital category may not constitute an accurate representation of the Bank’s overall financial condition or prospects.

Selected Capital Ratios

         The Corporation aims to maintain regulatory capital ratios, including those of the principal banking subsidiaries, in excess of the well-capitalized guidelines under federal banking regulations. The Corporation has maintained a well-capitalized regulatory position of the past five years.

         The tangible common equity to tangible managed assets ratio is also monitored. This ratio adds securitized credit card loans to reported total assets and is calculated net of total intangible assets. The tangible common equity to tangible managed assets ratio was 5.5% at December 31, 2000, down from 5.7% at December 31, 1999. Tier 1 and Total Capital ratios were 7.3% and 10.8%, respectively, at December 31, 2000, down from 7.7% and up from 10.7%, respectively, at December 31, 1999.

         The Corporation’s capital ratios that adhere to regulatory guidelines appear in the table below:

	December 31					Well- Capitalized Regulatory Guidelines
	2000	1999	1998	1997	1996
Regulatory leverage (1)	7.3%	7.7%	8.0%	7.8%	8.9%	3.0%
Risk-based capital ratios (1)
Tier 1	7.3	7.7	7.9	8.2	9.5	6.0
Total	10.8	10.7	11.3	12.3	13.6	10.0
Common equity/managed assets	6.0	6.3	6.7	6.7	8.0
Tangible common equity/tangible managed assets	5.5	5.7	5.8	6.2	6.9	—
Double leverage ratio (1)	108	112	108	107	107	—
Divided payout ratio	N/M	57	58	61	38	—

(1)	Includes trust preferred capital securities.
N/M—Not meaningful.

         The components of the Corporation’s regulatory risk-based capital and risk-weighted assets are as follows December 31:

(In millions)	2000	1999	1998	1997	1996
Regulatory risk-based capital:
Tier 1 capital	$ 19,824	$ 20,247	$ 19,495	$ 17,958	$ 19,241
Tier 2 capital	9,316	7,967	8,295	9,000	8,196

Total capital	$ 29,140	$ 28,214	$ 27,790	$ 26,958	$ 27,437

Total risk-weighted assets	$270,182	$263,169	$244,473	$219,557	$202,213

         In deriving Tier 1 and total capital, goodwill and other nonqualifying intangible assets are deducted as indicated December 31:

(In millions)	2000	1999	1998	1997	1996
Goodwill	$ 858	$ 934	$1,075	$1,120	$ 920
Other nonqualifying intangibles	375	669	637	109	61

Subtotal	1,233	1,603	1,712	1,229	981
Qualifying intangibles	214	583	984	473	278

Total intangibles	$1,447	$2,186	$2,696	$1,702	$1,259

Dividend Policy

         The Corporation’s common dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain an adequate capital level and alternative investment opportunities. The common dividend payout ratio is targeted in the range of 25%—30% of earnings over time. Common stock dividends declared for 2000 were $1.26 per share compared with $1.68 per share for 1999. This reflects a 50% reduction of the quarterly dividend rate from 42 cents per share to 21 cents per share in the third quarter of 2000. On January 16, 2001, the Corporation declared its quarterly common cash dividend of 21 cents per share, payable on April 1, 2001.

         On January 20, 1998, Banc One declared a 10% common stock dividend to shareholders of record on February 12, 1998. On January 18, 2000, the Corporation announced the discontinuation of the biannual 10% stock dividend.

Double Leverage

         Double leverage is the extent to which the Corporation’s debt is used to finance investments in subsidiaries. Double leverage was 108% at December 31, 2000 and 112% at December 31, 1999. Trust Preferred Capital Securities of $2.483 billion in 2000 and $1.578 billion in 1999 were included in capital for purposes of this calculation.

Stock Repurchase Program and Other Capital Activities

         On May 18, 1999, the Corporation’s Board of Directors authorized the purchase of up to 65 million shares of the Corporation’s common stock. As of December 31, 2000, the Corporation had purchased 36.6 million shares of common stock at an average price of $44.95 per share. No shares have been repurchased under the authorized plan since September 30, 1999.

         On January 30, 2001, the Corporation added to its Tier 1 capital through the sponsorship of a trust that issued $300 million aggregate principal amount of trust preferred securities, maturing on January 30, 2031, with a distribution rate of 8.00%. The sole asset of the sponsored trust is $309.3 million principal amount of 8.00% junior subordinated debt of the Corporation that will mature on January 30, 2031, and is redeemable prior to maturity at the Corporation’s option on or after January 30, 2006.

         During 2000, the Corporation added to its Tier 1 capital through the sponsorship of three trusts that issued $915 million in aggregate principal amount of trust preferred securities. During 1999, the Corporation sponsored one trust that issued $575 million in aggregate principal amount of trust preferred securities. These preferred securities are tax-advantaged issues that qualify for Tier 1 capital treatment. See Note 12 to the Corporation’s consolidated financial statements for more detail.

         On August 10, 1999, the Corporation redeemed all of its outstanding 7 1 /2% Preferred Purchase Units, totaling $150 million. The redemption price was $25.00 per unit, plus accrued and unpaid interest and contract fees totaling $0.47 per unit.

         During 2000 and 1999, the Corporation strengthened its capital position through the issuance of $1 billion and $350 million of subordinated debt, respectively.

         On December 1, 2000, the Corporation converted all outstanding 12 3 /4% First Commerce Convertible Debenture Bonds, Series A and B. The conversion rate was 18.9473. All of the debentures were converted to shares of the Corporation’s common stock.

CONSOLIDATED BALANCE SHEETS

BANK ONE CORPORATION and Subsidiaries

	December 31
(Dollars in millions)	2000	1999
Assets
Cash and due from banks	$ 17,291	$ 16,076
Interest-bearing due from banks	5,210	6,645
Federal funds sold and securities under resale agreements	4,737	9,782
Trading assets	2,788	7,952
Derivative product assets	2,322	3,372
Investment securities	50,561	47,912
Loans:
Commercial	100,460	96,352
Consumer	69,047	63,488
Credit card	4,744	4,037
Allowance for credit losses	(4,110)	(2,285)

Loans, net	170,141	161,592
Premises and equipment, net	2,894	3,317
Customers’ acceptance liability	402	366
Other assets	12,954	12,411

Total assets	$269,300	$269,425

Liabilities
Deposits:
Demand	$ 30,738	$ 31,194
Savings	63,414	64,435
Time	47,958	36,877
Foreign offices	24,967	29,772

Total deposits	167,077	162,278
Federal funds purchased and securities sold under repurchase agreements	12,120	18,720
Other short-term borrowings	18,003	21,211
Long-term debt	38,428	33,857
Guaranteed preferred beneficial interest in the Corporation’s junior subordinated debt	2,483	1,578
Acceptances outstanding	402	366
Derivative product liabilities	2,212	3,332
Other liabilities	9,940	7,993

Total liabilities	250,665	249,335

Stockholders’ Equity
Preferred stock	190	190
Common stock—$0.01 par value	12	12

Number of common shares (in thousands):	2000	1999
Authorized	2,500,000	2,500,000
Issued	1,181,386	1,182,121
Outstanding	1,159,829	1,147,343

Surplus	10,487	10,799
Retained earnings	9,060	11,037
Accumulated other adjustments to stockholders’ equity	(5)	(263)
Deferred compensation	(121)	(118)
Treasury stock, at cost (21,557,000 shares in 2000 and 34,778,000 shares in 1999)	(988)	(1,567)

Total stockholders’ equity	18,635	20,090

Total liabilities and stockholders’ equity	$269,300	$269,425

The accompanying notes are an integral part of this statement.

CONSOLIDATED INCOME STATEMENTS

BANK ONE CORPORATION and Subsidiaries

	For the Year Ended December 31
(In millions, except per share data)	2000	1999	1998
Interest Income:

Loans, including fees	$15,214	$13,051	$14,106
Bank balances	503	233	331
Federal funds sold and securities under resale agreements	577	445	423
Trading assets	440	330	367
Investment securities	3,344	3,235	2,297

Total	20,078	17,294	17,524

Interest Expense:
Deposits	6,137	4,651	4,943
Federal funds purchased and securities under repurchase agreements	1,142	935	1,090
Other short-term borrowings	1,216	942	737
Long-term debt	2,747	1,745	1,407

Total	11,242	8,273	8,177

Net Interest Income	8,836	9,021	9,347
Provision for credit losses	3,398	1,249	1,408

Net Interest Income After Provision for Credit Losses	5,438	7,772	7,939

Noninterest Income:
Non-deposit service charges	1,537	1,502	1,390
Credit card revenue	2,299	3,413	3,096
Service charges on deposits	1,310	1,283	1,255
Fiduciary and investment management fees	783	793	807
Investment securities gains (losses)	(235)	509	405
Trading	134	147	141
Other income (loss)	(738)	1,045	977

Total	5,090	8,692	8,071

Noninterest Expense:
Salaries and employee benefits	4,388	4,271	4,477
Occupancy and equipment expense	1,010	910	845
Outside service fees and processing	1,532	1,743	1,349
Marketing and development	874	1,188	1,024
Communication and transportation	841	829	781
Depreciation	454	460	512
Other intangible amortization	410	168	91
Goodwill amortization	70	69	77
Other	1,868	1,298	1,327

Total noninterest expense before merger and restructuring charges	11,447	10,936	10,483
Merger-related and restructuring charges	161	554	1,062

Total	11,608	11,490	11,545

Income (Loss) Before Income Taxes	(1,080)	4,974	4,465
Applicable income taxes (benefit)	(569)	1,495	1,357

Net Income (Loss)	$ (511)	$ 3,479	$ 3,108

Net Income (Loss) Attributable to Common Stockholders’ Equity	$ (523)	$ 3,467	$ 3,094

Earnings (Loss) Per Share:
Basic	$ (0.45)	$ 2.97	$ 2.65
Diluted	$ (0.45)	$ 2.95	$ 2.61

The accompanying notes are an integral part of this statement.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

BANK ONE CORPORATION and Subsidiaries

(In millions)	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Adjustments to Stockholders’ Equity	Deferred Compensation	Treasury Stock	Total Stockholders’ Equity
Balance—December 31, 1997	$ 326	$12	$12,584	$ 8,063	$ 209	$(137)	$(2,007)	$19,050
Net income				3,108				3,108
Change in fair value, investment securities—available for sale, net of taxes					15			15
Translation gain, net of hedge re- sults and taxes					15			15

Net income and changes in accu- mulated other adjustments to stockholders’ equity								3,138
Cash dividends declared:
On common stock				(1,228)				(1,228)
On preferred stock				(5)				(5)
On common stock by pooled affiliates				(401)				(401)
On preferred stock by pooled affiliates				(9)				(9)
Conversion of preferred stock	(136)		136					—
Issuance of stock			(189)				430	241
Acquisition of subsidiaries							2	2
Purchase of common stock							(375)	(375)
Cancellation of shares held in trea- sury			(1,866)				1,866	—
Awards granted, net of forfeitures and amortization						29		29
Other			104			14		118

Balance—December 31, 1998	190	12	10,769	9,528	239	(94)	(84)	20,560
Net income				3,479				3,479
Change in fair value, investment securities—available for sale, net of taxes					(489)			(489)
Translation (loss), net of hedge re- sults and taxes					(13)			(13)

Net income and changes in accu- mulated other adjustments to stockholders’ equity								2,977
Cash dividends declared:
On common stock				(1,958)				(1,958)
On preferred stock				(12)				(12)
Issuance of stock			(14)				175	161
Purchase of common stock							(1,677)	(1,677)
Awards granted, net of forfeitures and amortization						(24)		(24)
Other			44				19	63

Balance—December 31, 1999	190	12	10,799	11,037	(263)	(118)	(1,567)	20,090
Net loss				(511)				(511)
Change in fair value, investment securities—available for sale, net of taxes					256			256
Translation gain, net of hedge re- sults and taxes					2			2

Net loss and changes in accumu- lated other adjustments to stockholders’ equity								(253)
Cash dividends declared:
On common stock				(1,454)				(1,454)
On preferred stock				(12)				(12)
Issuance of stock			(302)				615	313
Purchase of common stock							(17)	(17)
Awards granted, net of forfeitures and amortization						(34)		(34)
Other			(10)			31	(19)	2

Balance—December 31, 2000	$ 190	$12	$10,487	$ 9,060	$ (5)	$(121)	$ (988)	$18,635

The accompanying notes are an integral part of this statement.

CONSOLIDATED STATEMENTS OF CASH FLOWS

BANK ONE CORPORATION and Subsidiaries

(In millions)	For the Year Ended December 31
	2000	1999	1998
Cash Flows from Operating Activities:
Net income (loss)	$ (511)	$ 3,479	$ 3,108
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	934	697	680
Provision for credit losses	3,398	1,249	1,408
Equity securities gains	(193)	(415)	(250)
Investment securities (gains) losses	429	(94)	(155)
Net (increase) decrease in net derivative product assets	(71)	(233)	187
Net (increase) decrease in trading assets	11,691	(292)	(180)
Net (increase) decrease in other assets	(655)	245	(2,290)
Net increase (decrease) in other liabilities	1,502	(830)	(35)
Gain on sale of banks and branch offices	—	(348)	(343)
Merger-related and restructuring charges	161	276	1,026
Other operating adjustments	143	(100)	1,516

Net cash provided by operating activities	16,828	3,634	4,672
Cash Flows from Investing Activities:
Net (increase) decrease in federal funds sold and securities under resale agreements	5,045	80	(695)
Securities available for sale:
Purchases	(72,098)	(56,564)	(27,077)
Maturities	17,882	16,150	7,336
Sales	48,960	38,361	18,543
Securities held to maturity:
Maturities	—	—	104
Credit card receivables securitized	—	7,279	10,323
Net increase in loans	(14,903)	(21,377)	(20,831)
Loan recoveries	276	325	447
Net cash and cash equivalents due to mergers, acquisitions and dispositions	—	(1,669)	(2,337)
Additions to premises and equipment	(533)	(593)	(824)
All other investing activities, net	(1,194)	41	(4,854)

Net cash used in investing activities	(16,565)	(17,967)	(19,865)
Cash Flows from Financing Activities:
Net increase in deposits	4,681	3,907	10,548
Net increase (decrease) in federal funds purchased and securities under repurchase agreements	(6,599)	(4,444)	2,819
Net increase (decrease) in other short-term borrowings	(3,208)	4,274	3,992
Proceeds from issuance of long-term debt	13,914	28,736	19,062
Repayment of long-term debt	(9,237)	(16,245)	(18,062)
Cash dividends paid	(1,222)	(2,420)	(1,322)
Proceeds from issuance of trust preferred stock	911	575	—
Proceeds from issuance of common and treasury stock	152	61	161
Purchase of treasury stock	(3)	(1,647)	(375)
All other financing activities, net	(19)	(238)	(4)

Net cash provided by (used in) financing activities	(630)	12,559	16,819
Effect of Exchange Rate Changes on Cash and Cash Equivalents	147	(25)	604

Net Increase (Decrease) in Cash and Cash Equivalents	(220)	(1,799)	2,230
Cash and Cash Equivalents at Beginning of Year	22,721	24,520	22,290

Cash and Cash Equivalents at End of Year	$ 22,501	$ 22,721	$ 24,520

Other Cash-Flow Disclosures:
Interest paid	$ 10,777	$ 8,082	$ 8,281
State and federal income taxes paid	510	704	680

The accompanying notes are an integral part of this statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BANK ONE CORPORATION and Subsidiaries

NOTE 1—Summary of Significant Accounting Policies

         The consolidated financial statements of BANK ONE CORPORATION (“the Corporation” and “Bank One”) and subsidiaries have been prepared in conformity with generally accepted accounting principles. Management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes that could differ from actual results. Certain prior-year financial statement information has been reclassified to conform to the current year’s financial statement presentation. Consolidated financial statements have been restated to include the results of operations, financial position and changes in cash flows for each period in which an acquisition was accounted for as a pooling of interests. Adjustments to conform accounting policies have been made upon integration of each acquired entity.

(a) Principles of Consolidation

         The Corporation’s consolidated financial statements include all accounts of the Corporation (the “Parent Company”) and all significant majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

(b) Trading Activities

         Trading assets and liabilities are carried at fair value. Trading profits include realized and unrealized gains and losses from both cash and derivative financial instruments used in trading activities. Trading profits also include any interest income or expense from derivative instruments. Trading activities involve instruments with interest rate, exchange rate, equity price and commodity price market risk.

(c) Investment Securities

         Debt and equity investment securities classified as available-for-sale are carried at fair value. Fair value for venture capital investments that are publicly traded is determined using quoted market prices when the investment is unrestricted; otherwise fair value is estimated using quoted market prices adjusted for market liquidity and sale restrictions. Fair value for venture capital investments that are not publicly traded is estimated based on the investees’ financial results, conditions and prospects, values of comparable public companies, market liquidity and sales restrictions. Unrealized and realized gains and losses related to venture capital investments and realized gains and losses, including other than temporary impairments, on other available-for-sale equity securities are included in noninterest income as equity securities gains. Unrealized gains and losses, net of taxes, on all other available-for-sale securities are included in accumulated other adjustments to stockholders’ equity. Realized gains and losses, including other than temporary impairments, on available-for-sale investment debt securities are included in investment securities gains. The specific identification method is used to calculate realized gains or losses.

(d) Loans

         Loans held for the foreseeable future are carried at cost. Unearned income includes deferred loan origination fees reduced by loan origination costs. Loans held for sale are carried at the lower of cost or fair value with unrealized losses included in other income. Realized gains or losses resulting from loan sales typically are included in other income but may be recorded as a recovery or charge-off when the shortfall is primarily credit related. The Corporation typically provides lease financing to its customers through direct financing leases. Leveraged leases, which represent direct financing leases involving nonrecourse debt, also are provided to customers.

         Loan origination fees and commitment fees are typically deferred and amortized over the life of the related loan. Loan origination fees and costs on credit card and other revolving loans are typically deferred and amortized into interest income using a straight-line method over one year. Other credit-related fees, such as syndication management fees, commercial letter of credit fees, and fees on unused, available lines of credit, are recorded as service charges and commissions when received or over time to match the earnings process.

         Direct financing leases are recorded at the aggregate amount of lease payments to be received plus the estimated residual values of the underlying leased assets, plus any unamortized initial direct costs, less unearned income. Leveraged leases are recorded net of nonrecourse debt. Income from direct lease financing is recognized over the lives of the leases on an approximate level rate of return on the unrecovered investment. The income recognition pattern for leveraged leases is to record losses in the early years and earnings in the later years. Residual values of leased assets are reviewed periodically for reasonableness. Declines in residual values judged to be other than temporary are recognized in the period such determinations are made.

(e) Nonperforming Loans

         A loan is considered nonperforming when placed on nonaccrual status, or when renegotiated at terms that represent an economic concession to the borrower. Commercial nonperforming loans are generally identified as impaired loans. An economic concession on a renegotiated loan may represent forgiveness of principal and/or interest or a below-market interest rate offered to the borrower to maximize recovery of the loan. Generally, this occurs when the borrower’s cash flow is insufficient to service the loan under its original terms. Subject to the nonaccrual policy below, interest on these loans is accrued at the reduced rates.

         Management places a commercial loan or lease financing receivable on nonaccrual status when the collection of contractual principal or interest is deemed doubtful, or it becomes 90 days or more past due, is not well-secured and in the process of collection. Accrued but uncollected interest is reversed and charged against interest income. Subsequently, the commercial loan or lease financing receivable is accounted for on a cash basis. Cash payments received are recognized either as interest income or as a reduction of principal when collection of principal is doubtful. A commercial loan or lease financing receivable is returned to accrual status only when all of the principal and interest amounts contractually due are reasonably assured of repayment within a reasonable time frame and when the borrower has demonstrated payment performance. Subsequently, the commercial loan or lease financing receivable is accounted for on an accrual basis.

         A credit card loan is charged off rather than placed on nonaccrual status when it becomes 180 days past due. Prior to the second quarter of 2000, other consumer loans also were charged off rather than placed on nonaccrual status. During the second quarter of 2000, the accounting policy for other consumer loans was changed, and the Corporation now places other consumer loans on nonaccrual status when they become 90 days past due. Accrued but uncollected interest is reversed and charged against interest income when credit card loans are charged off or other consumer loans are placed on nonaccrual status. Reporting of nonperforming loans was restated for all prior periods to reflect the change in accounting policy.

         The Corporation’s charge-off policies for both commercial and consumer loans are presented on page 33.

(f) Allowance for Credit Losses

         Management maintains the allowance for credit losses at a level it believes is adequate to provide for estimated probable credit losses inherent in on- and off-balance sheet credit exposure. The allowance for credit losses attributable to specifically identified off-balance sheet credit exposure is not material. For a more detailed discussion, see the “Allowance for Credit Losses” section on page 34.

(g) Premises and Equipment

         Depreciation and amortization is computed using the straight-line method over the estimated useful life of the owned asset and, for leasehold improvements, over the lesser of the remaining term of the leased facility or the estimated economic life of the improvement. For owned and capitalized assets, estimated useful lives range from three to 30 years. Maintenance and repairs are charged to expense as incurred, while major improvements are capitalized.

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

(i) Intangible Assets

         Intangible assets include goodwill resulting from acquisitions accounted for by the purchase method and identifiable intangible assets, such as customer lists, core deposits and credit card relationships. Goodwill is equal to an acquired company’s acquisition cost less the net fair value assigned to identifiable assets acquired and liabilities assumed.

         Intangible assets are reported in other assets and are amortized into other noninterest expense on an accelerated or straight-line basis over the period the Corporation expects to benefit from such assets. Goodwill is amortized over estimated periods ranging from five to 40 years (See Note 3—Mergers and Acquisitions for further details). Intangible assets are periodically reviewed for other than temporary impairment with any such declines in value included in other noninterest expense.

(j) Derivative Financial Instruments

         Effective January 1, 2001, the Corporation adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities—an Amendment of FASB Statement No. 133.” SFAS No. 133, as amended, establishes new accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities on the balance sheet and measure those derivatives at fair value. The accounting for the gains or losses resulting from changes in the value of those derivatives depends on the intended use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133, as amended, significantly changes the accounting treatment for interest rate and foreign exchange derivatives the Corporation uses in its asset and liability management activities.

         SFAS No. 133, as amended, requires that certain adjustments be made to the financial statements upon adoption of the standard. Based upon qualified and documented hedging relationships as of December 31, 2000, these adjustments, referred to as transition adjustments, had the following impact on the Corporation’s financial position on January 1, 2001 (In millions):

Increase in derivative product assets	$319
Increase in all other assets	2
Increase in derivative product liabilities	(162)
Increase in all other liabilities	(312)

Pretax balance sheet impact of transition adjustments	(153)
Increase in deferred tax asset	56

(97)
Decrease in accumulated other adjustments to stockholders’ equity, net of tax	(98)

Pretax increase in net income	$ 1

          The transition adjustments recorded on January 1, 2001, were reported in net income and accumulated other adjustments to stockholders’ equity, as appropriate.

         For a discussion of the Corporation’s pre-SFAS No. 133 accounting policies for derivative financial instruments in effect for all periods presented herein, see the “Derivative Financial Instruments” section, beginning on page 38.

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

(l) Income Taxes

         Deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in rates is recognized as income or expense in the period that includes the enactment date.

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

(n) Stock-Based Compensation

         The Corporation has elected to continue to account for stock options granted and its Employee Stock Purchase Plan pursuant to the methods prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” and related interpretations. Accordingly, there are no charges to earnings associated with stock options granted or with the Employee Stock Purchase Plan offered by the Corporation. Compensation expense related to restricted stock awards is recorded ratably over the period the shares remain restricted. Information on the Corporation’s stock-based compensation plans and disclosure of the pro forma effect of applying the fair value method contained in SFAS No. 123 is included in Note 18, beginning on page 75.

(o) New Accounting Pronouncements

Accounting for Transfers and Servicing of Financial Assets and Liabilities

         In September 2000, the FASB issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Liabilities” (“SFAS No. 140”). SFAS No. 140 revises certain criteria promulgated in previous accounting literature (SFAS No. 125) for accounting for securitizations and other transfers of financial assets and collateral, and requires additional disclosures concerning these activities. The accounting requirements of SFAS No. 140 for securitizations and other transfers of financial assets are effective for securitizations and transfers occurring on or after April 1, 2001. The applicable disclosures are required to be adopted for calendar year companies effective December 15, 2000, and accordingly, have been incorporated in these Notes to Consolidated Financial Statements. The Corporation is currently evaluating the effects of adopting the remaining provisions of SFAS No. 140 on its current accounting policies for loan securitizations and other transfers of financial assets. The Corporation currently believes that the impact, if any, of adopting SFAS No. 140 will be insignificant to its financial position and net income.

Revenue Recognition in Financial Statements

         In December 1999, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB No. 101”). SAB No. 101 summarizes certain of the SEC’s views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB No. 101B to defer the effective date of implementation of SAB No. 101 until the fourth quarter of fiscal 2000. The Corporation has reviewed its existing revenue recognition practices related to various products and services and has determined these practices are in compliance with the recognition rules prescribed in SAB No. 101 and the recent interpretive guidance issued by the SEC.

NOTE 2—Earnings Per Share

         Basic EPS is computed by dividing income available to common stockholders by the average number of common shares outstanding for the period. Except when the effect would be antidilutive, the diluted EPS calculation includes shares that could be issued under outstanding stock options and the employee stock purchase plans, and common shares that would result from the conversion of convertible preferred stock and convertible debentures. In the diluted calculation for 1998, net income is not reduced by dividends related to convertible preferred stock in the amount of $2 million, since such dividends would not have been paid had the convertible portion of the preferred stock converted to common stock. In addition, interest on convertible debentures (net of tax) is added to net income, since this interest would not be paid if the debentures were converted to common stock.

          The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31
(In millions, except per share data)	2000	1999	1998
Basic:
Net income (loss)	$ (511)	$3,479	$3,108
Preferred stock dividends	(12)	(12)	(14)

Net income (loss) attributable to common stockholders’ equity	$ (523)	$3,467	$3,094

Diluted:
Net income (loss)	$ (511)	$3,479	$3,108
Interest on convertible debentures, net of tax (1)	—	6	7
Preferred stock dividends	(12)	(12)	(12)

Diluted income (loss) available to common stockholders (1)	$ (523)	$3,473	$3,103

Average shares outstanding	1,154	1,168	1,170
Dilutive shares:
Stock options (1)	—	6	12
Convertible preferred stock	—	—	1
Convertible debentures (1)	—	4	4
Employee stock purchase plans	—	—	2

Average shares outstanding, assuming full dilution	1,154	1,178	1,189

Earnings (loss) per share:
Basic	$(0.45)	$ 2.97	$ 2.65

Diluted (1)	$(0.45)	$ 2.95	$ 2.61

(1)	Common equivalent shares and related income have been excluded from the computation of diluted loss per share for the year ended December 31, 2000, as the effect would be antidilutive.

NOTE 3—Mergers and Acquisitions

         On October 2, 1998, Banc One Corporation (“Banc One”) and First Chicago NBD Corporation (“FCN”) were each merged into the Corporation, which was a wholly owned subsidiary of Banc One formed in 1998 to effect the Merger. Each share of Banc One common stock was converted into one share of the Corporation’s common stock. Each share of FCN common stock was converted into the right to receive 1.62 shares of the Corporation’s common stock. In aggregate, 291 million shares of FCN were converted into 471 million shares of the Corporation’s common stock. Each share of preferred stock of FCN outstanding immediately prior to the Merger was converted into one share of a series of corresponding preferred stock of the Corporation with substantially the same terms. The transaction was accounted for as a pooling of interests.

         On September 30, 1998, the Corporation purchased the credit card operation of Chevy Chase Bank, FSB. The portfolio included $4.8 billion in managed credit card loans and 2.8 million Visa® and Master Card® credit card accounts. At the purchase date, a credit card account premium of $291 million was recognized on the balance sheet and is being amortized over seven years using the straight-line method. During 2000, the Corporation recognized an impairment loss associated with this purchased premium of $107 million.

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

NOTE 4—Merger-Related and Restructuring Charges

a) Second Quarter 2000 Restructuring Charge

         The Corporation recorded restructuring costs in the second quarter of 2000 related to the restructuring of certain of its retail businesses as well as exit costs associated with specific decisions made to abandon identified facilities, equipment and application software. The following table summarizes the details of these restructuring charges:

(In millions)	Personnel- Related Costs	Asset Writedowns	Contractual Obligations	Total
June 30, 2000 Restructuring Charge	$32	$104	$97	$233
Reserve Adjustments:
Increases	—	—	—	—
Decreases	(14)	(1)	—	(15)
Amounts Paid/Asset Writedowns	(1)	(27)	(96)	(124)

December 31, 2000 Reserve Balance	$17	$ 76	$ 1	$ 94

         Personnel-related items recorded initially consisted primarily of severance costs related to identified staff reductions totaling 2,200 positions in the Retail line of business that would be implemented when assets were sold. Asset writedowns included leasehold write-offs related to leased properties following the decision to abandon such facilities, as well as in the case of fixed assets and capitalized software for which similar decisions were made. Contractual obligations included the estimated costs associated with lease and other contract termination costs incorporated in the business restructuring plans.

         At December 31, 2000, Management decided not to dispose of the assets previously identified for sale and, as a result, Management reduced its estimate of staff reductions to approximately 1,257 positions. Accordingly, Management reduced the severance reserve established for this potential asset sale to $14 million. The remaining liabilities, including severance, associated with these actions will be paid as required over the contract period.

b) Fourth Quarter 1999 Restructuring Charge

         Restructuring costs recorded in the fourth quarter of 1999 totaled $207 million. The following table summarizes the activity related to this restructuring reserve during 2000:

(In millions)	Personnel- Related Costs	Asset Writedowns	Contractual Obligations	Total
December 31, 1999 Reserve Balance	$143	$24	$40	$207
Reserve Adjustments:
Increases	4	1	16	21
Decreases	(26)	(3)	(17)	(46)
Amounts Paid/Asset Writedowns	(91)	(22)	(36)	(149)

December 31, 2000 Reserve Balance	$ 30	$—	$ 3	$ 33

         The Corporation’s restructuring plan included severance and other exit costs related to the closure of the Corporation’s consumer finance branch network. Personnel-related items consisted primarily of severance and benefits costs for separated employees and executives due to delayering and management realignment. The net reduction in force was anticipated to approximate 5,100 positions. Other charges include identified asset write-offs and the termination costs associated with lease and other vendor contracts.

         The restructuring plan was modified in 2000 as the branch network was packaged for sale with $2.2 billion in consumer loans. The final transaction included a provision to provide job opportunities for employees and for the assumption of remaining lease obligations. As a result, $16 million in reserves established to cover these costs were reversed and an additional restructuring charge of $4 million was taken in the first quarter of 2000 to reflect further planned integration efforts in the consumer lending function, primarily associated with staff reductions.

         At December 31, 2000, Management reduced its estimate of remaining staff reductions to approximately 725 positions and accordingly, recorded a $26 million reduction in the severance reserve. Actions under this restructuring plan were completed by year-end 2000. The remaining liabilities, including severance, associated with these actions will be paid as required over the contract period.

c) Banc One/FCN Merger

         Actions under this restructuring plan have been completed, with only the payment of identified obligations remaining. Unpaid amounts totaled $28 million at December 31, 2000, and will be paid as required over the contract period.

Note 5—Business Segments

         In the second quarter of 2000, the Corporation significantly realigned its organization, which resulted in the following changes in the composition of the Corporation’s externally reported segments compared to those reported in the Corporation’s 1999 Form 10-K:

•	Consumer Lending and Other Consumer were combined in a new segment defined as “Retail”; WingspanBank.com was moved to Retail from First USA.

•	Private Banking was transferred from Commercial Banking to Investment Management.

•	Investment Management, which was previously allocated to the other segments, was presented as a separate line of business.

•	Corporate Investments, which was previously included in Commercial Banking, was presented as a separate line of business.

•	The segment defined as “Other Activities” was eliminated.

         The Corporation has not presented segment information for the year ended December 31, 1998, as it would be impracticable to restate the 1998 period based on the current segment compositions in an efficient and cost-effective matter. The Corporation also has not presented 2000 data under both the “old” and “new” segment compositions, as it would be impracticable to restate 2000 financial data using the 1999 segment definitions and methodologies.

         The information presented on page 3 is consistent with the content of business segment data provided to the Corporation’s management. The Corporation’s management currently does not use product group revenues to assess consolidated results. Aside from investment management and insurance products, product offerings are tailored to specific customer segments. As a result, the aggregation of product revenues and related profit measures across lines of business is not available.

         Aside from the United States, no single country or geographic region generates a significant portion of the Corporation’s revenues or assets. In addition, there are no single customer concentrations of revenue or profitability.

         See the following “Business Segments” sections for additional disclosure regarding the Corporation’s operating segments:

•	“Business Segments” on page 3.

•
Data presented in tables up until sections entitled “Supplemental Information” are included in the “Business Segment Results and Other Data” section beginning with “Retail” through “Corporate/Unallocated” on pages 4–14.

NOTE 6—Investment Securities—Available for Sale

         The following table is a summary of the available-for-sale investment portfolio:

December 31, 2000 (In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Book Value)
U.S. Treasury	$ 2,587	$ 2	$ 34	$ 2,555
U.S. government agencies	14,415	18	47	14,386
States and political subdivisions	1,276	24	8	1,292
Interest in credit card securitized receivables	22,652	116	205	22,563
Other debt securities	5,237	18	57	5,198
Equity securities (1) (2)	4,373	253	59	4,567

Total	$50,540	$431	$410	$50,561

December 31, 1999 (In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Book Value)
U.S. Treasury	$ 2,569	$ 1	$101	$ 2,469
U.S. government agencies	12,919	3	412	12,510
States and political subdivisions	1,599	20	38	1,581
Interests in securitized credit card receivables	20,369	279	193	20,455
Other debt securities	7,611	5	172	7,444
Equity securities (1) (2)	3,238	281	66	3,453

Total	$48,305	$589	$982	$47,912

December 31, 1998 (In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Book Value)
U.S. Treasury	$ 4,496	$ 66	$ 12	$ 4,550
U.S. government agencies	10,469	108	18	10,559
States and political subdivisions	1,980	84	—	2,064
Interests in securitized credit card receivables	17,544	201	375	17,370
Other debt securities	8,174	72	75	8,171
Equity securities (1) (2)	2,094	115	71	2,138

Total	$44,757	$646	$551	$44,852

(1)
The fair values of certain securities for which market quotations were not available were estimated. In addition, the fair values of certain securities reflect liquidity and other market-related factors.

(2)	Includes investments accounted for at fair value in keeping with specialized industry practice.

          As of December 31, 2000, debt investment securities had the following maturity and yield characteristics:

	Due in 1 year or less		Due after 1 year through 5 years		Due after 5 years through 10 years		Due after 10 years		Total
(Dollars in millions)	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield
U.S. Treasury	$ 1,178	5.97%	$ 993	4.66%	$ 175	4.75%	$ 241	5.25%	$ 2,587	5.31%
U.S. government agencies	11,695	6.16	848	5.82	878	5.95	994	6.54	14,415	6.15
States and political subdivisions (1)	185	7.72	487	8.00	261	8.28	343	5.10	1,276	7.24
Other debt securi- ties	21,193	9.33	5,620	7.65	697	7.67	379	8.94	27,889	8.94

Total debt securities —at amortized cost	$34,251	8.12%	$7,948	7.10%	$2,011	6.74%	$1,957	6.59%	$46,167	7.82%

Total debt securities —at fair value	$34,171		$7,913		$1,999		$1,911		$45,994

(1)	Includes tax-equivalent adjustments based on federal income tax rate of 35%.

         The distribution of mortgage-backed securities and collateralized mortgage obligations is based on average expected maturities. Actual maturities might differ because issuers may have the right to call or prepay obligations.

NOTE 7—Loans

         Loan composition is as follows:

December 31 (in millions)	2000	1999
Commercial:
Domestic:
Commercial	$ 65,270	$ 59,070
Real estate:
Construction	5,757	5,836
Other	16,778	18,817
Lease financing	5,818	5,562
Foreign	6,837	7,067

Total commercial	100,460	96,352
Consumer:
Residential real estate	40,596	32,313
Automotive—loans	12,130	12,925
Automotive—leases	8,611	10,642
Other	7,710	7,608

Total consumer	69,047	63,488
Credit card	4,744	4,037

Total loans	174,251	163,877
Less: Allowance for credit losses	4,110	2,285

Total loans, net	$170,141	$161,592

         Loans are net of unearned income of $3.467 billion and $4.075 billion as of December 31, 2000 and 1999, respectively. Loans held for sale totaled $3.0 billion at both December 31, 2000 and 1999.

         The Corporation’s primary goal in managing credit risk is to minimize the impact of default by an individual borrower or group of borrowers. As a result, the Corporation strives to maintain a loan portfolio that is diverse in terms of loan type, industry, borrower and geographic concentrations. As of December 31, 2000 and 1999, there were no significant loan concentrations with any single borrower, industry or geographic segment (see Credit Portfolio Composition on pages 28–32).

         The Corporation’s impaired loan information is as follows:

		Year Ended December 31
(In millions)		2000	1999
Impaired loans with related allowance		$1,748	$1,026
Impaired loans with no related allowance (1)		13	27

Total impaired loans		$1,761	$1,053

Allowance on impaired loans (2)		$ 407	$ 246

	Year Ended December 31
(In millions)	2000	1999	1998
Average balance of impaired loans	$1,335	$ 972	$ 638
Interest income recognized on impaired loans	31	46	38

(1)	Impaired loans for which the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan do not require an allowance under SFAS No. 114.

(2)	The allowance for impaired loans is included in the Corporation’s overall allowance for credit losses.

         A loan is considered impaired when it is probable that all principal and interest amounts due will not be collected in accordance with the loan’s contractual terms. Certain loans, such as loans carried at the lower of cost or fair value or small-balance homogeneous loans (e.g., credit card, home mortgages and installment credit) are exempt from impairment determinations for disclosure purposes. Impairment is recognized to the extent that the recorded investment of an impaired loan or pool of loans exceeds its value either based on the loan’s underlying collateral or the calculated present value of projected cash flows discounted at the contractual interest rate. Loans having a significant recorded investment are measured on an individual basis, while loans not having a significant recorded investment are grouped and measured on a pool basis.

Maturity Distribution and Interest Rate Sensitivity of Loans

         The following table shows a distribution of the maturity of loans and, for those loans due after one year, a breakdown between those loans that have floating interest rates and those that have predetermined interest rates at December 31, 2000 follows:

(In millions)	One Year or Less	One to Five Years	Over Five Years	Total
Domestic:
Commercial	$24,926	$34,582	$5,762	$65,270
Real estate	10,422	10,207	1,906	22,535

Total domestic	35,348	44,789	7,668	87,805
Foreign	4,472	2,132	233	6,837

Total	$39,820	$46,921	$7,901	$94,642

Loans with floating interest rates		$34,786	$3,521	$38,307
Loans with predetermined interest rates		12,135	4,380	16,515

Total		$46,921	$7,901	$54,822

         The amounts above exclude domestic consumer loans and domestic lease financing receivables.

Foreign Outstandings

         Included in claims are loans, balances with banks, acceptances, securities, equity investments, accrued interest, other monetary assets and current credit exposure on derivative contracts. At year-end 2000 and 1998, there were no countries for which cross-border and net local country claims exceeded 1.0% of total assets.

         The table below presents 1999 foreign outstandings where such outstandings exceeded 1.0% of total assets:

(In millions) December 31, 1999	Cross-Border Claims			Net Local Country Claims	Total Cross- Border & Net Local Country Claims
	Banks	Governments & Official Institutions	Other
Germany (1)	$2,199	$600	$319	—	$3,118

(1)	At year-end 1999, local country claims were reduced by $129 million of local country liabilities.

         At December 31, 2000 and 1998, Germany was the only country for which cross-border and net local country claims totaled between 0.75% and 1.0% of total assets. These outstandings amounted to $2.512 billion and $2.194 billion, respectively.

         At December 31, 1999, there were no countries for which cross-border and net local country claims totaled between 0.75% and 1.0% of total assets.

NOTE 8—Loan Securitizations

         The Corporation transforms loans into securities, which are sold to investors—a process referred to as securitization. At the time the Corporation enters into a securitization, a gain or loss is generally recognized based upon the fair value of the retained interests, primarily the interest-only strip. During the revolving period of a credit card securitization, the cash excess spread (excluding interchange income) received reduces the interest-only strip. At the same time, an additional gain is recognized each month over the life of the transaction as additional receivables are sold. The interest-only strip is ultimately extinguished when the securities sold to investors are repaid. For the year ended December 31, 2000, the Corporation’s normal revolving credit card activities resulted in a net decrease in the interest-only strip of $52 million. This was comprised of $594 million in revolving gains on credit card securitizations, less cash excess spread of $646 million received. In addition, $432 million of impairment write-downs of the interest-only strip were recorded. The Corporation recognized $116 million in net securitization amortization in the managed income statement, including amortization of transaction costs, as investors in individual series were repaid.

         A servicing asset or liability is not generally recognized in a credit card securitization (and thus considered in the gain or loss computation) since the Corporation receives adequate compensation relative to current market servicing prices to service the receivables sold. Transaction costs in credit card securitizations are typically deferred and amortized over the life of the security as a reduction of noninterest income. Other securitization transaction costs may be included in the gain or loss on sale.

         At December 31, 2000, the estimated fair value of seller’s interest and interest-only strip from credit card securitizations were as follows:

(In millions)
Seller’s interest	$22,356
Interest-only strip	221

Total interests in credit card securitizations	$22,577

         Certain estimates are used in determining the fair value of the interest-only strip at both the date of securitization and the balance sheet date, including the excess spread, receivable lives and the discount rate. The components of excess spread, which are estimated, include finance charge and fee revenue (excluding interchange income) generated by the securitized loans in excess of interest paid to investors, related net credit losses and servicing fees. The resulting expected cash flows over the lives of the receivables are discounted at a rate commensurate with the risk of the cash flows to determine the fair value. Such estimates and assumptions are subject to change, and accordingly, the Corporation may not recover all of the recorded investment of the interest-only strip (and thus be measured for impairment). The receivables in each trust have unique attributes and therefore the interest-only strip related to each trust is evaluated separately. The seller’s interest resulting from credit card securitizations is recorded at fair value using a present value approach, with assumptions that are consistent with the valuation of the interest-only strip.

         The following represents the Corporation’s key weighted-average assumptions used to estimate the fair value of the interest-only strip and seller’s interest relating to credit card securitizations at December 31, 2000, and the pretax sensitivity of the fair values to immediate 10 and 20 percent adverse changes in these assumptions are as follows:

(Dollars in millions)	Interest- Only Strip (1)	Sellers Interest (2)	Total Retained Interests
Receivable Lives			0.5 Years
10% Adverse Change	$ 23.6	$11.3	$ 34.9
20% Adverse Change	47.4	22.7	70.1

Excess Spread:			1.23%
10% Adverse Change	24.2	11.6	35.8
20% Adverse Change	48.4	23.2	71.6

Expected Net Credit Losses (3):			6.80%
10% Adverse Change	103.4	56.2	159.6
20% Adverse Change	194.1	98.1	292.2

Discount Rate:			10.00%
10% Adverse Change	0.7	0.3	1.0
20% Adverse Change	1.5	0.7	2.2

(1)	The effect of adverse changes in key assumptions on the fair value of the interest-only strip would be recorded in non-interest income.

(2)
The effect of adverse changes in key assumptions on the value of the seller’s interest is recorded in accumulated other adjustments to stockholders’ equity, unless the decline in value is deemed to be other than temporary, which would result in a charge to noninterest income upon recognition.

(3)	Certain Trust legal documents include finance charge and fee revenue reversals in the definition of net credit losses, resulting in a higher net credit loss rate for Trust purposes.

         The sensitivity analysis presented above illustrates the potential magnitude of significant adverse changes in key assumptions used in valuing the interest-only strip and seller’s interest, and thus the potential impact to the Corporation’s financial position and results of operations. However, the sensitivities of the fair values of the interest-only strip and seller’s interest to changes in each key assumption presented above may not be linear. Furthermore, the sensitivities above for each key variable are calculated independently of changes in the other key variables. Therefore, the sensitivity analysis above does not purport to present the maximum impairment loss that would result from 10 and 20 percent adverse changes in these assumptions. Actual experience observed may result in changes in multiple key assumptions concurrently, the magnitude of which on the fair value of the interest-only strip and seller’s interest would be dependent on the relative change and the direction of change. In addition, the sensitivity analysis does not give effect to corrective action that Management could and would take to mitigate the impact of adverse changes in key assumptions. The asset values of the seller’s interest, interest-only strip and credit enhancements are periodically reviewed for other-than-temporary impairment (see page 10 for 2000 impairment related disclosures for First USA).

          The key weighted average economic assumptions and ranges of assumptions used to estimate the fair value of interest-only strip and seller’s interest at the date of securitization (including transfer of new balances under revolving structures) for credit card securitizations occurring during 2000 were as follows:

Assumptions
Receivable Lives	0.5 Years
Excess Spread	1.22% to 3.14%
Expected Net Credit Losses	6.47% to 6.82%
Discount Rate	10.00%

         The table below summarizes the cash flows received from (paid to) credit card securitization master trusts (i.e., SPEs) during the year ended December 31, 2000:

(In millions)
Cash collections used by Trusts to purchase new revolving balances	$83,469
Servicing fees received	649
Cash flows received on retained interests (1)	2,224
Cash used to fund reserve (spread) accounts	(32)

(1)	Includes cash flows from interest-only strips as well as interchange fees received from securitized accounts.

         For a detailed discussion of the Corporation’s loan securitization process for credit card loans, see the “Loan Securitizations” section, beginning on page 41.

Note 9—Allowance for Credit Losses

         Changes in the allowance for credit losses for the years ended December 31 were as follows:

(In millions)	2000	1999	1998
Balance, beginning of year	$ 2,285	$ 2,271	$ 2,817
Additions (deductions):
Charge-offs	(1,667)	(1,531)	(1,945)
Recoveries	276	325	447

Net charge-offs	(1,391)	(1,206)	(1,498)
Provision for credit losses	3,398	1,249	1,408
Transfers	(182)	(29)	(456)

Balance, end of year	$ 4,110	$ 2,285	$ 2,271

NOTE 10—Long-Term Debt

         Long-term debt consists of borrowings having an original maturity of greater than one year. Original issue discount and deferred issuance costs are amortized into interest expense over the terms of the related notes. Long-term debt at December 31, 2000 and 1999, was as follows:

(Dollars in millions)	Effective Rate(1)	2000	1999
Parent Company
Subordinated debt
9 7 /8% notes due 2000	—%	$ —	$ 100
9 1 /5% notes due 2001	9.20	5	5
9 1 /4% notes due 2001	9.27	100	100
10 1 /4% notes due 2001	10.20	100	100
11 1 /4% notes due 2001	8.76	97	99
7 1 /4% notes due 2002(2)	7.47	349	348
8 7 /8% notes due 2002	7.05	102	104
8 1 /10% notes due 2002	6.94	203	205
8 1 /4% notes due 2002	6.73	102	104
8.74% notes due 2003(2)	8.77	170	170
7 5 /8% notes due 2003	7.68	200	200
6 7 /8% notes due 2003	6.90	200	200
Floating rate notes due 2003(3)	6.92	150	150
7 1 /4% debentures due 2004	7.28	200	200
Floating rate notes due 2005(3)	6.43	96	96
7% notes due 2005	6.85	300	297
6 1 /8% notes due 2006	6.33	149	149
7% notes due 2006	7.07	149	149
7 1 /8% notes due 2007	7.16	199	199
7 3 /5% notes due 2007(2)	7.62	398	398
6% notes due 2009	7.15	315	349
6 3 /8% notes due 2009	6.35	200	200
9 7 /8% notes due 2009(2)	9.97	53	53
7 7 /8% notes due 2010	8.41	995	—
10% notes due 2010	10.06	198	198
9 9 /10% notes due 2019	9.91	143	143
7 3 /4% notes due 2025(2)	7.98	295	294
7 5 /8% notes due 2026(2)	7.61	492	492
8% notes due 2027(2)	8.48	490	490
Convertible debentures 12 3 /4% Series A	—	—	19
Convertible debentures 12 3 /4% Series B	—	—	46
Senior debt
Medium-term notes	6.83	14,360	14,445
Other	—	14	9

Total Parent Company		20,824	20,111
Subsidiaries
Bank notes, various rates and maturities	6.76	13,375	11,279
Subordinated 7 3 /8% notes due 2002	8.44	149	148
Subordinated 6 1 /4% notes due 2003	6.25	200	200
Subordinated 6 5 /8%-7.65% notes due 2003	6.81-7.78	453	452
Subordinated 6% notes due 2005	6.84	149	148
Subordinated 6 1 /4% notes due 2008	6.40	496	496
Subordinated 8 1 /4% notes due 2024	7.72	248	254
Capitalized lease and others, at various rates and maturities	various	2,534	769

Total subsidiaries		17,604	13,746

Total long-term debt		$38,428	$33,857

(1)
The effective rate includes amortization of premium or discount. Interest rate swap agreements have been entered into that have altered the stated interest rate for certain of the borrowings from fixed to variable interest rates and from variable to fixed interest rates. The effective rates include the impact of these interest rate swap agreements at December 31, 2000. The terms to maturity of the interest rate swaps are equal to those of the altered borrowings.

(2)	The notes are not subject to redemption and impose certain limitations relating to funded debt, liens and the sale or issuance of capital stock of significant bank subsidiaries.

(3)
The floating rate notes due in 2003 have an interest rate priced at the greater of 4 1 /4% or the three-month LIBOR plus  1 /8%. The floating rate notes due in 2005 have an interest rate of the greater of 5 1 /4% or the three-month LIBOR rate plus  1 /4%.

         Aggregate annual scheduled repayments of long-term debt at December 31, 2000:

(In millions)	Total
2001	$10,925
2002	8,007
2003	4,435
2004	3,718
2005	4,118
Thereafter	7,225

Total	$38,428

NOTE 11—Deposits and Short-Term Borrowings

Deposits

         The following tables show a maturity distribution of domestic time certificates of deposit of $100,000 and over, other domestic time deposits of $100,000 and over, and deposits in foreign offices, predominantly in amounts in excess of $100,000 at December 31, 2000:

(Dollars in millions)
Domestic Time Certificates of Deposit of $100,000 and Over	Amount	Percent
Three months or less	$ 6,645	30%
Over three months to six months	2,021	9
Over six months to twelve months	3,108	14
Over twelve months	10,671	47

Total	$22,445	100%

Domestic Other Time Deposits of $100,000 and Over	Amount	Percent
Three months or less	$ 206	98%
Over three months to six months	—	—
Over six months to twelve months	—	—
Over twelve months	5	2

Total	$ 211	100%

Foreign Offices	Amount	Percent
Three months or less	$22,423	90%
Over three months to six months	1,761	7
Over six months to twelve months	738	3
Over twelve months	45	—

Total	$24,967	100%

Short-Term Borrowings

         Borrowings with original maturities of one year or less are classified as short-term. The following is a summary of short-term borrowings for each of the three years ended December 31:

(Dollars in millions)	2000	1999	1998
Federal funds purchased:
Outstanding at year-end	$ 5,253	$ 5,483	$12,112
Weighted-average rate at year-end.	5.89%	4.54%	4.65%
Daily average outstanding for the year	$ 6,281	$ 7,060	$ 9,262
Weighted-average rate for the year	6.14%	4.96%	5.24%
Highest outstanding at any month-end	$ 9,663	$ 8,806	$12,112
Securities under repurchase agreements:
Outstanding at year-end	$ 6,867	$13,237	$11,052
Weighted-average rate at year-end	6.01%	4.08%	4.43%
Daily average outstanding for the year	$12,680	$12,651	$12,423
Weighted-average rate for the year	5.96%	4.62%	4.87%
Highest outstanding at any month-end	$17,609	$16,102	$15,676
Bank notes:
Outstanding at year-end	$12,426	$12,707	$10,321
Weighted-average rate at year-end	6.71%	5.60%	5.22%
Daily average outstanding for the year	$12,298	$11,112	$ 8,175
Weighted-average rate for the year	6.50%	5.57%	5.52%
Highest outstanding at any month-end	$13,327	$12,947	$10,321
Commercial paper:
Outstanding at year-end	$ 3,048	$ 3,184	$ 2,113
Weighted-average rate at year-end	6.62%	6.09%	4.54%
Daily average outstanding for the year	$ 3,137	$ 3,006	$ 1,882
Weighted-average rate for the year	5.94%	5.23%	5.58%
Highest outstanding at any month-end	$ 3,303	$ 3,595	$ 2,491
Other short-term borrowings:
Outstanding at year-end	$ 2,529	$ 5,320	$ 4,503
Weighted-average rate at year-end	6.22%	4.46%	4.51%
Daily average outstanding for the year	$ 3,543	$ 3,739	$ 3,733
Weighted-average rate for the year	6.50%	4.98%	4.86%
Highest outstanding at any month-end	$ 6,861	$ 5,475	$ 7,202
Total short-term borrowings:
Outstanding at year-end	$30,123	$39,931	$40,101
Weighted-average rate at year-end	6.36%	4.86%	4.73%
Daily average outstanding for the year	$37,939	$37,568	$35,475
Weighted-average rate for the year	6.26%	5.00%	5.15%

NOTE 12—Guaranteed Preferred Beneficial Interest in the Corporation’s Junior Subordinated Debt

         The Corporation has sponsored eight trusts with a total aggregate issuance of $2.483 billion at December 31, 2000 in trust preferred securities. These trust preferred securities are tax-advantaged issues that qualify for Tier 1 capital treatment. Distributions on these securities are included in interest expense on long-term debt. Each of the trusts is a statutory business trust organized for the sole purpose of issuing trust securities and investing the proceeds thereof in junior subordinated debentures of the Corporation, the sole asset of each trust. The preferred trust securities of each trust represent preferred beneficial interests in the assets of the respective trusts and are subject to mandatory redemption upon payment of the junior subordinated debentures held by the trust. The common securities of each trust are wholly owned by the Corporation. Each trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon the Corporation making payment on the related junior subordinated debentures. The Corporation’s obligations under the junior subordinated securities and other relevant trust agreements, in aggregate, constitute a full and unconditional guarantee by the Corporation of each respective trust’s obligations under the trust securities issued by such trust. See Note 14 for discussion of the restrictions on the ability of the Corporation to obtain funds from its subsidiaries.

(Dollars in millions)	Trust Preferred			Junior Subordinated Debt Owned by Trust
	IssuanceDate	Initial Liquidation Value	Distribution Rate	Initial Principal Amount	Maturity	Redeemable Beginning
Capital IV	August 30, 2000	$160	3-mo LIBOR	$164.9	September 1, 2030	See (1) below.
			plus 1.50%
Capital III	August 30, 2000	475	8.75	489.7	September 1, 2030	See (1) below.
Capital II	August 8, 2000	280	8.50	288.7	August 15, 2030	August 15, 2005
Capital I	September 20, 1999	575	8.00	593	September 15, 2029	September 20, 2004
First Chicago NBD Capital 1	January 31, 1997	250	3-mo LIBOR	258	February 1, 2027	February 1, 2007
			plus 0.55%
First USA Capital Trust I (2)	December 20, 1996	200	9.33	206.2	January 15, 2027	January 15, 2007
First Chicago NBD Institutional Capital A	December 3, 1996	500	7.95	515	December 1, 2026	December 1, 2006
First Chicago NBD Institutional Capital B	December 5, 1996	250	7.75	258	December 1, 2026	December 1, 2006

(1)	Redeemable at any time subject to approval by the Federal Reserve Board.

(2)	The Corporation paid a premium of $36 million to repurchase $193 million of these securities in 1997.

NOTE 13—Stock Dividends and Preferred Stock

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

         Information on preferred stock is as follows:
	Stated Value	Issued and Outstanding December 31		Carrying Amount December 31 (in millions)
		2000	1999	2000	1999
Preferred Stock
Series B	$100	1,191,000	1,191,000	$119	$119
Series C	100	713,800	713,800	71	71

          The maximum, minimum and current dividend rates for individual series of preferred stock were as follows at December 31, 2000:

	Shares Outstanding	Stated Value Per Share	Annual Dividend Rate			Redemption Price (1)
			Maximum	Minimum	Current
Cumulative Adjustable Rate (2)
Series B	1,191,000	$100.00	12.0%	6.0%	6.0%	$100.00
Series C	713,800	$100.00	12.5%	6.5%	6.5%	$100.00

(1)	Plus accrued and unpaid dividends.
(2)	Currently redeemable.

         On January 18, 2000, the Corporation announced the discontinuation of a biannual 10% stock dividend.

Note 14—Dividends and Capital Restrictions

         The Corporation’s national bank subsidiaries are subject to two statutory limitations on their ability to pay dividends. Under the first, dividends cannot exceed the level of undivided profits. In addition, a national bank cannot declare a dividend, without regulatory approval, in an amount in excess of its net income for the current year combined with the combined net profits for the preceding two years. State bank subsidiaries may also be subject to limitations on dividend payments. The amount of dividends available from certain nonbank subsidiaries that are subject to dividend restrictions is regulated by the governing agencies to which they report.

         Based on these statutory requirements, the bank affiliates could, in the aggregate, have declared additional dividends of up to approximately $409 million without regulatory approval at January 1, 2001. The payment of dividends by any bank may also be affected by other factors, such as the maintenance of adequate capital.

         The bank affiliates are subject to various regulatory capital requirements that may require them to maintain minimum ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Failure to meet minimum capital requirements results in certain actions by bank regulators that could have a direct material effect on the bank affiliates’ financial statements. As of December 31, 2000, management believed that each of the bank affiliates met all capital adequacy requirements to which it is subject and is correctly categorized as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that categorization that management believes have changed the institution’s category. For more information, see the “Capital Management—Regulatory Capital Requirements” section, beginning on page 44.

          The actual and required capital amounts and ratios for the Corporation and its principal banking subsidiaries are presented as follows:

	Actual		To Be Categorized Adequately Capitalized
	Capital Amount	Capital Ratio	Capital Amount	Capital Ratio
At December 31, 2000 (Dollars in millions)
Risk-adjusted capital (to risk-weighted assets):
The Corporation (consolidated)	$29,140	10.8%	$21,615	8.0%
Bank One, N.A. (Chicago) (1)	9,411	11.1	6,761	8.0
Bank One, N.A. (Columbus)	4,283	12.0	2,862	8.0
Bank One, Texas, N.A.	2,924	10.7	2,182	8.0
Bank One, Michigan (2)	2,406	10.9	1,759	8.0
Bank One, Arizona, N.A.	2,663	11.0	1,940	8.0
First USA Bank, N.A.	2,230	15.8	1,126	8.0

Tier 1 capital (to risk-weighted assets):
The Corporation (consolidated)	$19,824	7.3%	$10,807	4.0%
Bank One, N.A. (Chicago) (1)	5,564	6.6	3,380	4.0
Bank One, N.A. (Columbus)	2,867	8.0	1,431	4.0
Bank One, Texas, N.A.	1,720	6.3	1,091	4.0
Bank One, Michigan (2)	1,582	7.2	879	4.0
Bank One, Arizona, N.A.	1,699	7.0	970	4.0
First USA Bank, N.A..	2,110	15.0	563	4.0

Tier 1 leverage (to average assets):
The Corporation (consolidated)	$19,824	7.3%	$ 8,167	3.0%
Bank One, N.A. (Chicago) (1)	5,564	5.6	3,996	4.0
Bank One, N.A. (Columbus)	2,867	7.8	1,471	4.0
Bank One, Texas, N.A	1,720	5.6	1,221	4.0
Bank One, Michigan (2)	1,582	7.2	878	4.0
Bank One, Arizona, N.A.	1,699	7.1	956	4.0
First USA Bank, N.A.	2,110	11.8	718	4.0

At December 31, 1999
Risk-adjusted capital (to risk-weighted assets):
The Corporation (consolidated)	$28,214	10.7%	$21,054	8.0%
Bank One, N.A. (Chicago) (1)	8,892	11.5	6,196	8.0
Bank One, N.A. (Columbus)	3,207	10.1	2,551	8.0
Bank One, Texas, N.A.	2,972	11.0	2,153	8.0
Bank One, Michigan (2)	2,403	11.2	1,713	8.0
Bank One, Arizona, N.A.	2,763	11.0	2,017	8.0
First USA Bank, N.A.	2,493	18.3	1,088	8.0

Tier 1 capital (to risk-weighted assets):
The Corporation (consolidated)	$20,247	7.7%	$10,527	4.0%
Bank One, N.A. (Chicago) (1)	5,697	7.4	3,098	4.0
Bank One, N.A. (Columbus)	2,157	6.8	1,276	4.0
Bank One, Texas, N.A.	1,928	7.2	1,077	4.0
Bank One, Michigan (2)	1,612	7.5	856	4.0
Bank One, Arizona, N.A.	1,881	7.5	1,009	4.0
First USA Bank, N.A.	2,201	16.2	544	4.0

Tier 1 leverage (to average assets):
The Corporation (consolidated)	$20,247	7.7%	$ 7,911	3.0%
Bank One, N.A. (Chicago) (1)	5,697	6.3	3,630	4.0
Bank One, N.A. (Columbus)	2,157	6.6	1,306	4.0
Bank One, Texas, N.A	1,928	6.6	1,173	4.0
Bank One, Michigan (2)	1,612	7.0	927	4.0
Bank One, Arizona, N.A.	1,881	8.4	898	4.0
First USA Bank, N.A.	2,201	12.0	737	4.0

(1)	Formerly The First National Bank of Chicago.
(2)	Formerly NBD Bank (Michigan).

          Federal banking law restricts each bank subsidiary from extending credit to the Corporation in excess of 10% of the subsidiary’s capital stock and surplus, as defined. Any such extensions of credit are subject to strict collateral requirements.

NOTE 15—Supplemental Disclosures for Statement of Cash Flows

         During 2000, the Corporation transferred $6.5 billion of available for sale securities to trading securities. The transfer was for capital management purposes. All of these securities were sold during 2000.

         During 1999, the Corporation transferred $2.3 billion of asset-backed securities and variable corporate coupons from investment securities available for sale to trading assets. This transfer was for capital management purposes and reflects the Corporation’s intent to sell these assets in the short term.

         In connection with the Banc One/FCN merger, a $656 million transfer was made in 1998 to reclassify debt investment securities from held to maturity to available for sale. The reclassification was made to maintain an interest rate risk position that existed prior to the business combination.

         During 1998, the Corporation reclassified $9.5 billion from loans, and $468 million from other assets, to investment securities-available for sale. The amounts transferred represent the Corporation’s retained interests in its securitized credit card receivables.

         Loans transferred to other real estate owned totaled $131 million, $113 million and $239 million in 2000, 1999 and 1998, respectively.

         During both 2000 and 1999, the Corporation recognized several noncash charges to earnings for significant items. Several of these items will never result in future cash outflows while other items represent future uses of cash. See tables 1 and 2 on page 15 and “Business Segments” on pages 4–14 for a detailed listing of significant items.

NOTE 16—Supplemental Disclosures for Accumulated Other Adjustments to Stockholders’ Equity

         Accumulated other adjustments to stockholders’ equity is as follows:

(In millions)	2000	1999	1998
Fair value adjustment on investment securities—available for sale:

Balance, beginning of period	$(271)	$218	$203
Change in fair value, net of taxes of $6 in 2000, $(180) in 1999 and $72 in 1998	(5)	(391)	120
Reclassification adjustment, net of taxes of $151 in 2000, $(56) in 1999 and $(57) in 1998	261	(98)	(105)

Balance, end of period	(15)	(271)	218

Accumulated translation adjustment:
Balance, beginning of period	8	21	6
Translation gain(loss), net of hedge results and taxes	2	(13)	15

Balance, end of period	10	8	21

Total accumulated other adjustments to stockholders’ equity	$ (5)	$(263)	$239

NOTE 17—Employee Benefits

(a) Pension Plans

         Prior to 2000, the Corporation had various noncontributory defined benefit pension plans covering substantially all salaried employees. Effective December 31, 1999, all noncontributory defined benefit pension plans were combined into one plan. Effective December 31, 2000, the supplemental executive retirement plan was discontinued. There was no effect on the 2000 periodic pension cost, however, ongoing periodic pension cost will be reduced by approximately $4.3 million annually.

         The tables below set forth the Corporation’s qualified plans’ change in benefit obligation, change in plan assets and funded status:

(In millions)	2000	1999
Change in benefit obligation
Benefit obligation, January 1	$2,250	$2,380
Service cost	103	116
Interest cost	182	165
Actuarial loss (gain)	128	(259)
Plan change	—	109
Curtailment	—	(12)
Benefits paid	(415)	(249)

Benefit obligation, December 31	2,248	2,250

Change in plan assets
Fair value of plan assets, January 1	3,400	3,393
Actual return on plan assets	146	254
Corporation contribution	3	2
Benefits paid	(415)	(249)

Fair value of plan assets, December 31	3,134	3,400

Funded status	886	1,150
Unrecognized net actuarial loss (gain)	(357)	(655)
Unrecognized prior service cost	28	32
Unrecognized net transition assets	(7)	(21)

Prepaid pension costs, December 31	$ 550	$ 506

         Plan assets include approximately 1.0 million shares of the Corporation’s common stock with a fair value of approximately $37 million at December 31, 2000, and $32 million at December 31, 1999.

         The table below sets forth net periodic pension cost for 2000, 1999 and 1998 for the Corporation’s qualified and nonqualified pension plans:

(In millions)	2000	1999	1998
Service cost—benefits earned during the period	$ 110	$ 123	$ 135
Interest cost on benefit obligation	194	175	172
Expected return on plan assets	(300)	(293)	(271)
Amortization of prior service cost	9	(1)	(2)
Recognized actuarial (gain) loss	(11)	(1)	1
Amortization of transition assets	(13)	(13)	(13)
Curtailment gain	—	(13)	—

Net periodic pension cost	$ (11)	$ (23)	$ 22

          The accrued pension cost for the Corporation’s nonqualified supplemental pension plans was $77 million and $90 million at December 31, 2000 and 1999, respectively. Such plans are unfunded.

         The assumptions used in determining the Corporation’s benefit obligation and net periodic pension cost for both qualified and nonqualified supplemental pension plans are as follows:

(In millions)	December 31
	2000	1999	1998
Actuarial assumptions:
Weighted-average discount rate for benefit obligation	7.50%	8.00%	7.00%
Weighted-average rate of compensation increase	4.25%	5.00%	5.00%
Expected long-term rate of return on plan assets	9.50%	9.50%	9.50%

(b) Postretirement Benefits Other Than Pensions

         The Corporation sponsors postretirement life insurance plans and provides health care benefits for certain retirees and grandfathered employees when they retire. The postretirement life insurance benefit is noncontributory, while the health care benefits are contributory.

         The Corporation’s postretirement benefit plans’ change in benefit obligation and funded status at
December 31, 2000 and 1999 are as follows:

(In millions)	2000	1999
Change in benefit obligation
Benefit obligation, January 1	$164	$190
Service cost	—	1
Interest cost	13	13
Actuarial loss (gain)	37	(21)
Benefits paid	(17)	(19)
Curtailment	(2)	—

Benefit obligation, December 31	195	164

Change in plan assets
Fair value of plan assets, January 1	—	—
Employer contribution	17	19
Benefits paid	(17)	(19)

Fair value of plan assets, December 31	—	—

Funded status	(195)	(164)
Unrecognized net actuarial loss (gain)	20	(17)
Unrecognized prior service cost	(38)	(47)

Accrued postretirement benefit costs, December 31	$(213)	$(228)

          Net periodic cost for postretirement health care and life insurance benefits during 2000, 1999 and 1998 includes the following:

(In millions)	2000	1999	1998
Service cost—benefits earned during the period	$—	$ 1	$ 6
Interest cost on accumulated postretirement benefit obligation	13	13	17
Amortization of prior service cost	(12)	(12)	—
Adjustment for acquisitions	—	2	—
Curtailment	1	—	—

Net periodic postretirement benefit cost	$ 2	$ 4	$23

         The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.50% at December 31, 2000, and 8.00% at December 31, 1999.

         For measurement purposes, an annual rate of increase of 6.00% was assumed for 2000 in the cost of covered health care benefits; this range was assumed to decrease to 5.00% in the years 2001 and thereafter. These assumptions have a significant effect on the amounts reported. Accordingly, the effect of a 1.00% change in the assumed health-care-cost trend rates is as follows:

(In millions)	1% increase	1% decrease
Effect on 2000 service and interest cost components	$0.8	$0.7
Effect on December 31, 2000, accumulated postretirement benefit obligation	$9.6	$8.5

(c) 401(k) Plans

         The Corporation sponsored various 401(k) plans that together covered substantially all of its employees. Up until 2000, the Corporation was required to make contributions to the plans in varying amounts. The expense related to these plans was $137 million in 2000, $81 million in 1999 and $89 million in 1998. Effective December 31, 1999, all new contributions are being made to one Corporation-sponsored 401(k) plan, thereby establishing uniform contribution requirements for the entire Corporation.

NOTE 18—Stock-Based Compensation

         The Corporation utilizes several types of stock-based awards as part of its overall compensation program. In addition, the Corporation provides employees the opportunity to purchase its shares through its Employee Stock Purchase Plan. The Corporation’s stock-based compensation plans provide for the granting of awards to purchase or receive common shares and include limits as to the aggregate number of shares available for grants and the total number of shares available for grants of stock awards in any one year. The compensation cost that has been charged against income for the Corporation’s stock-based compensation plans was $59 million for 2000, $38 million for 1999 and $52 million for 1998. As a result of the 1999 fourth-quarter restructuring plan, $4 million was recorded as a restructuring charge related to the immediate vesting of restricted shares for certain executives. In 1998, $113 million was recorded as a restructuring charge related to the immediate vesting of certain restricted and performance shares resulting from the respective changes in control at FCN and First Commerce.

(a) Restricted Shares

         Restricted shares granted to key officers of the Corporation require them to continue employment for a stated number of years from the grant date before restrictions on the shares lapse. The market value of the restricted shares as of the date of grant is amortized to compensation expense ratably over the period the shares remain restricted. Holders of restricted stock receive dividends and have the right to vote the shares. As a result of the respective changes in control at FCN and First Commerce in 1998, substantially all outstanding restricted stock issued at these entities vested immediately at the time of the respective changes in control.

(b) Stock Options

         The Corporation’s stock option plans generally provide that the exercise price of any stock option may not be less than the fair value of the common stock on the date of grant.

         Options granted under the Corporation’s current stock-based compensation program generally vest over a five-year period and have a term of ten years. Certain option grants include the right to receive additional option grants (“reload” or “restorative” options) in an amount equal to the number of common shares used to satisfy the exercise price. Upon grant, reload options assume the same remaining term as the related original option and vest over a six-month period. Under a number of predecessor programs, options were granted with distinct provisions including vesting periods generally ranging from two to five years and possessing maximum terms of eight to 20 years. As a result of the change in control at FCN and First Commerce in 1998, all outstanding stock options issued at these entities vested and became exercisable immediately at the time of the respective changes in control.

         The following tables summarize stock option activity for 2000, 1999 and 1998, respectively, and provide details of the Corporation’s stock options outstanding at December 31, 2000:

	2000		1999		1998
(Shares in Thousands)	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price
Outstanding at January 1	44,630	$40.88	38,247	$34.34	40,798	$26.60
Granted	42,659	27.25	15,556	50.35	8,896	54.79
Exercised	(2,089)	19.66	(6,473)	24.34	(9,902)	20.29
Forfeited	(7,885)	38.56	(2,700)	36.56	(1,545)	37.77

Outstanding at December 31	77,315	$34.17	44,630	$40.88	38,247	$34.34

Exercisable at December 31	25,503	$36.41	19,847	$32.86	22,983	$29.30

	Options Outstanding			Options Exercisable
(Shares in Thousands) Range of Exercise Prices	Number Outstanding Dec. 31, 2000	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life	Number Exercisable Dec. 31, 2000	Wtd. Avg. Exercise Price
Less than $20.00	3,031	16.58	2.6 years	3,031	$16.58
$20.01—$25.00	4,060	24.27	4.6	4,060	24.27
$25.01—$30.00	37,990	26.60	16.6	3,752	26.43
$30.01—$35.00	5,288	32.54	8.0	1,645	32.42
$35.01—$45.00	6,056	38.82	7.2	3,540	39.00
$45.01—$55.00	16,695	49.55	12.9	6,778	48.71
Greater than $55.00	4,195	59.12	8.7	2,697	59.00

Total	77,315	$34.17	12.8 years	25,503	$36.41

(c) Employee Stock Purchase Plan

         The Corporation sponsors an Employee Stock Purchase Plan designed to encourage employee stock ownership. This plan generally allows eligible employees to purchase shares of the Corporation’s common stock at a 15% discount from the market price at the beginning of an offering or the market price at the end of such offerings, whichever is lower. During the current 18-month offering period, an employee is allowed to make deposits of up to 20% of his/her earnings (up to a designated maximum) on an annual basis to an interest-bearing savings account to purchase the number of shares permissible under the plan. The maximum number of shares each participant may purchase cannot exceed the contribution limit divided by the applicable purchase price on the offering date. The Corporation does not recognize any compensation expense with respect to this plan.

(d) Pro Forma Costs of Stock-Based Compensation

         The grant date fair values of stock options granted under the Corporation’s various stock option plans and the Employee Stock Purchase Plan were estimated using the Black-Scholes option-pricing model. This model was developed to estimate the fair value of traded options, which have different characteristics than employee stock options. In addition, changes to the subjective input assumptions can result in materially different fair market value estimates. Therefore, the Black-Scholes model may not necessarily provide a reliable single measure of the fair value of employee stock options and purchase rights.

         The following table summarizes stock-based compensation grants and their related weighted-average grant-date fair values for the years ended December 31:

	2000		1999		1998
(Shares in Thousands)	Number of Shares	Wtd. Avg. Grant Date Fair Value	Number of Shares	Wtd. Avg. Grant Date Fair Value	Number of Shares	Wtd. Avg. Grant Date Fair Value
Stock option plans	42,659	$ 9.80	15,556	$12.28	8,896	$12.03
Restricted shares	4,517	27.85	1,728	51.13	651	56.54
Employee Stock Pur- chase Plan (1)	2,122	3.27	2,974	7.28	—	—

(1)	Estimated number of shares that employees would purchase under the plan for 1999.

         The following assumptions were used to determine the Black-Scholes weighted-average grant date fair value of stock option awards and conversions in 2000, 1999 and 1998: (1) expected dividend yields ranged from
2.61%—4.86%, (2) expected volatility ranged from 19.11%—42.29%, (3) risk-free interest rates ranged from 4.36%—6.43% and (4) expected lives ranged from two to 13 years.

         The following assumptions were used to determine the Black-Scholes weighted-average grant-date fair value of employees’ purchase rights under the employee stock purchase plans in 2000 and 1999, respectively: (1) expected dividend yields of 2.58% and 2.86%, (2) expected volatility of 39.63% and 34.68%, (3) risk-free interest rates of 6.22% and 5.07% and (4) expected lives of 0.5 and 1.0 years. As certain employee stock purchase plans expired during 1998 and no additional rights were granted, determination of the average grant date fair value was not required in 1998.

         Had the compensation cost for the Corporation’s stock-based compensation plans been determined in accordance with the fair-value-based accounting method provided by SFAS No. 123, the net income and earnings per share implications for the years ended December 31, 2000, 1999 and 1998 would have been as follows:

	2000		1999		1998
(In millions, except per share data)	Pro Forma(1)	As Reported	Pro Forma(1)	As Reported	Pro Forma(1)	As Reported
Net income (loss)	$ (646)	$ (511)	$3,413	$3,479	$3,034	$3,108
Net income per common share, basic	(0.57)	(0.45)	2.91	2.97	2.58	2.65
Net income per common share, diluted	(0.57)	(0.45)	2.89	2.95	2.55	2.61

(1)	The above pro forma information may not be representative of the pro forma impact in future years.

          As a result of the change in control at FCN and First Commerce, additional compensation expense of $21 million associated with the accelerated vesting of stock options was included in the 1998 pro forma net income under SFAS No. 123.

NOTE 19—Income Taxes

         The components of total applicable income tax expense (benefit) in the consolidated income statement for the years ended December 31, 2000, 1999 and 1998, are as follows:

(In millions)	2000	1999	1998
Income tax expense:
Current:
Federal	$ 571	$ 735	$ 801
Foreign	25	2	4
State	26	97	98

Total	622	834	903
Deferred:
Federal	(1,151)	624	424
State	(40)	37	30

Total	(1,191)	661	454

Applicable income taxes (benefit)	$ (569)	$1,495	$1,357

         The tax effects of fair value adjustments on securities available for sale, foreign currency translation adjustments and certain tax benefits related to stock options are recorded directly to stockholders’ equity. The net tax (benefit) charge recorded directly to stockholders’ equity amounted to $107 million in 2000, $(259) million in 1999 and $(66) million in 1998.

         A summary reconciliation of the differences between applicable income taxes and the amounts computed at the applicable regular federal tax rate of 35% follows:

(Dollars in millions)	2000		1999		1998
Statutory tax rate	$(378)	35.0%	$1,741	35.0%	$1,563	35.0%
Increase (decrease) resulting from:
State income taxes, net of federal income tax benefit	(4)	0.3	87	1.8	83	1.9
Tax-exempt interest	(57)	5.3	(66)	(1.3)	(58)	(1.3)
Tax credits	(179)	16.6	(133)	(2.7)	(94)	(2.1)
Goodwill	25	(2.3)	23	0.5	25	0.5
Cash surrender value of life insurance	(56)	5.2	(48)	(1.0)	(45)	(1.0)
Nontaxable liquidating distributions	—	—	—	—	(142)	(3.2)
Other, net	80	(7.4)	(109)	(2.2)	25	0.6

Applicable income taxes (benefit)	$(569)	52.7%	$1,495	30.1%	$1,357	30.4%

          A net deferred tax liability is included in other liabilities in the consolidated balance sheet as a result of temporary differences between the carrying amounts of assets and liabilities in the consolidated financial statements and their related tax bases. The components of the net deferred tax liability as of December 31, 2000 and 1999 are as follows:

(In millions)	2000	1999
Deferred tax liabilities:
Deferred income on lease financing	$3,895	$3,632
Prepaid pension costs	165	91
Securitizations of credit card receivables	155	247
Deferred fee income	336	59
Other	200	36

Gross deferred tax liabilities	4,751	4,065
Deferred tax assets:
Allowance for credit losses	1,667	969
Restructure reserves	127	142
Incentive compensation	257	112
Other	933	(4)

Gross deferred tax assets	2,984	1,219

Net deferred tax liability	$1,767	$2,846

         The Corporation has an alternative minimum tax (AMT) credit carryforward for tax purposes of $109 million at December 31, 2000. The Corporation also had carryforwards of foreign tax credits (FTC) and general business credits (GBC) in the amounts of $25 million and $156 million respectively. The FTC’s will expire after 2006 and the GBC’s will expire after 2020.

NOTE 20—Lease Commitments

         The Corporation has entered into a number of operating lease agreements for premises and equipment. The minimum annual rental commitments under these leases are shown below:

(In millions)
2001	$ 279
2002	250
2003	242
2004	213
2005	180
2006 and thereafter	1,035

Total	$2,199

         The leasing commitments presented above include $259 million of cumulative charges to earnings taken through December 31, 2000, relating to the early exit from certain facilities. Rental income from premises leased to others in the amount of $80 million in 2000, $87 million in 1999 and $101 million in 1998 has reduced occupancy expense. Rental expense under operating leases approximated $384 million in 2000, $414 million in 1999 and $356 million in 1998.

NOTE 21—Financial Instruments with Off-Balance Sheet Risk

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

(a) Collateral and Other Security Arrangements

         The credit risk of both on- and off-balance sheet financial instruments varies based on many factors, including the value of collateral held and other security arrangements. To mitigate credit risk, the Corporation generally determines the need for specific covenant, guarantee and collateral requirements on a case-by-case basis, depending on the nature of the financial instrument and the customer’s creditworthiness. The Corporation may also receive comfort letters and oral assurances. The amount and type of collateral held to reduce credit risk varies but may include real estate, machinery, equipment, inventory and accounts receivable, as well as cash on deposit, stocks, bonds and other marketable securities that are generally held in the Corporation’s possession or at another appropriate custodian or depository. This collateral is valued and inspected on a regular basis to ensure both its existence and adequacy. Additional collateral is requested when appropriate.

(b) Credit-Related Financial Instruments

         The table below summarizes credit-related financial instruments, including both commitments to extend credit and letters of credit:

	December 31
(In billions)	2000	1999
Unused credit card lines	$272.7	$270.5
Unused loan commitments	162.9	143.6
Standby letters of credit and foreign office guarantees	19.0	16.8
Commercial letters of credit	0.7	0.8

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

         Standby letters of credit and foreign office guarantees are issued in connection with agreements made by customers to counterparties. If the customer fails to comply with the agreement, the counterparty may enforce the standby letter of credit or foreign office guarantee as a remedy. Credit risk arises from the possibility that the customer may not be able to repay the Corporation for standby letters of credit or foreign office guarantees. At December 31, 2000 and 1999, standby letters of credit and foreign office guarantees had been issued for the following purposes:

	December 31
(In millions)	2000	1999
Financial	$15,705	$14,261
Performance	3,305	2,551

Total (1)	$19,010	$16,812

(1)	Includes $2.7 billion at December 31, 2000, and $1.9 billion at December 31, 1999, participated to other institutions.

          At December 31, 2000, $14.8 billion of standby letters of credit and foreign office guarantees was due to expire within three years, and $4.2 billion was to expire after three years.

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

         The following is a brief description of such derivative financial instruments:

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

•	Foreign exchange contracts represent swap, spot, forward, futures and option contracts to exchange currencies.

•	Equity price contracts represent swap, forward, futures, cap, floor and option contracts that derive their values from underlying equity prices.

•	Commodity price contracts represent swap, futures, cap, floor and option contracts that derive their values from underlying commodity prices.

         The Corporation’s objectives and strategies for using derivative financial instruments for structural interest rate risk management and foreign exchange risk management are discussed on pages 24 to 26.

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

          On some derivative financial instruments, the Corporation may have additional risk. This is due to the underlying risk in the financial instruments that the Corporation may be obligated to acquire or the risk that the Corporation will deliver under a contract, but the customer fails to deliver the countervailing amount. The Corporation believes that its credit and settlement procedures minimize these risks.

         Not all derivative financial instruments have off-balance sheet market risk. Market risk associated with options purchased and caps and floors purchased are recorded in the balance sheet.

NOTE 22—Fair Value of Financial Instruments

         The Corporation is required to disclose the estimated fair value of its financial instruments in accordance with SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” These disclosures do not attempt to estimate or represent the Corporation’s fair value as a whole. The disclosure excludes assets and liabilities that are not financial instruments as well as the significant unrecognized value associated with core deposits and credit card relationships.

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

          The following table summarizes the carrying values and estimated fair values of financial instruments as of December 31, 2000 and 1999:

	2000		1999
(In millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and other short-term financial instruments (a)	$ 27,640	$ 27,640	$ 32,869	$ 32,869
Trading assets (a)	2,788	2,788	7,952	7,952
Investment securities (b)	50,561	50,561	47,912	47,912
Loans (c)	174,251	171,633	163,877	161,911
Allowance for credit losses	(4,110)	—	(2,285)	—

Loans, net	170,141	171,633	161,592	161,911
Derivative product assets:
Trading purposes (1)(f)	2,148	2,148	3,160	3,160
Other than trading purposes (f)	174	313	212	199

Total derivative product assets	2,322	2,461	3,372	3,359
Financial instruments in other assets (a)	2,220	2,220	1,911	1,911
Financial liabilities:
Deposits (d)	167,077	167,882	162,278	162,135
Securities sold not yet purchased (a)	285	285	753	753
Other short-term financial instruments (a)	30,240	30,240	39,544	39,544
Long-term debt (2)(e)	40,911	40,867	35,435	35,678
Derivative product liabilities:
Trading purposes (1)(f)	2,090	2,090	3,115	3,115
Other than trading purposes (f)	122	161	217	137

Total derivative product liabilities	2,212	2,251	3,332	3,252
Financial instruments in other liabilities (a)	1,828	1,828	1,363	1,363

(1)
The estimated average fair values of derivative financial instruments used in trading activities during 2000 and 1999 were $2.8 billion and $4.3 billion, respectively, classified as assets and $2.8 billion and $4.4 billion, respectively, classified as liabilities.

(2)	Includes trust preferred capital securities.

         Estimated fair values are determined as follows:

(a) Financial Instruments Whose Carrying Value Approximates Fair Value

         A financial instrument’s carrying value approximates its fair value when the financial instrument has an immediate or short-term maturity (generally one year or less), or is carried at fair value.

         Quoted market prices or dealer quotes typically are used to estimate fair values of trading securities and securities sold under repurchase agreements.

         Commitments to extend credit and letters of credit typically result in loans with a market interest rate when funded. The recorded book value of deferred fee income approximates the fair value.

(b) Investment Securities

         Quoted market prices typically are used to estimate the fair value of debt investment securities. Quoted market prices for similar securities are used to estimate fair value when a quoted market price is not available for a specific debt investment security. See Note 1(c) on page 52 for the methodologies used to determine the fair value of equity investment securities.

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

NOTE 23—Related Party Transactions

         Certain executive officers, directors and their related interests are loan customers of the Corporation’s affiliates. The Securities and Exchange Commission (the “Commission”) has determined that, with respect to the Corporation and significant subsidiaries (as defined by the Commission), disclosure of borrowings by directors and executive officers and certain of their related interests should be made if the loans are greater than 5% of stockholders’ equity, in the aggregate. These loans in aggregate were not greater than 5% of stockholders’ equity at December 31, 2000 or 1999.

NOTE 24—Pledged Assets

         Assets having a book value of $44.2 billion as of December 31, 2000, and $62.7 billion as of December 31, 1999, were pledged as collateral for repurchase agreements, off-balance sheet investment products, and governmental and trust department deposits in accordance with federal and state requirements, and for other purposes required by law. The assets pledged generally were comprised of commercial mortgage loans and investment securities. Of the total collateral pledged as of December 31, 2000, $491 million of collateral, which was comprised of investment securities posted as collateral for repurchase agreements, was permitted to be sold or repledged by the secured party.

         The Corporation’s bank affiliates are required to maintain average noninterest-bearing cash balances, in accordance with Federal Reserve Board regulations. The average required reserve balances were $2.5 billion in 2000 and $2.9 billion in 1999.

NOTE 25—Collateral Policy Related to Certain Asset Transfer Activity

         It is the Corporation’s policy to take possession of securities purchased under agreements to resell in order to secure the risk of counterparty nonperformance on the transaction. The Corporation monitors the fair value of the underlying securities as compared to the related receivable, including accrued interest, and adjusts the level of collateral as necessary. With respect to securities lent, the Corporation receives collateral to secure the risk of counterparty nonperformance in the form of cash or other collateral, in an amount generally in excess of the fair value of the lent securities. The Corporation monitors the fair value of the securities lent on a daily basis, and additional cash or securities are obtained as necessary.

         The fair value of collateral accepted by the Corporation in connection with these activities was $4.1 billion at December 31, 2000, of which, $3.8 billion had been sold or repledged as of the balance sheet date.

NOTE 26—Contingent Liabilities

         The Corporation and certain of its subsidiaries have been named as defendants in various legal proceedings, including certain class actions, arising out of the normal course of business or operations. In certain of these proceedings, which are based on alleged violations of consumer protection, securities, banking, insurance and other laws, rules or principles, substantial money damages are asserted against the Corporation and its subsidiaries. Since the Corporation and certain of its subsidiaries, which are regulated by one or more federal and state regulatory authorities, are the subject of numerous examinations and reviews by such authorities, the Corporation also is and will be, from time to time, normally engaged in various disagreements with regulators, related primarily to its financial services businesses. The Corporation has also received certain tax deficiency assessments. In view of the inherent difficulty of predicting the outcome of such matters, the Corporation cannot state what the eventual outcome of pending matters will be; however, based on current knowledge and after consultation with counsel, Management does not believe that liabilities arising from these matters, if any, will have a material adverse effect on the consolidated financial position of the Corporation.

NOTE 27—BANK ONE CORPORATION (Parent Company Only)
Condensed Financial Statements

Condensed Balance Sheets

December 31 (In millions)	2000	1999
Assets
Cash and due from banks:
Bank subsidiaries	$ 14	$ 16
Interest-bearing due from banks:
Bank subsidiaries	7,247	2,836
Trading assets	13	—
Investment securities—available for sale	135	353
Loans and receivables—subsidiaries:
Bank subsidiaries	7,044	7,109
Nonbank subsidiaries	6,934	8,845
Investment in subsidiaries:
Bank subsidiaries	21,166	20,148
Nonbank subsidiaries	1,663	4,255
Other assets	424	445

Total assets	$44,640	$44,007

Liabilities and Stockholders’ Equity
Short-term borrowings:
Nonbank subsidiaries	$ 73	$ 66
Other	1,166	1,268
Long-term debt:
Nonbank subsidiaries	2,560	1,621
Other	20,824	20,118
Other liabilities	1,382	844

Total liabilities	26,005	23,917
Stockholders’ equity	18,635	20,090

Total liabilities and stockholders’ equity	$44,640	$44,007

BANK ONE CORPORATION (Parent Company Only)
Condensed Income Statements

	For the Year December 31
(In millions)	2000	1999	1998
Operating Income
Dividends:
Bank subsidiaries	$ 1,775	$2,367	$4,087
Nonbank subsidiaries	762	373	359
Interest income:
Bank subsidiaries	822	534	478
Nonbank subsidiaries	513	438	247
Other	22	11	8
Management and other fees from affiliates	—	—	606
Other income:
Bank subsidiaries	7	7	—
Other	19	190	26

Total	3,920	3,920	5,811
Operating Expense
Interest expense:
Nonbank subsidiaries	161	93	80
Other	1,556	1,132	863
Merger-related charges	140	287	675
Salaries and employee benefits	52	9	209
Professional fees and services	4	3	76
Marketing and development	—	—	60
Other expense	255	97	373

Total	2,168	1,621	2,336
Income Before Income Taxes and Equity in Undistributed Net Income of Subsidiaries	1,752	2,299	3,475
Applicable income tax benefit	(197)	(198)	(284)

Income Before Equity in Undistributed Net Income of Subsidiaries	1,949	2,497	3,759
Equity in undistributed net income (loss) of subsidiaries:
Bank subsidiaries	(1,835)	797	(420)
Nonbank subsidiaries	(625)	185	(231)

Net Income (Loss)	$ (511)	$3,479	$3,108

BANK ONE CORPORATION (Parent Company Only)
Condensed Statements of Cash Flows

	For the Year December 31
(In millions)	2000	1999	1998
Cash Flows from Operating Activities
Net income (loss)	$ (511)	$3,479	$3,108
Adjustments to reconcile net income (loss) to net cash provided by operating activi- ties:
Equity in net income of subsidiaries	(77)	(3,722)	(3,965)
Dividends received from subsidiaries	2,537	2,740	4,446
Other operating adjustments	83	417	17

Total adjustments	2,543	(565)	498

Net cash provided by operating activities	2,032	2,914	3,606
Cash Flows from Investing Activities
Net (increase) in loans to subsidiaries	2,296	(3,226)	(3,024)
Net increase in capital investments in subsidiaries	(668)	(1,277)	(1,559)
Purchase of investment securities—available for sale	(1,095)	(805)	(38)
Proceeds from sales and maturities of investment securities—available for sale	1,321	729	44
Other, net	29	(29)	—

Net cash provided by (used in) investing activities	1,883	(4,608)	(4,577)
Cash Flows from Financing Activities
Net increase (decrease) in commercial paper and short-term borrowings	(181)	37	443
Proceeds from issuance of long-term debt	3,964	9,524	3,387
Redemption and repayment of long-term debt	(2,216)	(2,843)	(350)
Dividends paid	(1,222)	(2,420)	(1,322)
Proceeds from issuance of common and treasury stock	152	61	161
Purchase of treasury stock	(3)	(1,647)	(375)

Net cash provided by financing activities	494	2,712	1,944
Net Increase in Cash and Cash Equivalents	4,409	1,018	973
Cash and Cash Equivalents at Beginning of Year	2,852	1,834	861

Cash and Cash Equivalents at End of Year	$7,261	$2,852	$1,834

Other Cash-Flow Disclosures
Interest paid	$1,620	$1,113	$ 923
Income tax receipt	(139)	(335)	(50)

          In connection with issuances of commercial paper, the Corporation has an agreement providing future credit availability (back-up lines of credit) with non-affiliated banks. The agreements aggregated $300 million at December 31, 2000. The commitment fee paid under these agreements was 0.07%. The back-up lines of credit, together with overnight money market loans, short-term investments and other sources of liquid assets, exceeded the amount of commercial paper issued at December 31, 2000.

NOTE 27—Quarterly Financial Data (Unaudited)

	2000				1999
(In millions, except ratios and per share data)	Fourth	Third	Second	First	Fourth	Third	Second	First
Income Statement Data:
Total revenue, net of interest expense	$ 3,461	$ 3,942	$ 2,509	$ 4,014	$ 3,970	$ 4,340	$ 4,533	$ 4,870
Net interest income—tax-equivalent basis	2,247	2,242	2,257	2,228	2,221	2,271	2,341	2,309
Provision for credit losses	1,507	516	1,013	362	416	277	275	281
Noninterest income	1,247	1,734	288	1,821	1,782	2,098	2,222	2,590
Noninterest expense	2,847	2,593	3,507	2,661	3,030	2,713	2,806	2,941
Net income (loss)	(512)	581	(1,269)	689	411	925	992	1,151
Per Common Share Data:
Net income (loss):
Basic	$ (0.44)	$ 0.50	$ (1.11)	$ 0.60	$ 0.36	$ 0.79	$ 0.84	$ 0.97
Diluted	(0.44)	0.50	(1.11)	0.60	0.36	0.79	0.83	0.96
Cash dividends declared	0.21	0.21	0.42	0.42	0.42	0.42	0.42	0.42
Book value	15.90	16.47	16.12	17.43	17.34	17.32	17.73	17.68
Balance Sheet:
Loans:
Managed	$236,492	$237,505	$234,412	$229,673	$229,196	$222,117	$218,795	$213,814
Reported	174,251	176,419	172,591	168,078	163,877	158,143	157,464	154,850
Deposits	167,077	164,130	163,169	164,643	162,278	156,900	156,454	153,699
Long-term debt (1)	40,911	42,641	39,093	38,753	35,435	34,735	27,728	24,988
Total assets:
Managed	309,096	324,780	316,011	317,176	315,064	311,490	302,844	294,694
Reported	269,300	283,373	272,709	273,008	269,425	264,135	256,033	250,402
Common stockholders’ equity	18,445	19,042	18,630	20,081	19,900	19,860	20,860	20,870
Total stockholders’ equity	18,635	19,232	18,820	20,271	20,090	20,050	21,050	21,060
Credit Quality Ratios:
Net charge-offs to average loans	1.11%	0.74%	0.75%	0.64%	0.95%	0.68%	0.71%	0.73%
Allowance for credit losses to period end loans	2.36	1.75	1.73	1.39	1.39	1.42	1.43	1.47
Nonperforming assets to related assets	1.48	1.21	1.03	0.99	1.02	1.06	1.03	1.04
Financial Performance Ratios:
Return (loss) on average assets	(0.75)%	0.85%	(1.87)%	1.03%	0.62%	1.44%	1.57%	1.85%
Return (loss) on average common equity	(10.7)	12.2	(26.0)	13.9	8.2	18.2	19.1	22.9
Net interest margin:
Managed	4.65	4.66	4.80	4.91	4.98	5.32	5.55	5.66
Reported	3.67	3.68	3.77	3.78	3.79	4.04	4.26	4.30
Efficiency ratio:
Managed	66.0%	54.6%	103.8%	53.7%	62.1%	52.1%	52.3%	52.1%
Reported	81.5	65.2	137.8	65.7	75.7	62.1	61.5	60.0
Capital Ratios:
Risk-based capital:
Tier 1	7.3	7.5	7.2	7.7	7.7	7.7	8.1	8.2
Total	10.8	10.9	10.3	10.6	10.7	10.8	11.4	11.7
Tangible common equity/tangible managed assets	5.5	5.4	5.4	5.7	5.7	5.7	6.2	6.3
Common Stock Data:
Average shares outstanding:
Basic	1,158	1,156	1,153	1,149	1,147	1,167	1,180	1,178
Diluted (2)	1,158	1,167	1,153	1,155	1,154	1,177	1,195	1,193
Stock price:
High	$ 37.69	$ 38.81	$ 36.88	$ 34.75	$ 39.56	$ 60.88	$ 63.13	$ 57.75
Low	31.88	28.44	26.56	24.25	29.98	34.31	53.75	47.50
Close	36.63	38.06	26.56	34.38	32.00	34.81	59.56	55.06

(1)	Includes trust preferred capital securities.

(2)	Common equivalent shares have been excluded from the computation of diluted loss per share in the second and fourth quarters of 2000 as the effect would be antidilutive.

REPORT OF MANAGEMENT

         Management of BANK ONE CORPORATION and its subsidiaries (“the Corporation”) is responsible for the preparation, integrity and fair presentation of its published financial reports. These reports include consolidated financial statements that have been prepared in accordance with Generally Accepted Accounting Principles, using Management’s best judgment and all information available.

         The consolidated financial statements of the Corporation have been audited by Arthur Andersen LLP, independent auditors. Their accompanying report is based upon an audit conducted in accordance with generally accepted auditing standards, including the related review of internal accounting controls and financial reporting matters. The Audit and Risk Management Committee of the Board of Directors, which consists solely of outside directors, meets at least quarterly with the independent auditors, the Internal Audit Department and representatives of management to discuss, among other things, accounting and financial reporting matters.

         Management of the Corporation is responsible for establishing and maintaining an effective internal control structure over financial reporting, including the safeguarding of assets against unauthorized acquisition, use or disposition. The Corporation maintains systems of controls that it believes are reasonably designed to provide Management with timely and accurate information about the operations of the Corporation. Both the Corporation’s independent auditors and the internal audit function directly provide reports on significant matters to the Audit and Risk Management Committee. The Corporation’s independent auditors, the internal audit function and the Audit and Risk Management Committee have free access to each other. Substantial changes were made in 2000 which Management believes improved internal controls, systems and corporate-wide processes and procedures.

         The Corporation is dedicated to maintaining a culture that reflects the highest standards of integrity and ethical conduct when engaging in its business activities. Management of the Corporation is responsible for compliance with various federal and state laws and regulations, and the Corporation has established procedures that are designed to ensure that Management’s policies relating to conduct, ethics and business practices are followed on a uniform basis.

BANK ONE CORPORATION

/s/ James Dimon
James Dimon
Chairman and Chief Executive Officer

/s/ Charles W. Scharf
Charles W. Scharf
Executive Vice President and
Chief Financial Officer

Chicago, Illinois
January 16, 2001

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors
    of BANK ONE CORPORATION:

         We have audited the accompanying consolidated balance sheets of BANK ONE CORPORATION (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of BANK ONE CORPORATION’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BANK ONE CORPORATION and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

Chicago, Illinois, January 17, 2001	/s/ Arthur Andersen LLP

SELECTED STATISTICAL INFORMATION

Common Stock and Stockholder Data: (1)(2)	2000		1999		1998		1997		1996
Market price:
High for the year	$38.81		$63.13		$64.78		$54.37		$43.53
Low for the year	24.25		29.98		37.58		35.57		28.41
At year-end	36.63		32.00		51.06		49.37		39.09
Book value (at year-end)	15.90		17.34		17.31		16.03		16.64
Dividend payout ratio (3)	N/M		57%		58%		61%		38%
Financial Ratios:
Net income (loss) as a percentage of: (4)
Average stockholders’ equity	(2.6)%		17.0%		15.8%		15.6%		17.1%
Average common stockholders’ equity	(2.6)		17.2		15.9		16.0		17.8
Average total assets	(0.2)		1.4		1.3		1.3		1.4
Average earning assets	(0.2)		1.6		1.5		1.5		1.6
Stockholders’ equity at year-end as a percentage of:
Total assets at year-end	6.9		7.5		7.9		8.0		8.6
Total loans at year-end	10.7		12.3		13.2		11.9		12.7
Total deposits at year-end	11.2		12.4		12.7		12.4		13.4
Average stockholders’ equity as a percentage of:
Average total assets	7.2		8.0		8.2		8.2		8.4
Average loans	11.4		13.0		12.7		12.2		12.9
Average deposits	12.0		13.2		13.1		12.9		13.2
Income to fixed charges: (5)
Excluding interest on deposits	0.8	x	2.3	x	2.3	x	2.4	x	2.6	x
Including interest on deposits	0.9	x	1.6	x	1.5	x	1.5	x	1.6	x

(1)	There were 114,511 common stockholders of record as of December 31, 2000.

(2)	The principal market for the Corporation’s common stock is the New York Stock Exchange. The Corporation’s common stock also is listed on the Chicago Stock Exchange.

(3)	Due to loss.

(4)	Does not include deduction for preferred dividends.

(5)	Results for the year ended December 31, 2000, were insufficient to cover fixed charges. The coverage deficiency was approximately $1.2 billion.

[THIS PAGE INTENTIONALLY LEFT BLANK]

Average Balances/Net Interest Margin/Rates

BANK ONE CORPORATION and Subsidiaries

	Year Ended December 31
	2000			1999
(Income and rates on tax-equivalent basis) (Dollars in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Short-term investments	$ 16,941	$ 1,080	6.38%	$ 13,976	$ 678	4.85%
Trading assets	6,937	439	6.33	6,128	332	5.42
Investment securities: (1)
U.S. government and federal agencies	14,406	958	6.65	15,228	1,008	6.62
States and political subdivisions	1,367	105	7.68	1,835	135	7.36
Other (2)	29,639	2,362	7.97	29,517	2,169	7.35

Total investment securities	45,412	3,425	7.54	46,580	3,312	7.11
Loans: (3)
Commercial	100,202	8,381	8.36	90,182	6,812	7.55
Consumer	66,812	6,086	9.11	59,440	5,142	8.65
Credit card	4,754	805	16.93	7,233	1,139	15.75

Total loans	171,768	15,272	8.89	156,855	13,093	8.35

Total earning assets (4)	241,058	$20,216	8.39%	223,539	$17,415	7.79%

Allowance for credit losses	(2,860)			(2,290)
Other assets	33,786			35,242

Total assets	$271,984			$256,491

Liabilities and Stockholders’ Equity
Deposits—interest-bearing:
Savings	$ 16,433	$ 240	1.46%	$ 19,866	$ 310	1.56%
Money market	47,552	1,658	3.49	44,730	1,445	3.23
Time	43,555	2,646	6.08	35,202	1,784	5.07
Foreign offices (5)	27,609	1,593	5.77	24,157	1,112	4.60

Total deposits—interest-bearing	135,149	6,137	4.54	123,955	4,651	3.75
Federal funds purchased and securities under repurchase agreements	18,961	1,142	6.02	19,711	935	4.74
Other short-term borrowings	18,978	1,216	6.41	17,857	942	5.28
Long-term debt (6)	39,395	2,747	6.97	29,367	1,745	5.94

Total interest-bearing liabilities	212,483	$11,242	5.29%	190,890	$ 8,273	4.33%

Demand deposits	27,313			31,229
Other liabilities	12,616			13,918
Preferred stock	190			190
Common stockholders’ equity	19,382			20,264

Total liabilities and stockholders’ equity	$271,984			$256,491

Interest income/earning assets		$20,216	8.39%		$17,415	7.79%
Interest expense/earning assets		11,242	4.67		8,273	3.70

Net interest margin		$ 8,974	3.72%		$ 9,142	4.09%

(1)
The combined amounts for investment securities available for sale and held to maturity are based on their respective carrying values. Based on the amortized cost of investment securities available for sale, the combined average balance for 2000, 1999, 1998, 1997 and 1996 would be $45.500 billion, $46.612 billion, $33.415 billion, $26.246 billion and $28.613 billion, respectively, and the average earned rate in 2000, 1999, 1998, 1997 and 1996 would be 7.53%, 7.11%, 7.12%, 6.63% and 6.73%, respectively.

(2)
The Corporation’s undivided interest in securitized credit card receivables was reclassified from loans to investment securities during 1998. Such amounts averaged $18,447 million for 2000, $16,048 million for 1999 and $5,798 million for 1998.

(3)	Nonperforming loans are included in average balances used to determine rates.

(4)	Includes tax-equivalent adjustments based on federal income tax rate of 35%.

(5)	Includes international banking facilities’ deposit balances in domestic offices and balances of Edge Act and overseas offices.

(6)	Includes trust preferred capital securities.

Year Ended December 31
1998			1997			1996
Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

$ 14,632	$ 754	5.15%	$ 14,412	$ 801	5.56%	$ 18,040	$ 1,010	5.60%
6,203	366	5.90	5,616	331	5.89	7,366	425	5.77

16,683	1,102	6.61	18,851	1,273	6.75	20,562	1,451	7.06
2,211	176	7.96	2,648	220	8.31	3,191	224	7.02
14,833	1,101	7.42	4,881	246	5.04	5,006	252	5.03

33,727	2,379	7.05	26,380	1,739	6.59	28,759	1,927	6.70

82,118	6,382	7.77	76,636	6,108	7.97	71,376	5,691	7.97
57,206	5,360	9.37	56,410	5,324	9.44	51,792	4,811	9.29
15,628	2,405	15.39	22,880	3,400	14.86	22,926	3,371	14.70

154,952	14,147	9.13	155,926	14,832	9.51	146,094	13,873	9.50

209,514	$17,646	8.42%	202,334	$17,703	8.75%	200,259	$17,235	8.60%

(2,731)			(2,751)			(2,577)
33,007			30,299			27,946

$239,790			$229,882			$225,628

$20,710	$ 470	2.27%	$ 22,408	$ 519	2.32%	$ 21,346	$ 491	2.30%
39,115	1,458	3.73	34,565	1,302	3.77	33,763	1,194	3.54
38,211	2,066	5.41	41,894	2,315	5.53	43,169	2,355	5.46
18,489	949	5.13	16,476	855	5.19	15,772	817	5.18

116,525	4,943	4.24	115,343	4,991	4.33	114,050	4,857	4.26
21,685	1,090	5.03	20,430	1,073	5.25	23,971	1,267	5.29
13,790	737	5.34	14,129	786	5.56	15,244	799	5.24
22,089	1,407	6.37	18,945	1,234	6.51	13,277	895	6.74

174,089	$ 8,177	4.70%	168,847	$ 8,084	4.79%	166,542	$ 7,818	4.69%

33,647			31,199			29,279
12,323			10,889			10,907
223			487			757
19,508			18,460			18,143

$239,790			$229,882			$225,628

	$17,646	8.42%		$17,703	8.75%		$17,235	8.60%
	8,177	3.90		8,084	4.00		7,818	3.90

	$ 9,469	4.52%		$ 9,619	4.75%		$ 9,417	4.70%

Analysis of Changes in Net Interest Income

         The following table shows the approximate effect on net interest income of volume and rate changes for 2000 and 1999 for the year ended December 31:

Year Ended December 31 (in millions)	2000 over 1999			1999 over 1998
	Volume	Rate	Total	Volume	Rate	Total
Increase (decrease) in interest income:
Short-term investments	$189	$213	$ 402	$ (32)	$ (44)	$ (76)
Trading assets	51	56	107	(4)	(30)	(34)
Investment securities:
U.S. government and federal agency	(55)	5	(50)	(96)	2	(94)
States and political subdivisions	(36)	6	(30)	(28)	(13)	(41)
Other	10	183	193	1,079	(11)	1,068
Loans:
Commercial	838	731	1,569	609	(179)	430
Consumer	672	272	944	193	(411)	(218)
Credit card	(420)	86	(334)	(1,322)	56	(1,266)

Total			2,801			(231)
Increase (decrease) in interest expense:
Deposits:
Savings	(50)	(20)	(70)	(13)	(147)	(160)
Money market	98	115	213	181	(194)	(13)
Time	507	355	862	(152)	(130)	(282)
Foreign offices	199	282	481	261	(98)	163
Federal funds purchased and securities under repur- chase agreements	(45)	252	207	(94)	(61)	(155)
Other short-term borrowings	72	202	274	215	(10)	205
Long-term debt	699	303	1,002	432	(94)	338

Total			2,969			96

Decrease in net interest income			$ (168)			$ (327)

         For purposes of this table, changes that are not due solely to volume or rate changes are allocated to volume.
ANNUAL REPORT ON FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2000

Commission file number 001-15323

BANK ONE CORPORATION
Incorporated in the State of Delaware
IRS Employer Identification #31-0738296
Address: 1 Bank One Plaza, Chicago, Illinois 60670
Telephone: (312) 732-4000

Securities registered pursuant to Section 12(b) of the Act (Common Stock listed on the New York Stock Exchange and the Chicago Stock Exchange; all others listed only on the New York Stock Exchange):
Common Stock, $0.01 par value
Preferred Stock with Cumulative and Adjustable Dividends, Series B ($100 stated value),
$0.01 par value
Preferred Stock with Cumulative and Adjustable Dividends, Series C ($100 stated value), $0.01 par value
7 1 /4% Subordinated Debentures Due 2004
8.10% Subordinated Notes Due 2002
Guarantee of 8.00% Preferred Securities of BANK ONE Capital I
Guarantee of 8.50% Preferred Securities of BANK ONE Capital II
Guarantee of 8.00% Preferred Securities of BANK ONE Capital V

Securities registered pursuant to Section 12(g) of the Act: None.

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

         The aggregate market value of voting stock held by nonaffiliates of the Corporation at December 31, 2000, was approximately $37,800,000,000 (based on the average price of such stock on February 23, 2001). At December 31, 2000, the Corporation had 1,159,828,803 shares of its Common Stock, $0.01 par value, outstanding.
Cross Reference	Page
PART I
Item 1. Business
Description of Business	3
Business Segments	3–16
Employees	99
Competition	99
Risk Management Policy and Structure	20–21
Monetary Policy and Economic Controls	99
Supervision and Regulation	99–101
Forword-Looking Statements	101
Financial Review	2–96
Item 2. Properties	101
Item 3. Legal Proceedings	85
Item 4. Submission of Matters to a Vote of Security Holders	None

Executive Officers of the Registrant	102

PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters	89, 92
Item 6. Selected Financial Data	2, 92
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	2–47
Item 7A. Quantitative and Qualitative Disclosures About Market Risk	23–26
Item 8. Financial Statements and Supplementary Data	2, 28, 48–96
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure		(1)

PART III
Item 10. Directors and Executive Officers of the Registrant	102	(2)
Item 11. Executive Compensation		(2)
Item 12. Security Ownership of Certain Beneficial Owners and Management		(2)
Item 13. Certain Relationships and Related Transactions		(2)

PART IV
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K	103–104

(1)
The information required by this Item has been previously reported in Bank One’s Current Report on Form 8-K dated February 23, 2001, and is expressly incorporated herein by reference. It is also set forth under the heading “Proposal 2—Ratification of Appointment of Independent Auditor” in Bank One’s definitive proxy statement dated March 30, 2001.

(2)
The information required by Items 10, 11, 12 and 13, respectively, is contained under the following headings in Bank One’s definitive proxy statement dated March 30, 2001 and is expressly incorporated herein by reference:

Item 10—“Proposal 1—Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11—“Compensation of Executive Officers,” “Director Meeting Attendance and Fee Arrangements” and “Transactions with Directors, Executive Officers, Stockholders and Associates—Organization, Compensation and Nominating Committee Interlocks and Insider Participation.”

Item 12—“Beneficial Ownership of Bank One’s Common Stock.”

Item 13—“Transactions with Directors, Executive Officers, Stockholders and Associates.”

EMPLOYEES

         As of December 31, 2000, Bank One and its subsidiaries had 80,778 full time and part time employees with benefits.

COMPETITION

         Bank One and its subsidiaries face active competition in all of their principal activities, not only from commercial banks, but also from savings and loan associations, credit unions, finance companies, mortgage companies, leasing companies, insurance companies, mutual funds, securities brokers and dealers, other domestic and foreign financial institutions, and various nonfinancial institutions. The Gramm-Leach-Bliley Act of 1999 (“the GLB Act”) likely will intensify competition. Additional discussion of this legislation is included in the “Supervision and Regulation” section below.

MONETARY POLICY AND ECONOMIC CONTROLS

         The earnings of the Banks, and therefore the earnings of Bank One, are affected by the policies of regulatory authorities, including the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). An important function of the Federal Reserve Board is to promote orderly economic growth by influencing interest rates and the supply of money and credit. Among the methods that have been used to achieve this objective are open market operations in United States government securities, changes in the discount rate for member bank borrowings and changes in reserve requirements against bank deposits. These methods are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, interest rates on loans and securities, and rates paid for deposits.

         The effects of the various Federal Reserve Board policies on the future business and earnings of Bank One cannot be predicted. Other economic controls also have affected Bank One’s operations in the past. Bank One cannot predict the nature or extent of any effects that possible future governmental controls or legislation might have on its business and earnings.

SUPERVISION AND REGULATION

GENERAL

         As a bank holding company, Bank One is regulated under the BHC Act, and is subject to inspection, examination and supervision by the Federal Reserve Board. Under the BHC Act, bank holding companies generally may not own or control more than 5% of the voting shares of any company, including a bank, or acquire certain assets of banks and other companies, without the Federal Reserve Board’s prior approval. In addition, bank holding companies (except those that have become “financial holding companies”) generally may engage, directly or indirectly, only in banking and such other activities as are determined by the Federal Reserve Board to be closely related to banking. The BHC Act, as amended by the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Riegle-Neal”), permits bank holding companies, subject to certain restrictions, to merge with or acquire banks and branches in any state that has not opted out of Riegle-Neal.

         The ‘GLB Act’ eliminated many of the restrictions placed on the activities of certain qualified bank holding companies. Among other things, the GLB Act repealed certain Glass-Steagall Act restrictions on affiliations between banks and securities firms, and amended the BHC Act to permit bank holding companies that qualify as “financial holding companies” (“FHCs”) to engage in activities, and acquire companies engaged in activities, that are: financial in nature (including insurance underwriting, insurance company portfolio investment, financial advisory, securities underwriting, dealing and market-making, and merchant banking activities); incidental to financial activities; or complementary to financial activities if the Federal Reserve Board determines that they pose no substantial risk to the safety or soundness of depository institutions or the financial system in general. The GLB Act also permits national banks, under certain circumstances, to engage through special financial subsidiaries in the financial and other incidental activities authorized for FHCs. Bank One has not yet determined when it may elect to become an FHC or to establish a financial subsidiary.

LIABILITY FOR BANK SUBSIDIARIES

         The Federal Reserve Board requires that a bank holding company act as a source of financial and managerial strength to each of its subsidiary banks and to maintain resources adequate to support each subsidiary bank. In addition, the National Bank Act permits the Office of the Comptroller of the Currency (“OCC”) to order the pro rata assessment of shareholders of a national bank whose capital has become impaired. If a shareholder fails to pay such an assessment, the OCC can order the sale of the shareholder’s stock to cover the deficiency. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank would be assumed by the bankruptcy trustee and entitled to priority of payment.

         Under the Federal Deposit Insurance Act, the Federal Deposit Insurance Corporation (“FDIC”) can hold any FDIC-insured depository institution liable for any loss the FDIC incurs, or reasonably expects to incur, in connection with (1) the default of any commonly controlled FDIC-insured depository institution or (2) any assistance provided by the FDIC to any commonly controlled depository institution that is in danger of default. “Default” is defined generally as the appointment of a conservator or receiver and “in danger of default” is defined generally as the existence of certain conditions indicating that a “default” is likely to occur absent regulatory assistance. All of the Banks are FDIC-insured depository institutions.

CAPITAL REQUIREMENTS

         Bank One is subject to capital requirements and guidelines imposed on bank holding companies by the Federal Reserve Board. The OCC, the FDIC and the Federal Reserve Board impose similar requirements and guidelines on the Banks within their respective jurisdictions. These capital requirements are described in “Capital Management—Regulatory Capital Requirements” on pages 44-45.

THE BANKS

         Most of the Banks are national banking associations and, as such, are subject to regulation primarily by the OCC and, secondarily, by the FDIC and the Federal Reserve Board. Bank One’s state-chartered Banks are subject to regulation by the Federal Reserve Board and the FDIC and, in addition, by their respective state banking departments. The Banks’ operations in other countries are subject to various restrictions imposed by the laws of those countries.

         Various federal and state laws limit the amount of dividends the Banks can pay to Bank One without regulatory approval. In addition, federal bank regulatory agencies have authority to prohibit the Banks from engaging in unsafe or unsound practices in conducting their business. The payment of dividends, depending upon the financial condition of the bank in question, could be deemed to constitute an unsafe or unsound practice.

DEPOSITOR PREFERENCE STATUTE

         Federal law provides that deposits and certain claims for administrative expenses and employee compensation against an insured depository institution are afforded a priority over other general unsecured claims against such institution, including federal funds and letters of credit, in the liquidation or other resolution of the institution by any receiver.

OTHER

         Bank One’s nonbank subsidiaries and banking-related business units are subject to regulation by various state and federal regulatory agencies and self-regulatory organizations. Activities subject to such regulation include investment management, investment advisory services, commodities and securities brokerage, insurance services and products, securities dealing and transfer agency services.

PROPERTIES

         Bank One’s headquarters are in Chicago, Illinois. The 60-story building, located in the center of the Chicago “Loop” business district, is master-leased and has 1,750,000 square feet of space, of which Bank One occupies approximately 57%; the balance is subleased to other tenants. Bank One and its subsidiaries occupy more than 2,800 owned or leased domestic properties, including banking centers, operations facilities and commercial banking offices. In addition, Bank One has foreign offices in major cities in Canada, Mexico, Europe, Asia and Australia. These offices all are located in leased premises.

FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, the Corporation may make or approve certain statements in future filings with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the Corporation’s approval that are not statements of historical fact and may constitute forward-looking statements. Forward-looking statements may relate to, without limitation, the Corporation’s financial condition, results of operations, plans, objectives, future performance or business.

         Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include the words “believes”, “anticipates”, “expects”, “intends”, “plans”, “estimates”, “targets” or words of similar meaning or future or conditional verbs such as “will”, “would”, “should”, “could” or “may”.

         Forward-looking statements involve risks and uncertainties. Actual conditions, events or results may differ materially from those contemplated by a forward-looking statement. Factors that could cause this difference—many of which are beyond the Corporation’s control—include the following, without limitation:

•	Local, regional and international business or economic conditions may differ from those expected.

•	The effects of and changes in trade, monetary and fiscal policies and laws, including the Federal Reserve Board’s interest rate policies may adversely affect the Corporation’s business.

•	The timely development and acceptance of new products and services may be different than anticipated.

•
Technological changes instituted by the Corporation and by persons who may affect the Corporation’s business may be more difficult to accomplish or more expensive than anticipated or may have unforeseen consequences.

•	Acquisitions and integration of acquired businesses may be more difficult or expensive than expected.

•	The ability to increase market share and control expenses may be more difficult than anticipated.

•	Changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) may adversely affect the Corporation or its business.

•	Changes in accounting policies and practices, as may be adopted by regulatory agencies and the Financial Accounting Standards Board, may affect expected financial reporting.

•	The costs, effects and outcomes of litigation may adversely affect the Corporation or its business.

•	The Corporation may not manage the risks involved in the foregoing as well as anticipated.

          Forward-looking statements speak only as of the date they are made. The Corporation undertakes no obligation to update any forward-looking statement to reflect subsequent circumstances or events.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name and Age	Current Position Held with the Corporation and Effective Date First Elected to Office Indicated
James Dimon (45)	Director, Chairman and Chief Executive Officer (3/27/00)
Austin A. Adams (57)	Executive Vice President (3/1/01)
David P. Bolger (43)	Executive Vice President (4/20/99)
James S. Boshart, III (55)	Executive Vice President (9/5/00)
Christine A. Edwards (48)	Executive Vice President, Chief Legal Officer and Secretary (5/16/00)
Philip G. Heasley (51)	Executive Vice President (1/2/01)
David J. Kundert (58)	Executive Vice President (12/15/98)
Sarah L. McClelland (41)	Executive Vice President (9/4/00)
Timothy P. Moen (48)	Executive Vice President (12/15/98)
Robert A. O’Neill, Jr. (47)	Executive Vice President and Chief Auditor (1/19/99)
Charles W. Scharf (35)	Executive Vice President and Chief Financial Officer (6/12/00)
R. Michael Welborn (49)	Executive Vice President (5/16/00)

         Messrs. Bolger, Kundert, Moen, O’Neill and Welborn, and Ms. McClelland, each have served as an officer of Bank One, or a subsidiary or predecessor, for more than five years. The prior business experience of the other executive officers is set forth below:

         James Dimon: November 1998–March 2000—private investor; October–November 1998—President, Citigroup, Inc., and Chairman and Co-Chief Executive Officer of Citigroup subsidiary Salomon Smith Barney Holdings, Inc.; November 1993–October 1998—President and Chief Operating Officer, Travelers Group, as well as executive positions with Travelers’ subsidiaries Smith Barney, Inc. and Salomon Smith Barney Holdings, Inc. during that period.

Austin A. Adams: 1985–February 2001—Executive Vice President of the Automation and Operations Group, First Union Corporation.

         James S. Boshart, III: June 1998–September 2000—Co-Chief Executive Officer, Schroder Salomon Smith Barney; January 1998–June 1998—Head of Transition Team, Salomon Smith Barney; 1997–January 1998—Vice Chairman and Co-Head of Investment Banking, Salomon Smith Barney; 1995–1997—Head of Capital Markets, Smith Barney, Inc.

         Christine A. Edwards: 1999–May 2000—Executive Vice President and Chief Legal Officer, ABN AMRO North America; 1997–1999—Executive Vice President, Chief Legal Officer and Secretary, Morgan Stanley Dean Witter; 1990–1997—Executive Vice President, General Counsel and Secretary, Dean Witter Discover & Co.

Philip G. Heasley: July, 1999–November, 2000—President and Chief Operating Officer, U.S. Bancorp; 1994–July 1999—Vice Chairman, U.S. Bancorp.

Charles W. Scharf: 1998–June, 2000—Chief Financial Officer, Citigroup Global Corporate and Investment Bank; 1995–1998—Chief Financial Officer, Salomon Smith Barney, Inc.

         Bank One’s executive officers serve until the annual meeting of the Board of Directors (May 15, 2001).

EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) (1) Financial Statements.

         (2) Financial Statement Schedules.

         All schedules normally required by Form 10-K are omitted, since either they are not applicable or the required information is shown in the financial statements or the notes thereto.

         (3) Exhibits.

3(A).	Bank One’s Restated Certificate of Incorporation, as amended [Exhibit 3(A) to Bank One’s 1998 Annual Report on Form 10-K (File No. 333-60313) incorporated herein by reference].

3(B).	Bank One’s By-Laws, as amended [Exhibit 3(B) to Bank One’s 1999 Annual Report on Form 10-K (File No. 001-15323) incorporated herein by reference].

4.	Instruments defining the rights of security holders, including indentures.†

10(A).	Summary of BANK ONE CORPORATION Stock Performance Plan.*

10(B).	BANK ONE CORPORATION Director Stock Plan, as amended.*

10(C).	Summary of BANK ONE CORPORATION Supplemental Executive Retirement Plan.*

10(D).	BANK ONE CORPORATION Deferred Compensation Plan, as amended.*

10(E).	BANK ONE CORPORATION Supplemental Savings and Investment Plan [Exhibit 10(F) to Bank One’s 1999 Annual Report on Form 10-K (File No. 001-15323) incorporated herein by reference].*

10(F).	BANK ONE CORPORATION Supplemental Personal Pension Account Plan [Exhibit 10(G) to Bank One’s 1999 Annual Report on Form 10-K (File No. 001-15323) incorporated herein by reference].*

10(G).	Form of BANK ONE CORPORATION Individual Change of Control Employment
Agreement for each executive officer listed above under “Executive Officers of the
Registrant” except Messrs. Dimon, Adams and Heasley [Exhibit 10 (H-2) to Bank One’s
1999 Annual Report on Form 10-K (File No. 001-15323) incorporated herein by reference).*

10(H).	Summary of BANK ONE CORPORATION Executive Management Separation Plan.*

10(I).	BANK ONE CORPORATION Planning Group Annual Incentive Plan [Exhibit 10 (J) to Bank One’s 1999 Annual Report on Form 10-K (File No. 001-15323) incorporated herein by reference].*

10(J).	BANK ONE CORPORATION Investment Option Plan [Exhibit 10(K) to Bank One’s 1999 Annual Report on Form 10-K (File No. 001-15323) incorporated herein by reference].*
10(K).	BANK ONE CORPORATION Executive Life Insurance Plan [Exhibit 10(L) to Bank One’s 1999 Annual Report on Form 10-K (File No. 001-15323) incorporated herein by reference].*

10(L).	Summary of BANK ONE CORPORATION Executive Life Plus Plan.*

10(M).	Summary of BANK ONE CORPORATION Director Deferred Compensation Plan.*

10(N).	First Chicago Corporation Stock Incentive Plan, [Exhibit 10(P) to Bank One’s 1998 Annual Report on Form 10-K (File No. 333-60313) incorporated herein by reference].*

10(O).	NBD Bancorp, Inc. Performance Incentive Plan, as amended [Exhibit 10(Q) to Bank One’s 1998 Annual Report on Form 10-K (File No. 333-60313) incorporated herein by reference].*

10(P).	Revised and Restated BANC ONE CORPORATION 1989 Stock Incentive Plan [Exhibit 10.8 to Banc One’s 1997 Annual Report on Form 10-K (File No. 1-8552) incorporated herein by reference].*

10(Q).	Revised and Restated BANC ONE CORPORATION 1995 Stock Incentive Plan [Exhibit 10(Z) to Bank One’s 1998 Annual Report on Form 10-K (File No. 333-60313) incorporated herein by reference].*

10(R).	Agreement dated March 27, 2000, between BANK ONE CORPORATION and James
Dimon [Exhibit 10(a) to Bank One’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000 (File No. 001-15323) incorporated herein by reference].*

10(S).	Retirement Agreement dated August 22, 2000, between BANK ONE CORPORATION and Verne G. Istock [Exhibit 10(a) to Bank One’s Quarterly Report on Form 10-Q for
the quarterly period ended September 30, 2000 (File No. 001-15323) incorporated herein by reference].*

10(T).	Agreement dated March 1, 2000, between BANK ONE CORPORATION and William
P. Boardman [Exhibit 10(AA) to Bank One’s 1999 Annual Report on Form 10-K (File
No. 001-15323) incorporated herein by reference].*

12.	Statements re computation of ratios.

21.	Subsidiaries of the Corporation.

23.	Consents of experts and counsel.

          (b) Bank One filed the following Current Reports on Form 8-K during the quarter ended December 31, 2000:

Date	Item Reported
October 17, 2000	Announcement of third quarter 2000 earnings.
November 7, 2000	Announcements of certain management changes affecting the Retail Banking and First USA credit card businesses.

           †Bank One hereby agrees to furnish to the Commission upon request copies of instruments defining the rights of holders of long-term debt of Bank One and its consolidated subsidiaries; the total amount of such debt does not exceed 10% of the total assets of Bank One and its subsidiaries on a consolidated basis.

           *Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 8th day of March, 2001.

BANK ONE CORPORATION
(Registrant)

/S / JAMES DIMON
By:
James Dimon
Principal Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, this 8th day of March, 2001.

/S /    JOHN H. BRYAN
John H. Bryan
Director

/S /    JAMES S. CROWN
James S. Crown
Director

/S /    JAMES DIMON
James Dimon
Director

/S /    MAUREEN A. FAY
Maureen A. Fay
Director

/S /    JOHN R. HALL
John R. Hall
Director

/S /    LABAN P. JACKSON , JR .
Laban P. Jackson, Jr.
Director

/S /    JOHN W. KESSLER
John W. Kessler
Director

/S /    RICHARD A. MANOOGIAN
Richard A. Manoogian
Director

/S /    WILLIAM T. MC CORMICK , JR .
William T. McCormick, Jr.
Director

/S /    HEIDI G. MILLER
Heidi G. Miller
Director

/S /    DAVID C. NOVAK
David C. Novak
Director

/S /    JOHN W. ROGERS , JR .
John W. Rogers, Jr.
Director

/S /    FREDERICK P. STRATTON , JR .
Frederick P. Stratton, Jr.
Director

/S /    ROBERT D. WALTER
Robert D. Walter
Director

/S /    CHARLES W. SCHARF
Charles W. Scharf
Principal Finanical Officer

/S /    WILLIAM J. ROBERTS
William J. Roberts
Principal Accounting Officer