Form 10-Q
period 2001-03-31
BANK ONE CORP
filed 2001-05-15
CIK 1067092

BANK ONE CORPORATION
Financial Supplement and Form 10-Q

Contents                                                                                     Page
--------                                                                                     ----
Five-Quarter Summary of Selected Financial Information                                         1

Business Segments                                                                              2

Consolidated Results                                                                          19

Risk Management                                                                               21

         Liquidity Risk Management                                                            22

         Market Risk Management                                                               22

         Credit Risk Management                                                               24

         Operating Risk Management                                                            24

Credit Portfolio Composition                                                                  24

Asset Quality                                                                                 27

Derivative Financial Instruments                                                              29

Loan Securitizations                                                                          31

Capital Management                                                                            33

Forward-Looking Statements                                                                    34

Consolidated Financial Statements                                                             36

Notes to Consolidated Financial Statements                                                    40

Selected Statistical Information                                                              45

Form 10-Q                                                                                     47

            Five-Quarter Summary of Selected Financial Information
                     BANK ONE CORPORATION and Subsidiaries

                                                                                         Three Months Ended
                                                                 March 31    December 31     September 30      June 30     March 31
                                                                   2001        2000            2000             2000        2000
                                                                ----------  -------------   --------------    ---------   ----------
(In millions, except per share data)
Income Statement Data:
Total revenue, net of interest expense...................        $  3,792     $  3,461        $  3,942         $  2,509    $  4,014
Net interest income--fully taxable-equivalent basis
  ("FTE") basis..........................................           2,218        2,247           2,242            2,257       2,228
Noninterest income.......................................           1,607        1,247           1,734              288       1,821
Provision for credit losses..............................             585        1,507             516            1,013         362
Noninterest expense......................................           2,236        2,847           2,593            3,507       2,661
Net income (loss)........................................             679         (512)            581           (1,269)        689

Per Common Share Data:
Net income (loss):
  Basic..................................................        $   0.58     $  (0.44)       $   0.50         $  (1.11)   $   0.60
  Diluted (1)............................................            0.58        (0.44)           0.50            (1.11)       0.60
Cash dividends declared..................................            0.21         0.21            0.21             0.42        0.42
Book value...............................................           16.20        15.90           16.47            16.12       17.43

Balance Sheet Data - Ending Balances:
Loans:
  Managed................................................        $229,942     $236,492        $237,505         $234,412    $229,673
  Reported...............................................         171,427      174,251         176,419          172,591     168,078
Deposits.................................................         163,555      167,077         164,130          163,169     164,643
Long-term debt (2).......................................          42,197       40,911          42,641           39,093      38,753
Total assets:
  Managed................................................         315,104      309,096         324,780          316,011     317,176
  Reported...............................................         274,352      269,300         283,373          272,709     273,008
Common stockholders' equity..............................          18,876       18,445          19,042           18,630      20,081
Total stockholders' equity...............................          19,066       18,635          19,232           18,820      20,271

Credit Quality Ratios:
Net charge-offs to average loans - managed (3)...........            2.40%        2.22%           1.86%            1.99%       2.04%
Allowance for credit losses to period end loans..........            2.45         2.36            1.75             1.73        1.39
Nonperforming assets to related assets...................            1.55         1.48            1.21             1.03        0.99

Financial Performance Ratios:
Return (loss) on average assets..........................            1.02%       (0.75)%          0.85%           (1.87)%      1.03%
Return (loss) on average common equity...................            14.6        (10.7)           12.2            (26.0)       13.9
Net interest margin:
  Managed................................................            4.76         4.65            4.66             4.80        4.91
  Reported...............................................            3.71         3.67            3.68             3.77        3.78
Efficiency ratio:
  Managed................................................            47.6         66.0            54.6            103.8        53.7
  Reported...............................................            58.5         81.5            65.2            137.8        65.7

__________
(1) Common equivalent shares and related income were excluded from the computation of diluted loss per share for the three months ended December 31, 2000 and June 30, 2000, as the effect would be antidilutive.
(2)  Includes trust preferred capital securities.
(3) First quarter 2001 amounts include $40 million of charge-offs, which are not so classified in the Corporations GAAP financials because they are part of a portfolio that has been accounted for as loans held at a discount. The inclusion of these amounts in charge-offs more accurately reflects the performance of this portfolio. In the Corporation's consolidated financial statements, this item results in a higher provision in excess of net charge-offs.

            Five-Quarter Summary of Selected Financial Information
               BANK ONE CORPORATION and Subsidiaries--continued

                                                                                          Three Months Ended
                                                                March 31      December 31   September 30     June 30      March 31
(In millions, except per share data)                              2001           2000           2000          2000         2000
                                                               ----------    ------------- --------------  -----------   ----------
Capital Ratios:
Risk-based capital:
  Tier 1.................................................         7.8%            7.3%           7.5%          7.2%          7.7%
  Total..................................................        11.2            10.8           10.9          10.3          10.6
Tangible common equity/tangible managed assets...........         5.6             5.5            5.4           5.4           5.7

Common Stock Data:
Average shares outstanding:
  Basic..................................................       1,163           1,158          1,156         1,153         1,149
  Diluted................................................       1,173           1,158          1,167         1,153         1,155
Stock price, quarter-end.................................     $ 36.18         $ 36.63        $ 38.06       $ 26.56        $34.38
Employees (1)............................................      79,157          80,778         81,291        82,443          N/A

__________
(1) Beginning in the first quarter of 2001, employees on long-term disability and employees of unconsolidated subsidiaries are excluded. Prior period data have not been restated for this change. Excluding this change in methodology, headcount declined 328 in the first quarter of 2001. First quarter 2000 employee headcount data is not available.

                               Business Segments

  Bank One Corporation ("Bank One" or the "Corporation") is managed on a line of business basis. The business segments' financial results presented reflect the current organization of the Corporation. The following table summarizes certain financial information by line of business for the periods indicated:

                                                                             Net Income                       Average
                                                                               (Loss)                      Managed Assets
                                                                             (In millions)                  (In billions)
                                                                      ------------------------       -------------------------
Three Months Ended March 31                                              2001          2000               2001         2000
                                                                      ------------------------       -------------------------
Retail........................................................          $ 349         $ 236             $ 81.0       $ 79.6
Commercial Banking............................................            159           200              102.1        110.2
First USA.....................................................            148            67               68.2         72.8
Investment Management.........................................             82            81                8.0          7.7
Corporate Investments.........................................            (29)          141                9.3          8.0
Corporate/Unallocated.........................................            (30)          (36)              40.5         35.3
                                                                        -----         -----             ------       ------
 Total Corporation............................................          $ 679         $ 689             $309.1       $313.6
                                                                        =====         =====             ======       ======

  The information provided in the line of business tables beginning with the caption entitled "Financial Performance" is included herein for analytical purposes only and is based on management information systems, assumptions and methodologies that are under continual review. For a detailed discussion of the various business activities of Bank One's business segments, see pages 4 - 13 of the Corporation's 2000 Annual Report on Form 10-K.

Retail

     Retail includes consumer and small business banking, auto and consumer lending, and interactive banking and financial management through bankone.com and WingspanBank.com.

                                                                         Three Months Ended March 31
                                                                     ----------------------------------
  (Dollars in millions)                                                2001        2000      % Change
                                                                     --------     --------   ----------
Net interest income--FTE basis.........................              $ 1,317      $ 1,236         7%

     Non-deposit service charges ......................                   93          109       (15)
     Credit card revenue ..............................                   36           33         9
     Service charges on deposits ......................                  186          179         4
     Fiduciary and investment management fees .........                   29           30        (3)
     Other income (loss) ..............................                   16          (45)      N/M
                                                                     -------       ------
Noninterest income ....................................                  360          306        18
                                                                     -------       ------

Total revenue .........................................                1,677        1,542         9

Provision for credit losses ...........................                  244          167        46

     Salaries and employee benefits ...................                  336          350        (4)
     Other expense ....................................                  551          652       (15)
                                                                     -------       ------
Noninterest expense ...................................                  887        1,002       (11)
                                                                     -------       ------
Pretax income - FTE basis .............................                  546          373        46
Tax expense and FTE basis adjustment ..................                  197          137        44
                                                                     -------       ------
Net income ............................................              $   349       $  236        48
                                                                     =======       ======

FINANCIAL PERFORMANCE:
Return on equity ......................................                   23%          18%
Efficiency ratio ......................................                   53           65
Headcount--full-time (1) ..............................               35,365          N/A       N/A

ENDING BALANCES (in billions):
    Commercial loans ..................................              $  12.0       $ 11.6         3
    Home equity loans .................................                 30.8         27.2        13
    Indirect auto loans / leases ......................                 22.2         24.8       (10)
    Other personal loans (2) ..........................                 11.1         11.8        (6)
                                                                     -------       ------
Total loans ...........................................                 76.1         75.4         1

Assets ................................................                 79.7         77.3         3

   Demand deposits ....................................                 24.5         25.7        (5)
   Savings ............................................                 33.3         34.1        (2)
   Time ...............................................                 31.2         30.1         4
                                                                     -------       ------
Total deposits ........................................                 89.0         89.9        (1)

Common equity .........................................                  6.1          5.9         3

                                                                                 Three Months Ended March 31
                                                                              -----------------------------------
                                                                                 2001        2000      % Change
                                                                              ---------    ---------    ---------
AVERAGE BALANCES (in billions):
 Commercial loans........................................................       $  11.9    $   11.5          3
 Home equity loans.......................................................          31.1        25.5         22
 Indirect auto loans / leases............................................          22.4        24.3         (8)
 Other personal loans (2) ...............................................          11.3        11.8         (4)
                                                                               --------    --------
Total loans..............................................................          76.7        73.1          5

Assets...................................................................          81.0        79.6          2

 Demand deposits.........................................................          24.1        24.8         (3)
 Savings.................................................................          32.5        34.1         (5)
 Time....................................................................          31.9        29.4          9
                                                                               --------    ---------
Total deposits...........................................................          88.5        88.3         --

Common equity............................................................           6.0         5.3         14

CREDIT QUALITY (in millions):
Net charge-offs:
 Small business commercial...............................................       $    10    $      5        N/M
 Home equity loans.......................................................            73          21        N/M
 Indirect auto loans / leases (3)........................................            89          44        N/M
 Other personal loans....................................................            34          28         21%
                                                                               --------    --------
 Total consumer (3).....................................................            196          93        N/M
                                                                               --------    --------
 Total net charge-offs (3)...............................................           206          98        N/M

Net charge-offs:
 Small business commercial...............................................          0.33%       0.19%
 Home equity loans.......................................................          0.94        0.33
 Indirect auto loans / leases (3)... ....................................          1.59        0.73
 Other personal loans....................................................          1.21        0.95
 Total consumer (3) ....................................................           1.21        0.61
 Total net charge-offs (3) ..............................................          1.08        0.54

Nonperforming assets:
  Commercial.............................................................       $   231    $    183         26
  Consumer...............................................................           728         462         58
                                                                               --------    --------
Total nonperforming loans................................................           959         645         49
  Other including OREO...................................................            77          68         13
                                                                               ---------   --------
Total nonperforming assets...............................................       $ 1,036    $    713         45

Allowance for loan losses................................................       $   924        N/A         N/A
Allowance to period end loans............................................          1.21        N/A
Allowance to nonperforming loans.........................................            96        N/A
Nonperforming assets to related assets...................................          1.36        0.93%

DISTRIBUTION:
  Banking centers........................................................         1,811       1,839         (2)
  ATMs...................................................................         5,762       6,651        (13)
  # On-line customers (in thousands).....................................           931         590         58
  # Households (in thousands)............................................         7,586       7,610        ---
  # Business customers (in thousands)....................................           513         528         (3)
  # Debit cards issued (in thousands)....................................         4,178       4,225         (1)

                                                                                      Three Months Ended March 31
                                                                                   -----------------------------------
                                                                                     2001        2000        % Change
                                                                                   ---------   --------     ----------
INVESTMENTS:
     Sales volume (in millions)..........................................            $1,138     $1,193         (5)

_______
N/M--Not meaningful.
N/A--Not available due to changes in segment composition; see Note 5 on page
     59 in the Corporation's 2000 Annual Report on Form 10-K.
(1) Beginning in the first quarter of 2001, employees on long-term disability and employees of unconsolidated subsidiaries are excluded.
(2) First quarter of each year favorably affected by tax-refund-anticipation loan activity.
(3) First quarter 2001 amounts include $40 million of charge-offs which are not so classified in the Corporations GAAP financials because they are part of a portfolio that has been accounted for as loans held at a discount. The inclusion of these amounts in charge-offs more accurately reflects the performance of this portfolio. In the Corporation's consolidated financial statements, this item results in a higher provision in excess of net charge-offs.

    Retail reported first quarter net income of $349 million, up 48% from the year-ago quarter. This reflected the benefit of a $135 million, or 9%, increase in revenue and a $115 million, or 11%, decline in expenses, which was partially offset by higher provision for credit losses. Return on average equity was 23%, compared with 18% in the year-ago quarter. First quarter results from both periods included the seasonal impact from tax refund anticipation lending. The efficiency ratio was 53% in the first quarter. While this benefited from seasonal lending activity, progress in reducing expense is evidenced by the decline from the year-ago efficiency ratio of 65%.

    Net interest income was $1.317 billion, up $81 million, or 7%, from the year-ago quarter (excluding the impact of the sale of the consumer finance business in the first quarter of 2000, net interest income increased 10%). This increase was driven by wider loan spreads and a 5% increase in average loans outstanding, partially offset by deposit margin compression. Loan growth was concentrated in home equity loans, where average loans increased 22% from a year ago. Average loans were unchanged from the 2000 fourth quarter, reflecting the more disciplined approach toward managing the consumer credit portfolios that was implemented last year. This has led to an improved portfolio mix by reducing reliance on brokered home equity loans and auto leases. These portfolios are now managed to maximize return on capital.

    Noninterest income was $360 million, up $54 million, or 18%, from the year-ago quarter. The change reflected the absence of auto lease residual losses in the first quarter, compared with $262 million in the 2000 fourth quarter and $56 million in the year-ago quarter.

    Provision for credit losses was $244 million, up $77 million from the year-ago quarter. Retail's managed net charge-offs totaled $206 million, an increase from $98 million in the year-ago quarter and $159 million in the prior quarter. The increased net charge-offs related to the expected increases from brokered home equity loans as well as deterioration in certain parts of the auto-lending portfolio. Retail's net charge-off ratio was 1.08%, up from 0.83% in the prior quarter and 0.54% in the year-ago quarter.

    The allowance for loan losses increased $78 million, bringing the loan loss reserve as a percent of loans to 1.21%, up from 1.10% at December 31, 2000, and approximately 0.84% at March 31, 2000. Total Retail nonperforming assets increased $323 million from a year ago, largely driven by a $266 million increase in consumer nonperforming loans, which primarily represent 90-day loan delinquencies. Compared with the prior quarter, Retail nonperforming assets increased $41 million, or 4%.

    Noninterest expense was $887 million, down $115 million, or 11%, from the year-ago quarter. This decrease reflected the positive impacts from waste-reduction initiatives, reduced headcount in the lending and staff units and the sale of the consumer finance business. Compared with the 2000 fourth quarter, adjusted to exclude that quarter's significant items, noninterest expense declined $78 million, or 8%.

Commercial Banking

     Commercial Banking offers a broad array of products, including cash management, capital markets and lending, to Corporate Banking and Middle Market Banking customers.

                                                                                   Three Months Ended March 31
                                                                               ------------------------------------
                                                                                2001          2000      % Change
                                                                              ----------    --------  -------------
(Dollars in millions)
 Net interest income--FTE basis...........................................      $  665      $   664         --%

     Non-deposit service charges..........................................         158          132         20
     Credit card revenue..................................................          22           18         22
     Service charges on deposits..........................................         132          135         (2)
     Fiduciary and investment management fees.............................           1            3        (67)
     Trading..............................................................          77           53         45
     Other income ........................................................           8           13        (38)
                                                                               -------      -------
  Noninterest income......................................................         398          354         12
                                                                               -------      -------

  Total revenue...........................................................       1,063        1,018          4

  Provision for credit losses.............................................         264          132        N/M

     Salaries and employee benefits.......................................         270          277         (3)
     Other expense........................................................         274          293         (6)
                                                                               -------      -------
  Noninterest expense.....................................................         544          570         (5)
                                                                               -------      -------
  Pretax income - FTE basis ..............................................         255          316        (19)
  Tax expense and FTE basis adjustment....................................          96          116        (17)
                                                                               -------      -------
  Net income .............................................................     $   159      $   200        (21)
                                                                               =======      =======

  FINANCIAL PERFORMANCE:
  Return on equity........................................................          10%          13%
  Efficiency ratio........................................................          51           56
  Headcount--full-time
     Corporate Banking (including Capital Markets)........................       3,581          N/A         N/A
     Middle Market........................................................       2,825          N/A         N/A
     Treasury management services.........................................       7,258          N/A         N/A
     Support and other administration.....................................       2,363          N/A         N/A
                                                                               -------        ------
  Total headcount - full-time (1).........................................      16,027          N/A         N/A

  ENDING BALANCES (in billions):
  Loans...................................................................     $  78.5       $ 80.2         (2)
  Assets..................................................................       100.5        108.5         (7)

     Demand deposits......................................................        20.0         19.9           1
     Savings..............................................................         2.6          N/A         N/A
     Time (+ Savings in 2000) ............................................         6.0          9.6         (38)
     Foreign offices......................................................         6.6          9.2         (28)
                                                                               -------      -------
  Total deposits..........................................................        35.2         38.7          (9)

  Common equity...........................................................         6.9          6.2          11

                                                                                   Three Months Ended March 31
                                                                               ------------------------------------
                                                                                2001          2000      % Change
                                                                              ----------    --------  -------------
  AVERAGE BALANCES (in billions):
  Loans...................................................................    $  80.6     $   80.4         --
  Assets..................................................................      102.1        110.2         (7)

     Demand deposits......................................................       20.3         20.9         (3)
     Savings..............................................................        2.6          N/A         N/A
     Time (+ Savings in 2000) ...........................................         5.9          9.2        (36)
     Foreign offices......................................................        7.1          9.1        (22)
                                                                              -------     --------
  Total deposits..........................................................       35.9         39.2         (8)

  Common equity...........................................................        6.9          6.2         11

  CREDIT QUALITY (in millions):
  Net commercial charge-offs..............................................    $   249     $     84         N/M

  Net commercial charge-off ratios........................................       1.23%        0.42%

  Nonperforming assets:
        Commercial nonperforming loans....................................    $ 1,544     $    888         74
        Other including OREO..............................................         19           12         58
                                                                              -------     --------
   Total nonperforming assets.............................................    $ 1,563     $    900         74

  Allowance for loan losses...............................................    $ 3,034          N/A         N/A
  Allowance to period end loans...........................................       3.86%         N/A
  Allowance to nonperforming loans........................................        197          N/A
  Nonperforming assets to related assets..................................       1.99         1.12%

  CORPORATE BANKING (in billions):
  Loans--ending balance....................................................   $  44.1     $   48.6         (9)
       --average balance..............................................           46.2         49.4         (6)

  Deposits--ending balance.................................................   $  17.4     $   18.1         (4)
          --average balance..........................................            18.0         20.5        (12)

  Credit Quality (in millions):
  Net commercial charge-offs..............................................    $   186     $     60         N/M
  Net commercial charge-off ratio.........................................       1.61%        0.49%
  Nonperforming loans.....................................................    $   952     $    593         61
  Nonperforming loans to loans............................................       2.16%        1.22%

  SYNDICATIONS:
  Lead Arranger Deals:
    Volume (in billions)...................................................   $  12.8     $    9.6         33
    Number of transactions.................................................        36           35          3
    League table standing--rank............................................         4            5        (20)
    League table standing--market share....................................         6%           5%

                                                                                   Three Months Ended March 31
                                                                               ------------------------------------
                                                                                2001          2000      % Change
                                                                              ----------    --------  -------------
  MIDDLE MARKET BANKING (in billions):
  Loans--ending balance....................................................     $  34.4      $   31.6         9
       --average balance...................................................        34.4          31.0         11

  Deposits--ending balance.................................................     $  17.8      $   20.6       (14)
          --average balance................................................        17.9          18.7        (4)

  Credit Quality (in millions):
  Net commercial charge-offs..............................................      $    63      $     24       N/M
  Net commercial charge-off ratio.........................................         0.73%         0.31%
  Nonperforming loans.....................................................      $   592      $    295       N/M


  Nonperforming loans to loans............................................         1.72%         0.93%

 -------
  N/M--Not meaningful.
  N/A--Not available due to changes in segment composition; see Note 5 on page
       59 in the Corporation's 2000 Annual Report on Form 10-K.
  (1) Beginning in the first quarter of 2001, employees on long-term disability and employees of unconsolidated subsidiaries are excluded.

     Commercial Banking reported first quarter net income of $159 million, down $41 million, or 21%, from a year ago. This reflected the impact of a higher provision for credit losses, partially offset by a 4% increase in revenue and a 5% decrease in expenses. The return on average equity was 10% in the first quarter, down from 13% a year ago.

     As previously announced, Corporate Banking has been actively reviewing all relationships in its portfolio to assess both overall exposure as well as relationship profitability. The goal is to enhance overall profitability. These reviews have resulted in the exiting of some customer relationships, but have also produced additional business such as treasury management services and capital market business. A direct result of this initiative was the reduction of $3.9 billion of Corporate Banking loans. This decrease included $599 million in loan sales, of which $375 million were nonperforming credits. First quarter results from these sales included charge-offs of $89 million. The proceeds from these sales were well within specifically established credit reserves for these loans.

     Net interest income was $665 million, comparable to the year-ago quarter. Total average loans of $80.6 billion were essentially unchanged from the year-ago quarter. Middle Market Banking average loans increased $3.4 billion, or 11%, from the year-ago quarter and $1.3 billion, or 4%, from the 2000 fourth quarter. Corporate Banking average loans decreased $3.2 billion, or 6%, from the year-ago quarter, and $3.9 billion, or 8%, from the prior quarter. Impacting the margin were slightly narrower loan spreads, the cost of carrying a higher level of non-performing assets and the effect of an 8% decline in average deposits. Compared with the 2000 fourth quarter, net interest income declined slightly, reflecting wider loan spreads offset by the cost of carrying a higher level of non-performing assets and the effect of a 7% decline in total average deposits.

     Noninterest income totaled $398 million, an increase of $44 million, or 12%, from the year-ago quarter. Trading income increased $24 million, or 45%, from the 2000 first quarter and $20 million, or 35%, from the prior quarter, reflecting healthy asset-backed finance, fixed income and derivative trading activities. Non-deposit service charges increased $26 million, or 20%, from the 2000 first quarter, reflecting strong underwriting fees, corporate debt issuance revenues and strong loan fees, partially offset by weak syndication activity. Service charges on deposits decreased $3 million, or 2%, from the year-ago quarter. Compared to the prior quarter, service charges on deposits declined $5 million, or 4%, reflecting the seasonality of treasury management services fees.

     The provision for credit losses was $264 million, a $132 million increase from the year-ago quarter. Total net charge-offs were $249 million in the first quarter, representing 1.23% of average commercial loans, up from 0.42% in the year-ago quarter and down slightly from 1.24% in the prior quarter. Corporate Banking net charge-offs were 1.61% of average loans in the first quarter, up from 0.49% in the year-ago quarter and up from 1.58% in the prior quarter. The year-over-year increase reflected the accelerated disposition of problem loans through loan sales. Middle Market net charge-offs were 0.73% of average loans in the first quarter, compared to 0.31% in the year-ago quarter and 0.74% in the prior quarter, reflecting overall economic weakness.

     The allowance for credit losses was $3.034 billion at March 31, 2001, up from $3.020 billion at the end of the prior quarter. This represented 3.86% of period-end loans and 197% of nonperforming loans, compared to 3.71% and 198%, respectively, at December 31, 2000.

     At March 31, 2001, Corporate Banking nonperforming loans were $952 million, down $113 million, or 11%, from December 31, 2000, reflecting the sale of problem credits. Overall, increases in Corporate Banking nonperforming loans have continued at approximately the same pace as in the prior two quarters. Middle Market nonperforming loans increased $134 million, or 29%, to $592 million during the same time period, reflecting continued economic deterioration.

     Noninterest expense totaled $544 million, down $26 million, or 5%, from the year-ago quarter and $13 million, or 2%, from the prior quarter. Salaries and benefits expense was down slightly from the year-ago quarter. Compared to the prior quarter, salaries and benefits expense was up due to higher incentive compensation. Other noninterest expense decreased $19 million, or 6%, from the year-ago quarter and $42 million, or 13%, from the prior quarter, reflecting the continued impact of waste reduction activities, partially offset by capital markets infrastructure improvements. The efficiency ratio in the first quarter was 51%, improved from 56% in the year-ago quarter.

 First USA

     First USA is the third largest credit card company in the United States and is the largest Visa(R) credit card issuer in the world, with $67 billion in managed credit card receivables and 50.6 million cardmembers.

                                                                                  Three Months Ended March 31
                                                                              -------------------------------------
                                                                                 2001        2000       % Change
                                                                              ----------  ----------  -------------
(Dollars in millions)
Net interest income--FTE basis...........................................       $1,391     $ 1,525           (9)%

    Non-deposit service charges..........................................            2           3          (33)
    Credit card revenue..................................................          247         196           26
    Fiduciary and investment management fees.............................           23          25           (8)
    Investment securities gains .........................................           --          11          N/M
    Other income ........................................................           37          29           28
                                                                               -------     -------
Noninterest income.......................................................          309         264           17
                                                                               -------     -------

Total revenue............................................................        1,700       1,789           (5)

Provision for credit losses..............................................          950         969           (2)

    Salaries and employee benefits.......................................          129         142           (9)
    Other expense........................................................          385         573          (33)
                                                                               -------     -------
Noninterest expense......................................................          514         715          (28)
                                                                               -------     -------
Pretax income - FTE basis ...............................................          236         105          N/M
Tax expense and FTE basis adjustment.....................................           88          38          N/M
                                                                               -------     -------
Net income ..............................................................       $  148     $    67          N/M
                                                                               =======     =======

  Memo: Net securitization gains (amortization)..........................       $   (1)    $   (41)          98

  FINANCIAL PERFORMANCE:
  % of average outstandings:
      Net interest income (FTE basis)....................................         8.63%       9.14%
      Provision for credit losses........................................         5.89        5.78
      Noninterest income.................................................         1.92        1.58
                                                                             ---------    --------
              Risk adjusted margin.......................................         4.66        4.94
      Noninterest expense................................................         3.19        4.29
                                                                             ---------    --------
      Pretax income (FTE basis )--Return on outstandings.................         1.46        0.63
      Net income.........................................................         0.92        0.40

 Return on equity........................................................           10%          4%

 Efficiency ratio........................................................           30          40

 Headcount--full-time (1)................................................       11,122         N/A          N/A

                                                                                  Three Months Ended March 31
                                                                              -------------------------------------
                                                                                2001         2000       % Change
                                                                              ----------  ----------  -------------
 ENDING BALANCES (in billions):
     Owned...............................................................      $   5.5      $  4.9           12
     Seller's interest...................................................         17.8        17.4            2
                                                                                ------      ------
     Loans on balance sheet..............................................         23.3        22.3            4
     Securitized.........................................................         40.7        44.2           (8)
                                                                                ------       ------
 Loans - managed.........................................................      $  64.0      $ 66.5           (4)

 Assets - managed........................................................         67.1        72.3           (7)
 Common equity...........................................................          6.2         6.1            1

 AVERAGE BALANCES (in billions):
     Owned...............................................................      $   5.2      $  4.3           21
     Seller's interest...................................................         20.6        18.0           14
                                                                                ------      -------
     Loans on balance sheet..............................................         25.8        22.3           16
     Securitized.........................................................         39.6        44.8          (12)
                                                                                ------      -------
 Loans - managed.........................................................      $  65.4      $ 67.1           (3)

 Assets - managed........................................................         68.2        72.8           (6)
 Common equity...........................................................          6.2         6.2           --

 CREDIT QUALITY (in millions):
 Net charge-offs:
       Credit card--managed...............................................     $   950      $  969           (2)

 Net charge-off ratios:
       Credit card--managed...............................................        5.81%       5.78%

 Delinquency ratio--30+ days..............................................        4.33%       4.08%
                  --90+ days..................................                    2.02        1.91

 Allowance for loan losses...............................................      $   197         N/A         N/A
 Allowance to period end owned loans.....................................         3.58%        N/A

 OTHER DATA:
      Charge volume (in billions)........................................      $  32.5      $ 34.0           (4)
      New accounts opened (in thousands).................................          775         950          (18)
      Cards issued (in thousands)........................................       50,644      56,378          (10)
      Number of FUSA.com customers (in millions).........................          2.4         1.4           71

-----
N/M--Not meaningful.
N/A--Not available due to changes in segment composition; see Note 5 on page
     59 in the Corporation's 2000 Annual Report on Form 10-K.
 (1) Beginning in the first quarter of 2001, employees on long-term disability and employees of unconsolidated subsidiaries are excluded.

     First USA reported first quarter net income of $148 million, up $81 million from the year-ago quarter and 10% from the 2000 fourth quarter. The year-over-year increase primarily reflected the impact of lower expenses and managed provision for credit losses, it was partially offset by an $89 million, or 5%, decline in revenues. First quarter results represented a 1.46% pretax return on outstandings, up from 0.63% in the year-ago and 1.28% in the 2000 fourth quarter.

     Net interest income was $1.391 billion, down $134 million, or 9%, from the year-ago quarter, reflecting lower fee revenue, a decline in average outstandings and a narrower spread. Compared with the prior quarter, net interest income decreased 2%, reflecting lower fee revenue.

     Average managed outstandings for the first quarter were $65.4 billion, down 3% from the year-ago period and essentially unchanged from the 2000 fourth quarter average. End-of-period managed loans declined to $64.0 billion. Attrition on mature vintage balances improved from the year-ago quarter and was consistent with the previous quarter. While attrition improved, customer card usage and related balances have declined, reflecting current economic conditions. First USA opened 775,000 new accounts during the quarter, down slightly from the 2000 fourth quarter level, and had 50.6 million cards issued at quarter end. First USA continues to be a leader in online card marketing and customer service with over 2.4 million registered users of its website, FirstUSA.com.

     Noninterest income was $309 million, up $45 million, or 17%, from the prior year. This increase primarily reflected the difference in securitization activity between the periods. Noninterest income was virtually unchanged from the 2000 fourth quarter. The difference in securitization activity was offset by lower sales of fee-based products and seasonally lower interchange revenue.

     The managed provision for credit losses was $950 million, down $19 million from the year-ago quarter. The managed net charge-off rate increased to 5.81% from 5.78%, reflecting the increased average age of the portfolio resulting from recent periods of lower new account growth and average outstandings. Managed net charge-offs were up from the 2000 fourth quarter, in line with expectations. The managed 30-day and 90-day delinquency rates were 4.33% and 2.02%, respectively, up from 4.08% and 1.91%, in the year-ago quarter, but down from 4.51% and equal to 2.02%, respectively, in the prior quarter, reflecting normal seasonality.

     Noninterest expense totaled $514 million, down $201 million, or 28%, from the prior year, reflecting the positive impact of waste-reduction initiatives, such as lower headcount, improved operating efficiency and reduced operating losses. The decline from the year-ago quarter also reflected the sale of the international operations in the 2000 second quarter, lower operating costs and a decrease in internally allocated costs related to a mid-year 2000 change in allocation methodology. Noninterest expense declined $123 million from the 2000 fourth quarter, which included $46 million of special items. The decrease in noninterest expense reflected lower expenses for purchased and professional services, as well as reduced fraud and operating losses. None of the noninterest expense reductions related to marketing expense, which was up from both the year-ago and 2000 fourth quarter periods. The efficiency ratio for the current period was 30%, down from 40% in the prior year and 37% from the 2000 fourth quarter.

Investment Management

     The Investment Management Group (IMG) provides investment, insurance, trust and private banking services to individuals. The Group also provides investment-related services, including retirement and custody services, securities lending and corporate trust to institutions.

                                                                Three Months Ended March 31
                                                            -------------------------------------
                                                              2001        2000        % Change
                                                            ----------  ----------  -------------
(Dollars in millions)
Net interest income--FTE basis ............                    $  104     $  100            4%

   Non-deposit service charges ............                       164        130           26
   Service charges on deposits ............                         4          4           --
   Fiduciary and investment management fees                       134        139           (4)
   Other income ...........................                         5         14          (64)
                                                               ------     ------
Noninterest income ........................                       307        287            7
                                                               ------     ------
Total revenue .............................                       411        387            6

Provision for credit losses ...............                         3          2           50

   Salaries and employee benefits .........                       140        144           (3)
   Other expense ..........................                       137        113           21
                                                               ------     ------
Noninterest expense .......................                       277        257            8
                                                               ------     ------
Pretax income - FTE basis .................                       131        128            2
Tax expense and FTE basis adjustment ......                        49         47            4
                                                               ------     ------
Net income ................................                    $   82     $   81            1
                                                               ======     ======

Memo: Insurance revenues ..................                    $100.6     $ 79.9           26
Net interest income--FTE basis ............                    $  104     $  100            4%

                                                                                  Three Months Ended March 31
                                                                              -------------------------------------
                                                                                2001        2000        % Change
                                                                            ----------  ----------  -------------
FINANCIAL PERFORMANCE:
Return on equity.........................................................         34%          36%
Efficiency ratio.........................................................         67           66
Headcount--full-time (1).................................................      6,522          N/A         N/A

ENDING BALANCES (in billions):
Loans....................................................................   $    6.8     $    6.4          6
Assets...................................................................        8.0          7.6          5

     Demand deposits......................................................       1.7          3.1        (45)
     Savings..............................................................       2.7          1.9         42
     Time.................................................................       3.4          4.2        (19)
     Foreign offices......................................................       0.1          0.2        (50)
                                                                            --------     --------
Total deposits...........................................................        7.9          9.4        (16)

Common equity............................................................        1.0          0.9         11

AVERAGE BALANCES (in billions):
Loans....................................................................    $   6.8     $    6.4          6
Assets...................................................................        8.0          7.7          4

    Demand deposits......................................................        2.0          2.6        (23)
    Savings..............................................................        2.7          1.9         42
    Time.................................................................        3.4          4.0        (15)
    Foreign offices......................................................        0.1          0.2        (50)
                                                                              ------     --------
Total deposits...........................................................        8.2          8.7         (6)

Common equity............................................................        1.0          0.9         11

CREDIT QUALITY (in millions):
Total net charge-off ratio                                                     (0.02)         N/A         N/A

Nonperforming assets :
   Commercial ..........................................................      $   38          N/A         N/A
   Consumer ............................................................           4          N/A         N/A
                                                                             -------
   Total nonperforming assets ..........................................      $   42          N/A         N/A

Allowance for loan losses...............................................      $   25          N/A         N/A
Allowance to period end loans...........................................        0.37%         N/A
Allowance to nonperforming loans........................................          60          N/A
Nonperforming assets to related assets..................................        0.61          N/A

                                                                                  Three Months Ended March 31
                                                                              -------------------------------------
                                                                                2001        2000        % Change
                                                                              ----------  ----------  -------------
ASSETS UNDER MANAGEMENT
ENDING BALANCES (in billions):
Mutual funds............................................................       $ 71.0      $  66.9          6
Other...................................................................         60.5         63.7         (5)
                                                                               ------      -------
    Total...............................................................       $131.5      $ 130.6          1

By type:
Money market............................................................       $ 48.0      $  39.1         23
Equity..................................................................         47.4         57.7        (18)
Fixed income............................................................         36.1         33.8          7
                                                                               ------      -------
    Total...............................................................       $131.5      $ 130.6          1

By channel:
Private client services.................................................       $ 55.4      $  62.4        (11)
Retail brokerage........................................................          9.2          9.2         --
Institutional...........................................................         51.2         45.3         13
Commercial cash sweep...................................................          8.4          6.8         24
All other...............................................................          7.3          6.9          6
                                                                               ------      -------
    Total................................................................      $131.5      $ 130.6          1

Morningstar Rankings:
    Percentage of customer assets in 4 and 5 ranked funds...............           62%       N/A
    Percentage of customer assets in 3+ ranked funds....................           95        N/A

TRUST ASSETS
ENDING BALANCES:
Trust assets under administration (in billions).........................       $319.6        N/A          N/A

CORPORATE TRUST SECURITIES
ENDING BALANCES:
Corp. trust sec. under administration (in billions).....................       $848.0        N/A          N/A

RETAIL BROKERAGE:
    Mutual fund sales (in millions).....................................       $  614      $   779        (21)
    Annuity sales.......................................................          524          414         27
                                                                               ------      -------
        Total sales.....................................................        1,138        1,193         (5)
    Number of accounts--end of period (in thousands).....................         390          362          8
    Market value customer assets-end of period (in billions)............       $ 22.1      $  24.0         (8)
    Number of registered sales representatives..........................          697          638          9
    Number of licensed retail bankers...................................        2,848        2,459         16

                                                                                  Three Months Ended March 31
                                                                              -------------------------------------
                                                                                2001        2000        % Change
                                                                              ----------  ----------  -------------
PRIVATE CLIENT SERVICES:
    Number of Private Client advisors...................................           714          821       (13)
    Number of Private Client offices....................................            39           39        --

Client Assets:
Assets under management (in billions)...................................      $   55.4     $   62.4       (11)

Ending Balances (in billions):
Loans...................................................................      $    6.8     $    6.3         8
Deposits................................................................           7.0          7.3        (4)

Average Balances (in billions):
Loans...................................................................      $    6.8     $    6.2        10
Deposits................................................................           7.0          7.1        (1)
------

 N/M--Not meaningful.
 N/A--Not available due to changes in segment composition; see Note 5 on page
      59 in the Corporation's 2000 Annual Report on Form 10-K.
 (1) Beginning in the first quarter of 2001, employees on long-term disability and employees of unconsolidated subsidiaries are excluded.

     Investment Management reported first quarter net income of $82 million, a slight increase from the year-ago quarter. This reflected a $24 million, or 6%, increase in revenue, which was partially offset by higher expenses. Compared with the prior quarter, net income remained flat, reflecting the continued impact of volatile and difficult market conditions.

     Period-end assets under management increased to $131.5 billion, up slightly from the year-ago and 2000 fourth quarters. One Group(R) mutual fund assets under management increased to $71.0 billion in the first quarter, a 6% increase year-over-year and a 1% increase from the prior quarter. Overall, One Group(R) net fund flows remained positive. In the first quarter, the mix of assets under management changed. Money market assets increased significantly, fixed income assets increased modestly and equity assets declined from both the year-ago and the 2000 fourth quarters.

     Compared with the first quarter of 2000, the $7.0 billion decline in assets under management from the Private Client Services segment was partially offset by a $5.9 billion increase in assets under management in the Institutional segment.

     During the first quarter, overall One Group(R) fund performance remained strong. The assets in funds rated 4 and 5 by Morningstar increased from 49% in the fourth quarter of 2000 to 62% in the first quarter of 2001, with 95% of assets in funds rated three stars or higher. The One Group(R) Diversified Mid Cap fund was cited by Mutual Fund Magazine as one of the 20 best performance-tested funds for 2001, based on its comparison of more than 6,000 diversified stock and balanced funds in the Morningstar database. Also in the quarter, IMG launched its 50th fund and third sector fund, the One Group(R) Health Sciences fund.

     Net interest income totaled $104 million, up $4 million, or 4%, from the year-ago period. Higher spread income associated with the 6% increase in average loans was partially offset by the effect of the 6% decrease in average deposits. Compared with the prior quarter, net interest income was unchanged.

     Noninterest income was $307 million, an increase of $20 million, or 7%, from the year-ago quarter. Beginning in the 2000 fourth quarter, fees associated with the in-house administration of the One Group(R) mutual funds were recorded as revenue, with a corresponding increase in expense. Prior to that, a third-party administrator incurred such fees and expenses, which totaled $24 million in the first quarter. Excluding the impact of this change, as well as the sale of the land trust business in the prior-year quarter, noninterest income increased 4% from a year ago.

     Compared to the prior quarter, noninterest income increased $7 million, or 2%. Excluding the effect of the above-mentioned change in the administration of the One Group(R) funds, noninterest income was essentially flat versus the prior quarter, reflecting the previously mentioned shift in the value and mix of assets under management.

     Retail brokerage sales of mutual funds and annuities were $1.1 billion in the first quarter, down $55 million, or 5%, from the year-ago quarter and up $199 million, or 21%, from the prior quarter, despite the weaker market conditions. The mix of product sold reflected a shift by retail investors to annuities.

     Noninterest expense of $277 million increased $20 million, or 8%, from the year-ago quarter. Excluding the expenses associated with the administration of the One Group(R) funds, noninterest expense declined slightly from a year ago. Noninterest expense increased $9 million, or 3%, from the 2000 fourth quarter due principally to that quarter's lower incentive expense.

Corporate Investments

     The Corporate Investments Group engages in proprietary investment activities for the account of Bank One.

                                                                                  Three Months Ended March 31
                                                                              -------------------------------------
 (Dollars in millions)                                                           2001        2000       % Change
                                                                              ----------  ----------  -------------
 Net interest income--FTE basis............................................     $  26      $    35         (26)%

    Investment securities gains (losses)..................................        (97)         155          N/M
    Trading gains (losses)................................................         (1)           6          N/M
    Other income..........................................................         11           24         (54)
                                                                                -----      -------
 Noninterest income (loss)................................................        (87)         185          N/M
                                                                                -----      -------

 Total revenue (loss).....................................................        (61)         220          N/M

 Provision for credit losses..............................................         --            1          N/M

    Salaries and employee benefits........................................          6            8         (25)
    Other expense.........................................................         13           31         (58)
                                                                                -----      -------
 Noninterest expense......................................................         19           39         (51)
                                                                                -----      -------
 Pretax income (loss) - FTE basis........................................         (80)         180          N/M
 Tax expense (benefit) and FTE basis adjustment..........................         (51)          39          N/M
                                                                                -----      -------
 Net income (loss).......................................................       $ (29)     $   141          N/M
                                                                                =====      =======

 FINANCIAL PERFORMANCE:
 Return (loss) on equity..................................................        (10)%         47%
 Efficiency ratio.........................................................        N/M           18
 Headcount--full time (1)..................................................       194          N/A          N/A

 ENDING BALANCES (in billions):
 Loans....................................................................      $ 3.8      $   3.4          12
 Assets...................................................................        9.3          8.3          12
 Common equity............................................................        1.2          1.2          --

 AVERAGE BALANCES (in billions):
 Loans....................................................................      $ 3.9      $   3.4          15
 Assets...................................................................        9.3          8.0          16
 Common equity............................................................        1.2          1.2          --

                                                                                  Three Months Ended March 31
                                                                              -------------------------------------
                                                                                 2001        2000       % Change
                                                                              ----------  ----------  -------------
 CREDIT QUALITY (in millions)
 Nonperforming assets :
       Commercial nonperforming loans....................................      $    14         N/A          N/A
       Other, including OREO.............................................           10         N/A          N/A
                                                                               -------     -------
  Total nonperforming assets.............................................           24         N/A          N/A

 Allowance for loan losses (in millions).................................      $    25         N/A          N/A
 Allowance to period end loans...........................................         0.66%        N/A
 Allowance to nonperforming loans (in millions)..........................          180         N/A
 Nonperforming assets to related assets..................................         0.63         N/A

 ______
 N/M--Not meaningful.
 N/A--Not available due to changes in segment composition; See Note 5 on page
      59 in the Corporation's 2000 Annual Report on Form 10-K.
(1) Beginning in the first quarter of 2001, employees on long-term disability and employees of unconsolidated subsidiaries are excluded.

     Corporate Investments reported a first quarter net loss of $29 million, compared with net income of $141 million in the year-ago quarter and a net loss of $15 million in the 2000 fourth quarter. First quarter results were negatively impacted by significant declines in equity valuations, while various leasing strategies continued to provide stable core performance in the current quarter, consistent with the year-ago and prior quarters.

     Net interest income of $26 million declined $9 million, or 26%, from the year-ago quarter, due to the funding of investments that does not yield interest income.

     Noninterest income declined $272 million from the year-ago quarter to a net expense of $87 million, reflecting valuations of marketable equity securities, mostly held through investments in funds. The Corporation currently holds approximately $300 million in marketable equity securities.

     Noninterest expense of $19 million declined $20 million, or 51%, from the year-ago quarter reflecting lower incentive-based compensation and stronger expense control. Noninterest expense increased $12 million from the $7 million reported in the 2000 fourth quarter, driven primarily by the fourth quarter's lower incentive compensation.

Corporate/Unallocated

     Corporate/Unallocated includes certain items that are not allocated to the lines of business.

                                                                                  Three Months Ended March 31
                                                                              -------------------------------------
 (Dollars in millions)                                                           2001        2000        % Change
                                                                              ----------  ----------  -------------
Net interest expense--FTE basis...........................................     $ (195)     $ (115)        (70)%

   Non-deposit service charges...........................................          (5)        N/A         N/A
   Credit card revenue..................................................            1         N/A         N/A
   Service charges on deposits .........................................            1         N/A         N/A
   Trading losses.......................................................           (9)        N/A         N/A
   Other income ........................................................          118         N/A         N/A
                                                                               ------      ------
Noninterest income.......................................................         106         118         (10)
                                                                               ------      ------

Total revenue (loss).....................................................         (89)          3         N/M

Provision for credit losses..............................................          --          --         N/A

   Salaries and employee benefits........................................          99         N/A         N/A
   Other expense.........................................................        (104)        N/A         N/A
                                                                               ------      ------
Noninterest expense......................................................          (5)         78         N/M
                                                                               ------      ------
Pretax loss - FTE basis..................................................         (84)        (75)        (12)
Tax benefit and FTE basis adjustment.....................................         (54)        (39)        (38)
                                                                               ------      ------
Net loss.................................................................      $  (30)     $  (36)         17
                                                                               ======      ======

FINANCIAL PERFORMANCE:
Headcount - full-time (1)................................................       9,927         N/A         N/A

ENDING BALANCES (in billions):
Loans ...................................................................      $  0.7      $ (2.2)        N/M
Assets...................................................................        50.5        43.2          17

Deposits.................................................................        31.5        26.6          18

Common equity............................................................        (2.5)       (0.2)        N/M

AVERAGE BALANCES (in billions):
Loans ...................................................................      $  0.5      $ (0.2)        N/M
Assets...................................................................        40.5        35.3          15

Deposits.................................................................        28.1        24.5          15

Common equity............................................................        (2.6)         --         N/A

 ------
N/M--Not meaningful.
N/A--Not available due to changes in segment composition; see Note 5 on page
     59 in the Corporation's 2000 Annual Report on Form 10-K.
(1) Beginning in the first quarter of 2001, employees on long-term disability and employees of unconsolidated subsidiaries are excluded.

     Corporate/Unallocated includes Treasury, unallocated Corporate expenses and any gain or loss from Corporate transactions. Included in first quarter results were gains of $73 million pre-tax ($43 million after tax) on the sale of the Corporation's portion of the equity position in EquiServe Limited Partnership and on the sale of the Corporation's investment in Star Systems, an ATM network. Excluding these gains, the first quarter recorded a net loss of $73 million.

                              CONSOLIDATED RESULTS

Summary of Financial Results

     The Corporation reported net income of $679 million, or $0.58 per diluted share, for the first quarter of 2001, compared to net income of $689 million, or $0.60 per diluted share, for the first quarter of 2000.

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

     In order to understand fundamental trends in net interest income, average earning assets and net interest margins, it is useful to analyze financial performance on a managed portfolio basis, which adds data on securitized loans to reported data on loans as presented below:

                                                                          Three Months Ended March 31
                                                                      -------------------------------------
(Dollars in millions)                                                    2001           2000     % Change
                                                                      ----------      --------  -----------
Managed:
   Net interest income--FTE basis                                      $  3,308       $  3,445      (4)%
   Average earning assets ................................              281,921        282,152       -
   Net interest margin ...................................                 4.76%          4.91%
Reported:
   Net interest income--FTE basis                                      $  2,218       $  2,228       -
   Average earning assets ................................              242,338        237,313       2%
   Net interest margin ...................................                 3.71%          3.78%

     Lower net interest income and the corresponding decline in the net interest margin in the 2001 first quarter as compared to the year ago quarter reflected narrower spreads earned on loans and other investments. This was primarily driven by a decline in the average yield earned on credit card receivables and an increase in the average rate paid on deposits.

Noninterest Income

     The table below shows the components of noninterest income for the periods indicated:

                                                          Three Months Ended             Percent Increase
                                                               March 31                     (Decrease)
                                                       -------------------------        -------------------
(Dollars in millions)                                    2001           2000
                                                       ----------     ----------
Non-deposit service charges......................       $  411         $   389                  6%
Credit card revenue (1)..........................          307             271                 13
Service charges on deposits......................          331             324                  2
Fiduciary and investment management fees.........          187             195                 (4)
Investment securities gains (losses).............          (96)            158                N/M
Trading..........................................           65              64                  2
Other income ....................................          188             113                 66
                                                        ------         -------
     Managed noninterest income..................       $1,393          $1,514                 (8)%
                                                        ======          ======

-------
N/M--Not meaningful.
(1) Excludes net credit card revenue due to securitization totaling $214 million in 2001 and $307 million in 2000.

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

     Managed noninterest income decreased 8% from the year-ago period to $1.39 billion, primarily reflecting net losses of $96 million on equity securities in the current quarter versus gains of $158 million in the first quarter of 2000, partially offset by higher miscellaneous income. The first quarter 2001 net losses on equity securities primarily reflected lower valuations of investments in private equity funds, while the 2000 first quarter net gains reflected favorable market conditions.

     Managed non-deposit service charges increased 6% to $411 million in the 2001 first quarter compared with the year-ago quarter, due to strong underwriting fees, corporate debt issuance revenues and other loan product fees.

     Managed credit card revenue increased 13% to $307 million in the 2001 first quarter compared with the same period of 2000, reflecting increased securitization activity in the 2001 period, partially offset by lower service fee revenue and lower interchange revenue in the 2001 first quarter.

     Other activities generated income of $188 million in the first quarter of 2001, compared with $113 million of income in the first quarter of 2000. The 66% increase in other income primarily reflected gains of $73 million on the sale of ownership interests in EquiServe and Star Systems.

Noninterest Expense

     Noninterest expense for the 2001 first quarter decreased 16% to $2.2 billion compared with the year-ago period.

     The table below shows the components of noninterest expense for the periods indicated:


                                                        Three Months Ended March 31
                                                       -----------------------------        Percent Increase
(Dollars in millions)                                     2001              2000                (Decrease)
                                                       ----------       ------------       -------------------
Salaries and employee benefits:
  Salaries ..................................           $   837         $   897                (7)%
  Employee benefits .........................               145             201               (28)
                                                        -------         -------           -------
     Total salaries and employee benefits ...               982           1,098               (11)
Occupancy expense ...........................               167             173                (3)
Equipment expense ...........................               121             155               (22)
Outside service fees and processing .........               255             408               (38)
Marketing and development ...................               205             226                (9)
Telecommunications ..........................               109             105                 4
Other intangible amortization ...............                20              39               (49)
Goodwill amortization .......................                17              17                --
Other .......................................               360             459               (22)
                                                        -------         -------
     Total noninterest expense before merger-
       related and restructuring charges ....             2,236           2,680               (17)
Merger-related and restructuring charges ....              --               (19)              N/M
                                                        -------         -------
     Total noninterest expense ..............           $ 2,236         $ 2,661               (16)%
                                                        =======         =======
Employees (1) ...............................            79,157             N/A               N/A
                                                        =======         =======
Efficiency ratio--managed basis .............              47.6%           53.7%
                                                        =======         =======

-----------
N/M--Not meaningful.
N/A--Not available due to changes in segment composition; see Note 5 on page 59 in the Corporation's 2000 Annual Report on Form 10-K.
(1) Beginning in the first quarter of 2001, long-term disability employees and employees of unconsolidated subsidiaries are excluded. Excluding this change in methodology, headcount declined 328 in the first quarter of 2001.

     Components of noninterest expense that are primarily related to a single business segment are discussed within that business segment rather than the consolidated section.

     Salary and benefit costs, including severance charges, were $982 million in the first quarter of 2001, down 11% from $1.1 billion in the year-ago period. The decrease reflected expense savings from reduced headcount, lower incentive compensation and cost reductions associated with the modification of the Corporation's 401(k) plan.

     Equipment expense in the first quarter of 2001 decreased $34 million, or 22%, from the year ago period, primarily due to decreased furniture and equipment rental and lower depreciation expense.

     Outside service fees and processing expense decreased by $153 million, or 38%, in the first quarter of 2001 compared to the year-ago period. This significant decrease reflected reduced consulting expenses, lower costs for certain purchased services, data processing credits and other benefits from the Corporation's waste reduction initiatives.

     Marketing and development expense decreased 9% in the first quarter 2001 to $205 million, compared with the 2000 first quarter, as expense reductions in the Retail line of business more than offset increased expenditures for First USA.

     Other intangible amortization expense decreased 49% in the 2001 first quarter when compared with the year-ago period, due to impairments associated with purchased credit card relationships recorded in 2000 that reduced the ongoing level of related amortization expense.

     Other operating expense decreased $99 million in the first quarter of 2001, compared with the year-ago period, primarily attributable to reduced legal provisions and the Corporation's waste reduction initiatives to lower expenses for such items as travel and entertainment, recruiting and other miscellaneous items.

     The Corporation achieved its goal of $500 million in annual expense savings from waste reduction efforts, while at the same time increasing spending in certain targeted areas such as systems conversions. First quarter 2001 results reflected expense levels that were $85 million after-tax ($125 million pre-tax) below the ongoing expense run rate level due to certain one-time benefits, timing of expense, and planned increases in conversion and marketing expenses.

Applicable Income Taxes

     The following table shows the Corporation's income before income taxes, as well as applicable income tax expense and effective tax rate for each of the periods indicated:

                                                                    Three Months Ended
                                                                          March 31
                                                                 ------------------------
(Dollars in millions)                                                2001        2000
                                                                 ------------  -----------
Income before income taxes..................................        $ 971        $ 991
Applicable income taxes.....................................          292          302
Effective tax rates.........................................         30.1%        30.5%

     Applicable income tax expense for both periods included benefits for tax-exempt income, tax-advantaged investments and general business tax credits, offset by the effect of nondeductible expenses, including goodwill.

                                 RISK MANAGEMENT

     The Corporation's various business activities generate liquidity, market, credit and operating risks:

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

     . Operating risk, among other things, includes the risk of fraud by employees or persons outside the Corporation, the execution of unauthorized transactions by employees, and errors relating to transaction processing and systems.

     The following discussion of Bank One's risk management processes focuses primarily on developments since December 31, 2000. The Corporation's risk management processes for liquidity, market, credit and operating risks are described in detail in the Corporation's 2000 Annual Report on Form 10-K, beginning on page 20.

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

     The Corporation's ability to attract wholesale funds on a regular basis and at a competitive cost is fostered by strong ratings from the major credit rating agencies. The Corporation and its principal banks had the following long- and short-term debt ratings:

                                                                                Senior
                                                  Short-Term Debt           Long-Term Debt
                                              -------------------------  ----------------------
                                                S & P       Moody's        S & P     Moody's
                                              ---------- --------------  ---------- -----------
The Corporation (Parent)...................      A-1          P-1            A         Aa3
Principal Banks............................      A-1          P-1            A+        Aa2

     The Corporation's funding source mix at March 31, 2001 was consistent with that at December 31, 2000.

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

 Value-At-Risk - Trading Activities

     The Corporation has developed policies and procedures to manage market risk through a value-at-risk measurement and control system, through a stress testing process and through dollar trading limits. The objective of this process is to quantify and manage market risk in order to limit single and aggregate exposures

     Value-at-risk is intended to measure the maximum fair value the Corporation could lose on a trading position, given a specified confidence level and time horizon. Value-at-risk limits and exposure are monitored on a daily basis for each significant trading portfolio. Stress testing is similar to value-at-risk except that the confidence level is geared to capture more extreme, less frequent market events.

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

     The following table shows the value-at-risk at March 31, 2001, and December 31, 2000 (in millions):

                                                                  March 31,        December 31,
 Risk Type                                                           2001              2000
                                                               --------------    ---------------
    Interest rate..........................................         $  8               $ 7
    Currency exchange rate.................................          ---                 1
    Equity.................................................            1                 1
                                                                    ----               ---
 Aggregate portfolio market risk...........................         $  9               $ 9
                                                                    ====               ===

     The activities covered by the table above reflect trading and other activities, including certain overseas balance sheet positions that are managed principally as trading risk. Value-at-risk from commodity price risk was immaterial.

     Interest rate risk was the predominant type of market risk incurred during the first quarter of 2001. At March 31, 2001, approximately 83% of primary market risk exposures were related to interest rate risk. Exchange rate, equity and commodity risks accounted for 17% of primary market risk exposures.

Structural Interest Rate Risk Management

     Interest rate risk exposure in the Corporation's "core" business (non-trading) activities, i.e., asset/liability management ("ALM") position, is a result of reprice, option and basis risks associated with on- and off-balance sheet positions. The ALM position is measured and monitored using sophisticated and detailed risk management tools, including earnings simulation modeling and economic value of equity sensitivity analysis, to capture both near-term and longer-term interest rate risk exposures.

     Earnings simulation analysis, or earnings-at-risk, measures the sensitivity of pretax earnings to various interest rate movements. The base-case scenario is established using the implied forward curve. The comparative scenarios assume an immediate parallel shock of the forward curve in increments of +/- 100 basis point rate movements. Numerous other scenarios are analyzed, including more gradual rising or declining rate changes and non-parallel rate shifts. Estimated earnings for each scenario are calculated over a 12-month and 24-month horizon. The interest rate scenarios are used for analytical purposes and do not necessarily represent Management's view of future market movements. Rather, these are intended to provide a measure of the degree of volatility interest rate movements may introduce into the earnings and economic value of the Corporation.

     The table below shows the Corporation's pretax earnings sensitivity profile as of March 31, 2001 and December 31, 2000:

                                                                        Immediate Change
                                                                            in Rates
                                                               ----------------------------------
(In millions)                                                      -100 bp            +100 bp
                                                               ---------------    ---------------
March 31, 2001.............................................         $128               $(150)
                                                                    ====               =====
December 31, 2000..........................................           29                   5
                                                                    ====               =====

     The increase in earnings sensitivity during the quarter is primarily due to a longer duration of the Corporation's earning assets.

     Modeling the sensitivity of earnings to interest rate risk is highly dependent on the numerous assumptions embedded in the model. While the earnings sensitivity analysis incorporates Management's best estimate of interest rate and balance sheet dynamics under various market rate movements, the actual behavior and resulting earnings impact will likely differ from that projected.

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

     In order to meet its credit risk management objectives, the Corporation maintains a risk profile that is diverse in terms of borrower concentrations, product type, and industry and geographic concentrations. Additional diversification of the Corporation's exposure is accomplished through syndication of credits, participations, loan sales, securitizations and other risk-reduction measures.

                            OPERATING RISK MANAGEMENT

     In addition to being exposed to liquidity, market and credit risk, the Corporation is also exposed to numerous types of operating risk. Operating risk generally refers to the risk of loss resulting from the Corporation's operations, including, but not limited to, the risk of fraud by employees or persons outside the Corporation, the execution of unauthorized transactions by employees, errors relating to transaction processing and systems, and other breaches of the internal control system and compliance requirements. This risk of loss also includes the potential legal actions that could arise as a result of the operational deficiency or as a result of noncompliance with applicable regulatory standards.

                          CREDIT PORTFOLIO COMPOSITION

Selected Statistical Information

     The significant components of credit risk and the related ratios, presented on a reported basis, for the periods indicated are as follows:

                                                         March 31    December 31   September 30    June 30       March 31
(Dollars in millions)                                       2001         2000          2000           2000        2000
                                                        ------------  -----------  ------------   -----------  ------------
   Loans outstanding.................................    $171,427      $174,251      $176,419     $172,591      $168,078
   Average loans.....................................     173,677       175,588       173,259      170,743       167,423

   Nonperforming loans...............................       2,559         2,475         2,026        1,690         1,564
   Other, including other real estate owned..........         106            98           110           94            97
                                                         --------      --------      --------     --------       -------
   Nonperforming assets..............................       2,665         2,573         2,136        1,784         1,661

   Allowance for credit losses.......................       4,205         4,110         3,090        2,983         2,338
   Net charge-offs...................................         489           487           319          319           266

   Nonperforming assets/related assets...............        1.55%         1.48%         1.21%        1.03%         0.99%
   Allowance for credit losses/loans outstanding.....        2.45          2.36          1.75         1.73          1.39
   Allowance for credit losses/nonperforming loans...         164           166           153          177           149
   Net charge-offs/average loans.....................        1.13          1.11          0.74         0.75          0.64
   Allowance for credit losses/net charge-offs.......         215           211           242          234           220

Loan Composition

     For analytical purposes, the Corporation's loan product portfolio is divided into commercial, consumer and credit card loan categories as follows for the periods indicated:

                                March 31           December 31        September 30            June 30             March 31
                                  2001                2000                2000                 2000                2000
                           -------------------  ------------------  ------------------  -------------------  -----------------
(Dollars in millions)       Amount       % (1)   Amount    % (1)     Amount     % (1)    Amount     % (1)     Amount    % (1)
                           ----------  -------  ---------- -------  ----------  ------  ----------  -------  ---------- ------
Loan Product
---------------------------
Commercial:
   Domestic:
     Commercial...........  $  63,071     28      $ 65,270    28%     $ 65,446     27%   $  63,552     27%    $  60,253    26%
     Real estate:
      Construction........      5,775      3         5,757     2         6,295      3        6,005      3         5,824     3
      Other...............     16,710      7        16,778     7        18,220      8       19,119      8        19,500     8
     Lease financing......      5,734      2         5,818     3         5,514      2        5,789      3         5,597     3
   Foreign................      6,689      3         6,837     3         7,344      3        7,348      3         6,925     3
                            ---------  -----      --------   ---      --------    ---    ---------    ---      --------   ---
        Total commercial..     97,979     43       100,460    43       102,819     43      101,813     44        98,099    43
Consumer:
     Residential real
     estate...............     40,561     18        40,596    17        39,299     17       36,589     16        33,999    14
     Automotive--loans
        /leases...........     19,955      8        20,741     9        21,860      9       22,199      9        23,371    11
     Other................      7,415      3         7,710     3         7,643      3        7,518      3         7,717     3
                            ---------  -----      --------   ---      --------    ---    ---------    ---      --------   ---
        Total consumer....     67,931     29        69,047    29        68,802     29       66,306     28        65,087    28
Credit card:
     On balance sheet.....      5,517      2         4,744     2         4,798      2        4,472      2         4,892     2
     Securitized..........     58,515     26        62,241    26        61,086     26       61,821     26        61,595    27
                            ---------  -----      --------   ---      --------    ---    ---------    ---      --------   ---
     Managed credit card..     64,032     28        66,985    28        65,884     28       66,293     28        66,487    29
                            ---------  -----      --------   ---      --------    ---    ---------    ---      --------   ---
Total managed.............  $ 229,942    100%     $236,492   100%     $237,505    100%   $ 234,412    100%     $229,673   100%
                            =========  =====      ========   ===      ========    ===    =========    ===      ========   ===

Total reported............  $ 171,427             $174,251            $176,419           $ 172,591             $168,078
                            =========             ========            ========           =========             ========

-------
(1) Percentages shown for loan type are determined as a percentage of total managed loans.

     For management purposes, the Corporation's loan portfolio is divided into Retail, Commercial Banking, First USA and other lines of business as follows for the periods indicated:

                                March 31           December 31        September 30            June 30             March 31
                                  2001                2000                2000                 2000                2000
                           -------------------  ------------------  ------------------  -------------------  -----------------
(Dollars in millions)       Amount       % (1)   Amount    % (1)     Amount     % (1)    Amount     % (1)     Amount    % (1)
                           ----------  -------  ---------- -------  ----------  ------  ----------  -------  ---------- ------
Line of Business
---------------------------
Retail....................   $ 76,102     33     $  77,301    33     $  76,798     32     $ 74,000     32      $ 75,495    33
Commercial Banking........     78,527     34        81,435    34        84,300     36       83,301     35        80,240    35
Other lines of business...     11,281      5        10,771     5        10,523      4       10,818      5         7,451     3
First USA:
     On balance sheet.....      5,517      2         4,744     2         4,798      2        4,472      2         4,892     2
     Securitized..........     58,515     26        62,241    26        61,086     26       61,821     26        61,595    27
                             --------    ---     ---------   ---     ---------    ---     --------    ---      --------   ---
     Managed credit card..     64,032     28        66,985    28        65,884     28       66,293     28        66,487    29
                             --------    ---     ---------   ---     ---------    ---     --------    ---      --------   ---
Total managed.............   $229,942    100%    $ 236,492   100%    $ 237,505    100%    $234,412    100%     $229,673   100%
                             ========    ===     =========   ===     =========    ===     ========    ===      ========   ===

Total reported............   $171,427            $ 174,251           $ 176,419            $172,591             $168,078
                             ========            =========           =========            ========             ========

(1) Percentages shown for line of business are determined as a percentage of total managed assets.

Commercial Portfolio Concentrations

     The Corporation's commercial loan product portfolio primarily comprises Corporate Banking (including syndicated credits) and Middle Market Banking loans within Commercial Banking, and also includes loans originated by Retail.

     The following table reflects the more significant borrower industry concentrations of the commercial loan portfolio as of March 31, 2001, and December 31, 2000:

                                                           March 31, 2001               December 31, 2000
                                                           --------------               -----------------
                                                      Carrying                      Carrying
(Dollars in millions)                                  Amount        Percent          Amount         Percent
                                                      -------        -------          ------         -------
Commercial real estate............................   $22,485          23.0%          $22,535         22.4%
Wholesale trade...................................     5,783           5.9             6,080          6.0
Industrial materials .............................     5,125           5.2             4,775          4.8
Oil and gas.......................................     4,040           4.1             4,207          4.2
Metals and products ..............................     3,841           3.9             4,128          4.1
Consumer staples..................................     4,308           4.4             3,880          3.9
Other.............................................    52,397          53.5            54,855         54.6
                                                     -------         -----          --------        -----
       Total commercial...........................   $97,979         100.0%         $100,460        100.0%
                                                     =======         =====          ========        =====

Commercial Real Estate

     The commercial real estate segment of the portfolio is the largest product category and consists primarily of loans secured by real estate as well as certain loans that are real estate-related. This exposure includes loans and commitments that finance both owner-occupied and investment properties/projects.

     Commercial real estate lending is conducted in several lines of business, with the majority of these loans originated by Corporate Banking primarily through its specialized National Commercial Real Estate Group. This group's focus is lending to targeted regional and national real estate developers, homebuilders and REITs/REOCs. As of March 31, 2001, this group's loan outstandings totaled $9.4 billion, or 42%, of the commercial real estate portfolio. Middle Market Banking originates primarily owner-occupied real estate loans located in the various markets served by Middle Market bankers. At March 31, 2001, commercial real estate loans totaled $22.5 billion, or 23.0% of total commercial loans, compared with $22.5 billion, or 22.4% of commercial loans, at December 31, 2000.

     The table below presents commercial real estate loans for the National Commercial Real Estate Group by property type as of March 31, 2001, and December 31, 2000:

                                                                       March 31, 2001              December 31, 2000
                                                                       --------------              -----------------
PROPERTY-TYPE (National Commercial Real Estate Group only)        Carrying                       Carrying
(Dollars in millions)                                              Amount         Percent         Amount        Percent
                                                                  -------         -------        -------        -------
Retail..........................................................  $ 1,582          16.8%         $ 1,608         16.9%
Apartment complexes.............................................    1,520          16.1            1,525         16.1
Office buildings................................................    1,364          14.5            1,412         14.9
REIT/REOC.......................................................      991          10.5            1,228         12.9
Industrial......................................................      523           5.6              491          5.2
Lodging.........................................................      375           4.0              402          4.2
Other...........................................................    3,060          32.5            2,823         29.8
                                                                  -------         -----          -------        -----
       Total National Commercial Real Estate Group loans........    9,415         100.0%           9,489        100.0%
                                                                                  =====                         =====
       Other commercial real estate loans (1)...................   13,070                         13,046
                                                                  -------                        -------
           Total commercial real estate loans...................  $22,485                        $22,535
                                                                  =======                        =======

(1) Comprised primarily of Middle Market Banking loans secured by real estate.

     The National Commercial Real Estate Group real estate portfolio is diverse, with no geographic concentrations greater than 10% of the portfolio at March 31, 2001.

                                  Asset Quality

Nonperforming Assets

     The Corporation defines nonperforming loans as commercial loans that are impaired and/or on nonaccrual status, consumer loans (i.e., non-credit card) greater than 90 days past due and restructured loans. These loans, along with assets primarily consisting of foreclosed real estate, represent nonperforming assets.

     The following table shows the Corporation's nonperforming loans by line of business and total nonperforming assets for the periods indicated:

(Dollars in Millions)                               March 31     December 31   September 30    June 30      March 31
                                                       2001         2000            2000         2000         2000
                                                    ---------    -----------   ------------   ---------    ----------
Nonperforming Loans:
   Retail.......................................       $  959      $   912        $   695       $   556      $   645
   Commercial Banking...........................        1,544        1,523          1,243         1,010          888
   Other lines of business......................           56           40             88           124           31
                                                       ------      -------        -------       -------      -------
     Total .....................................        2,559        2,475          2,026         1,690        1,564
Other, primarily other real estate owned........          106           98            110            94           97
                                                       ------      --------       --------      --------     -------
     Total nonperforming assets.................       $2,665      $ 2,573        $ 2,136       $ 1,784      $ 1,661
                                                       ======      =======        =======       =======      =======
Nonperforming assets/related assets.............         1.55%        1.48%          1.21%         1.03%        0.99%
                                                       ======      =======        =======       =======      =======
Loans 90 days or more past due and accruing
   interest.....................................       $   70      $    62        $    67       $    60      $   134

     Despite the Corporation's diversified Commercial Banking portfolio, the Corporation has experienced credit quality deterioration in a number of distinct market segments. A weakening economy, among other things, had led to an increase in nonperforming loans. The Corporation has established processes for identifying potential problem areas of the portfolio, which currently include exposure to leveraged lending and acquisition finance activities, healthcare, automotive parts and manufacturing, business finance and leasing, professional services, miscellaneous transportation services, selected utilities, telecommunications, and companies engaged in ongoing asbestos litigation. The Corporation will continue its enhanced focus on identifying and monitoring these potential exposure areas.

     The following table shows the Corporation's net charge-offs by line of business for the periods indicated:

(Dollars in millions)                  March 31                      December 31                       March 31
                                        2001                             2000                            2000
                           --------------------------------  --------------------------------  ------------------------------
                              Net                   Net         Net                   Net        Net                  Net
                            charge-    Average   charge-off   charge-    Average   charge-off  charge-  Average   charge-off
                             offs      Balance      Rate       offs      Balance      rate      offs    balance      rate
                           --------------------------------  --------------------------------  ------------------------------
Retail (1).............     $  166    $ 76,746      0.87%     $  159    $ 76,654     0.83%     $   98   $ 73,342     0.54%
Commercial
  Banking..............        249      80,628      1.23         259      83,114     1.24          84     80,400     0.42
First USA (2)..........        950      65,443      5.81         887      65,631     5.41         969     67,095     5.78
Other lines of
  business.............          -      11,065         -           4      10,909        -          25      9,349     1.07
                            ------    --------                ------    --------               ------   --------
Total--Managed.........      1,365     233,882      2.33%      1,309     236,308     2.22%      1,176    230,186     2.04%
                                                    ====                             ====                            ====
Securitized............       (876)    (60,205)                 (822)    (60,720)                (910)   (62,763)
                            ------    --------                ------    --------               ------   --------
Total--Reported........     $  489    $173,677      1.13%     $  487    $175,588     1.11%     $  266   $167,423     0.64%
                            ======    ========      ====      ======    ========     ====      ======   ========     ====

------
(1) First quarter 2001 amounts exclude $40 million of charge-offs relating to part of a portfolio that has been accounted for as loans held at a discount, but viewed for management purposes as charge-offs. In Management's view, the inclusion of these amounts in charge-offs more accurately reflects the performance of the portfolio. See Retail LOB discussion on page 3 for further detail.
(2)  Reported on a managed basis.

Allowance for Credit Losses

     The allowance for credit losses is maintained at a level that in Management's judgment is adequate to provide for estimated probable credit losses inherent in various on- and off-balance sheet financial instruments. This process includes deriving probable loss estimates that are based on historical loss rates, portfolio stress testing of probable loss estimates and Management's judgment. The reserve is based on ranges of estimates and is intended to be adequate but not excessive. Each quarter, reserves are formally estimated by each line of business and reviewed by the Corporate Risk Management Department and Senior Management.

     The following table shows the components of, by line of business, the change in the Corporation's allowance for credit losses for the periods indicated:

                                              March 31       December 31      September 30     June 30     March 31
(In millions)                                    2001           2000              2000          2000         2000
                                             ------------  --------------    --------------   ---------   ------------
Line of Business
----------------
Balance, beginning of period ...............    $ 4,110       $ 3,090           $ 2,983        $ 2,338      $ 2,285

Charge-offs:
   Retail (1)...............................        216           199               189            169          145
   Commercial Banking.......................        287           284               121            125           95
   First USA (1)............................         78            69                59             72           61
   Other lines of business .................          5             6                19             17           37
                                                -------       -------           -------        -------      -------
        Total charge-offs ..................        586           558               388            383          338

Recoveries:
   Retail ..................................         50            40                38             35           47
   Commercial Banking.......................         38            25                12             15           11
   First USA (1)............................          4             4                 3              5            2
   Other lines of business .................          5             2                16              9           12
                                                -------       -------           -------        -------      -------
         Total recoveries ..................         97            71                69             64           72

Net charge-offs:
   Retail (2) ..............................        166           159               151            134           98
   Commercial Banking ......................        249           259               109            110           84
   First USA (1)............................         74            65                56             67           59
   Other lines of business .................       --               4                 3              8           25
                                                -------       -------           -------        -------      -------
        Total net charge-off ...............        489           487               319            319          266

Provision for credit losses:
   Retail ..................................        244           364               207            132          167
   Commercial Banking ......................        264         1,078               225            778          132
   First USA ...............................         74            65                56             67           59
   Other lines of business .................          3          --                  28             36            4
                                                -------       -------           -------        -------      -------
        Total provision for credit losses...        585         1,507               516          1,013          362
Transfers/other (3).........................         (1)         --                 (90)           (49)         (43)
                                                -------       -------           -------        -------      -------
Balance, end of year .......................    $ 4,205       $ 4,110           $ 3,090        $ 2,983      $ 2,338
                                                =======       =======           =======        =======      =======

(1) On a reported basis.
(2) First quarter 2001 amounts exclude $40 million of charge-offs relating to part of a portfolio that has been accounted for as loans held at a discount, but viewed for management purposes as charge-offs. In Management's view, the inclusion of these amounts in charge-offs more accurately reflects the performance of the portfolio. See Retail LOB discussion on page 3 for further detail.
(3) Transfers from the allowance for credit losses primarily represent allocable credit reserves associated with consumer loan sale transactions, including securitization transactions.

   The Composition of the Corporation's allowance for credit losses by line of business is as follows:

                                             March 31                   December 31
 (Dollars in millions)                         2001                        2000
                                      ---------------------       ---------------------
Retail ...........................     $   924        22%          $   846        21%
Commercial Banking ...............       3,034        72             3,020        73
First USA ........................         197         5               197         5
Other lines of business ..........          50         1                47         1
                                       -------      ----           -------      ----
     Total .......................     $ 4,205       100%          $ 4,110       100%
                                       =======      ====           =======      ====

Allowance as a % of total loans:
   Retail ........................                  1.21%                       1.10%
   Commercial Banking ............                  3.86                        3.71
   First USA .....................                  3.58                        4.19
   Other lines of business .......                  0.44                        0.44
     Total .......................                  2.45                        2.36

                       Derivative Financial Instruments

     The Corporation uses a variety of derivative financial instruments in its trading, asset and liability management, and corporate investment activities, as well as to manage certain currency translation exposures of foreign operations. These instruments include interest rate, currency, equity and commodity swaps, forwards, spot, futures, options, caps, floors, forward rate agreements, and other conditional or exchange contracts, and include both exchange-traded and over-the-counter contracts.

Accounting for Derivative Financial Instruments

     Effective January 1, 2001, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" as amended. The new standard significantly changed the accounting treatment for interest rate and foreign exchange derivatives the Corporation uses in its asset and liability management ("ALM") activities. The new accounting treatment for ALM derivatives is described below. Cash flows from derivative financial instruments are reported net as operating activities.

Trading Derivative Instruments

     The Corporation's accounting policies for derivatives used in trading activities have not changed as the result of SFAS No. 133. A detailed discussion of accounting for trading derivative instruments is presented in the Corporation's 2000 Annual Report on Form 10-K.

ALM Derivative Instruments

     Derivative financial instruments used in ALM activities, principally interest rate swaps, are classified as fair value hedges or cash flow hedges and are required to meet specific criteria. Such interest rate swaps are designated as ALM derivatives, and are linked to and adjust the interest rate sensitivity of a specific asset, liability, firm commitment, or anticipated transaction or a specific pool of transactions with similar risk characteristics. Interest rate swaps that do not meet these and the following criteria are designated as derivatives used in trading activities and are accounted for at estimated fair value.

     Fair Value Hedge (primarily hedges of fixed rate interest-bearing instruments) -- The change in fair value of both the hedging derivative and hedged item is recorded in current earnings. If a hedge is dedesignated prior to maturity, previous adjustments to the carrying value of the hedged item are recognized in earnings to match the earnings recognition pattern of the hedged item (e.g., level yield amortization if hedging an interest-bearing instrument).

     Cash Flow Hedge (primarily hedges of variable rate interest-bearing instruments) -- The effective portion of the change in fair value of the hedging derivative is recorded in Accumulated Other Adjustments to Stockholders' Equity ("AOASE") and the ineffective portion directly in earnings. These amounts are reclassified into earnings in a manner consistent with the earnings pattern of the underlying hedged item (generally, reflected in interest expense). The total amount of such reclassification into earnings is projected to be charges of $82 million after-tax over the next twelve months. If a hedge is dedesignated prior to maturity, previous adjustments to AOASE are recognized in earnings to match the earnings recognition pattern of the hedged item (e.g., level yield amortization if hedging an interest-bearing instrument) or immediately recognized in current earnings of the hedged item is sold.

     Interest income or expense on most ALM derivatives used to manage interest rate exposure is recorded on an accrual basis, as an adjustment to the yield of the linked exposures over the periods covered by the contracts. This matches the income recognition treatment of that exposure, generally assets or liabilities carried at historical cost, that are recorded on an accrual basis. If an interest rate swap is terminated early or dedesignated as an ALM derivative, any unrecognized gain or loss at that point in time is deferred and amortized as an adjustment of the yield on the linked interest rate exposure position over the remaining periods originally covered by the swap. If all or part of a linked position is terminated, e.g., a linked asset is sold or prepaid, or if the amount of an anticipated transaction is likely to be less than originally expected, then the related pro rata portion of any unrecognized gain or loss on the swap is recognized in earnings at that time, and the related pro rata portion of the swap is subsequently accounted for at estimated fair value.

Hedges of the Net Investment in Foreign Operations

     In order to minimize the capital impact of translation gains or losses measured on an after-tax basis, the Corporation uses forward foreign exchange contracts to hedge the exposure relating to the net investment in foreign operations. The effective portion of the change in fair value of the hedging derivative is recorded in AOASE as part of the cumulative translation adjustment. The amount of after-tax gains included in the cumulative translation adjustment during the three months ended March 31, 2001, related to hedges of the foreign currency exposures of net investments in foreign operations, totaled $7 million.

Income Resulting from Derivative Financial Instruments

     The Corporation uses interest rate derivative financial instruments to reduce structural interest rate risk and the volatility of net interest margin. Net interest margin reflects the effective use of these derivatives. Without their use, net interest income would have been lower by $7 million in the first quarter 2001 and lower by $11 million in the first quarter of 2000.

     Recognition of hedge ineffectiveness for cash flow and fair value hedges in the quarter ended March 31, 2001, was insignificant. No component of a hedging derivative instrument's gain or loss is excluded from the assessment of fair value and cash flow hedge effectiveness.

Credit Exposure Resulting from Derivative Financial Instruments

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

     The table below shows the impact of these master netting agreements:

                                                                               March 31          December 31
(In millions)                                                                    2001                2000
                                                                            ---------------     --------------
Gross replacement cost.....................................................    $12,334             $ 9,769
   Less:  Adjustment due to master netting agreements......................     (8,426)             (7,222)
                                                                               -------             -------
Current credit exposure....................................................      3,908               2,547
   Unrecognized net (gains) losses due to nontrading activity (1) .........          -                (225)
                                                                               -------             -------
Balance sheet exposure.....................................................    $ 3,908             $ 2,322
                                                                               =======             =======

(1) The March 31, 2001, exposure amount is zero due to the January 1, 2001, adoption of SFAS #133.

     Current credit exposure represents the total loss the Corporation would have suffered had every counterparty been in default on those dates. These amounts are adjusted by the unrealized and unrecognized gains and losses on derivatives used in asset and liability management activities to arrive at the balance sheet exposure.

Asset and Liability Management Derivatives

     Access to the derivatives market is an important element in maintaining the Corporation's desired interest rate risk position. In general, the assets and liabilities generated through ordinary business activities do not naturally create offsetting positions with respect to repricing, basis or maturity characteristics. Using derivative instruments, principally plain vanilla interest rate swaps (ALM swaps), the interest rate sensitivity of specific off-balance sheet transactions, as well as pools of assets, is adjusted to maintain the desired interest rate risk profile.

     At March 31, 2001, the notional value of ALM interest rate swaps tied to specific assets or liabilities, firm commitments and forecasted transactions totaled $12.6 billion as follows:

                                                   Receive Fixed       Pay Fixed           Basis
(In millions)                                      Pay Floating    Receive Floating        Swaps
                                                -----------------------------------------------------
                                                  Fair      Cash    Fair      Cash    Fair      Cash     Total
                                                  Value     Flow    Value     Flow    Value     Flow     Swaps
                                                --------   ------  -------  -------  -------  -------   -------
 Interest rate swaps associated with:

    Investment securities.......................  $   --     $ --    $ 50   $    --    $  --     $ --   $    50
    Funds borrowed (including long-term debt)...   8,000       --      --     4,522       --       50    12,572
                                                   -----    -----    -----    -----    -----  ---- --   -------
        Total...................................  $8,000     $ --    $ 50    $4,522    $  --    $  50   $12,622
                                                  ======     ====    ====    ======     ====    =====   =======

     Interest rate swaps used to adjust the interest rate sensitivity of securities and funds borrowed will not need to be replaced at maturity, since the corresponding asset or liability will mature along with the swap. Interest rate swaps designated as an interest rate related hedge of an existing fixed rate asset or liability are fair value type hedges. Conversely, interest rate swaps designated as an interest rate related hedge of an existing variable rate asset or liability are cash flow type hedges. Management designates interest rate swaps as hedges of both fixed and variable rate assets and liabilities interchangeably. The type of hedge for accounting purposes is not a strategic consideration. The Corporation has an insignificant amount of hedges involving forecasted transactions and firm commitments, and no non-derivative instruments are designated as a hedge.

                              Loan Securitizations

     Investors in the beneficial interests of the securitized loans have no recourse against the Corporation if cash flows generated from the securitized loans are inadequate to service the obligations of the SPE. To help ensure that adequate funds are available in the event of a shortfall, the Corporation is required to deposit funds into cash spread accounts if excess spread falls below certain minimum levels. Spread accounts are funded from excess spread that would normally be returned to the Corporation. In addition, various forms of other credit enhancement are provided to protect more senior investor interests from loss. Credit enhancements associated with credit card securitizations, such as cash collateral or spread accounts, totaled $533 million at March 31, 2001, and are classified on the balance sheet as other assets.

     For further discussion of Bank One's loan securitization process and other related disclosures, see pages 41-42 and pages 63-65 of the Corporation's 2000 Annual Report on Form 10-K.

     The following comprised the Corporation's managed credit card loans at March 31, 2001:

         (In millions)
         Owned credit card loans - held in portfolio...........................................   $  3,072
         Owned credit card loans - held for future securitization..............................      2,445
         Seller's interest in credit card loans (investment securities)........................     17,762
                                                                                                  --------
         Total credit card loans reflected on balance sheet....................................     23,279
         Securities sold to investors and removed from balance sheet...........................     40,753
                                                                                                  --------
         Managed credit card loans.............................................................   $ 64,032
                                                                                                  ========

     At March 31, 2001, the estimated fair value of seller's interest and interest-only strip from credit card securitizations were as follows:

(In millions)
Seller's interest .............................................................................    $17,644
Interest-only strip ...........................................................................        216
                                                                                                   -------
         Total interests in credit card securitizations........................................    $17,860
                                                                                                   =======

     The key weighted average economic assumptions used to estimate the fair value of the interest-only strip and seller's interest as of March 31, 2001, were unchanged from December 31, 2000. The asset values of the seller's interest, interest-only strip and credit enhancements are periodically reviewed for other-than-temporary impairment.

     For analytical purposes only, the following table shows income statement line items adjusted for the net impact of securitization of credit card receivables for the periods indicated:

                                                                                     Three Months Ended March 31
                                                                               -----------------------------------------
                                                                                              Credit Card
(Dollars in millions)                                                           Reported    Securitizations    Managed
                                                                               ----------  ----------------- -----------
                                                                                                   2001
                                                                               -----------------------------------------
Net interest income--tax-equivalent basis...................................   $  2,218         $  1,090       $  3,308
Provision for credit losses ................................................        585              876          1,461
Noninterest income .........................................................      1,607             (214)         1,393
Noninterest expense ........................................................      2,236               --          2,236
Net income .................................................................        679               --            679


Total average loans ........................................................   $173,677         $ 60,205       $233,882
Total average earning assets ...............................................    242,338           39,583        281,921
Total average assets .......................................................    269,514           39,583        309,097
Net interest margin ........................................................       3.71%           11.17%          4.76%

Delinquency and charge-off rates:
Credit card delinquencies over 30 days as a percentage of ending credit card
    loan balances ..........................................................       2.56%            4.50%          4.33%
Credit card delinquencies over 90 days as a percentage of ending credit card
    loan balances ..........................................................       1.13%            2.10%          2.02%
 Net credit card charge-offs as a percentage of average credit card loan
    balances ...............................................................       5.69%            5.82%          5.81%

                                                                                                   2000
                                                                               -----------------------------------------
Net interest income--tax-equivalent basis
                                                                               $  2,228         $  1,217       $  3,445
Provision for credit losses ................................................        362              910          1,272
Noninterest income .........................................................      1,821             (307)         1,514
Noninterest expense ........................................................      2,661               --          2,661
Net income .................................................................        689               --            689


Total average loans ........................................................   $167,423         $ 62,763       $230,186
Total average earning assets ...............................................    237,313           44,839        282,152
Total average assets .......................................................    268,718           44,839        313,557
Net interest margin ........................................................       3.78%           10.92%          4.91%

Delinquency and charge-off rates:
Credit card delinquencies over 30 days as a percentage of ending credit card
    loan balances ..........................................................       3.55%            4.36%          4.08%
Credit card delinquencies over 90 days as a percentage of ending credit card
    loan balances ..........................................................       1.72%            2.15%          1.91%
 Net credit card charge-offs as a percentage of average credit card loan
    balances ...............................................................       5.48%            5.80%          5.78%

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

Economic Capital

     An important aspect of risk management and performance measurement is the ability to evaluate the risk and return of a business unit, product or customer consistently across all lines of business. The Corporation's economic capital framework facilitates this standard measure of risk and return. Business units are assigned capital consistent with the underlying risks of their product set, customer base and delivery channels. For a more detailed discussion of Bank One's economic capital framework, see page 44 of the Corporation's 2000 Annual Report on Form 10-K.

Selected Capital Ratios

     The Corporation aims to maintain regulatory capital ratios, including those of the principal banking subsidiaries, in excess of the well-capitalized guidelines under federal banking regulations. The Corporation has maintained a well-capitalized regulatory position for the past several years.

     The tangible common equity to tangible managed assets ratio is also monitored. This ratio adds securitized credit card loans to reported total assets and is calculated net of total intangible assets. The tangible common equity to tangible managed assets ratio was 5.6% at March 31, 2001, up from 5.5% at December 31, 2000. Tier 1 and Total Capital ratios were 7.8% and 11.2% and 7.3% and 10.8%, respectively, at March 31, 2001, and December 31, 2000.

     The Corporation's capital ratios that adhere to regulatory guidelines appear in the table below:

                                                                                                             Well-
                                                                                                          Capitalized
                                           March 31   December 31  September 30   June 30    March 31      Regulatory
                                              2001        2000          2000        2000        2000       Guidelines
                                          ----------- -----------  ------------   --------   ---------   ---------------
Risk-based capital ratios (1)
      Tier 1.........................          7.8%        7.3%         7.5%        7.2%        7.7%           6.0
      Total..........................         11.2        10.8         10.9        10.3        10.6           10.0
 Common equity/managed assets........          6.0         6.0          5.9         5.9         6.3
 Tangible common equity/tangible
   managed assets....................          5.6         5.5          5.4         5.4         5.7
 Double leverage ratio (1)...........          106         108          109         115         111
 Divided payout ratio................           36         N/M           42         N/M          70

------
N/M--Not meaningful.
(1)  Includes trust preferred capital securities.

     The components of the Corporation's regulatory risk-based capital and risk-weighted assets are as follows:

                                                March 31      December 31   September 31     June 30        March 31
(In millions)                                     2001           2000           2000          2000            2000
                                             ------------     ----------   -------------  ------------   --------------
Regulatory risk-based capital:
     Tier 1 capital......................      $  20,727       $  19,824     $  20,433    $  19,121          $  20,573
     Tier 2 capital......................          9,148           9,316         9,119        8,350              7,899
                                               ---------       ---------     ---------    ---------          ---------
     Total capital.......................      $  29,875       $  29,140     $  29,552    $  27,471          $  28,472
                                               =========       =========     =========    =========          =========
Total risk-weighted assets...............      $ 266,077       $ 270,182     $ 272,095    $ 266,937          $ 268,339
                                               =========       =========     =========    =========          =========

     In deriving Tier 1 and total capital, goodwill and other nonqualifying intangible assets are deducted as indicated:

                                               March 31      December 31     September 31      June 30       March 31
(In millions)                                    2001           2000             2000            2000          2000
                                              -----------   ------------    --------------  -------------   ----------
Goodwill.................................       $   841        $   858           $  876        $   894      $   916
Other nonqualifying intangibles..........           299            375              405            436          637
                                                -------        -------           ------        -------      -------
    Subtotal.............................         1,140          1,233            1,281          1,330        1,553
Qualifying intangibles...................           205            214              235            256          555
                                                -------        -------           ------        -------      -------
    Total intangibles....................       $ 1,345        $ 1,447           $1,516        $ 1,586      $ 2,108
                                                =======        =======           ======        =======      =======

Dividend Policy

     The Corporation's common dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain an adequate capital level and alternative investment opportunities. The common dividend payout ratio is targeted in the range of 25% - 30% of earnings over time. On January 16, 2001, the Corporation declared its quarterly common cash dividend of 21 cents per share, payable on April 1, 2001. The common stock dividend declared for the first quarter of 2000 was 42 cents per share. The decrease from the year-ago period reflects a 50% reduction of the quarterly dividend rate from 42 cents per share to 21 cents per share in the third quarter of 2000.

Double Leverage

     Double leverage is the extent to which the Corporation's resources is used to finance investments in subsidiaries. Double leverage was 106% at March 31, 2001, and 108% at December 31, 2000. Trust Preferred Capital Securities of $2.790 billion for the first quarter of 2001 and $1.578 billion in the prior year quarter were included in capital for purposes of this calculation.

                           FORWARD-LOOKING STATEMENTS

    Management's Discussion and Analysis included herein contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, the Corporation may make or approve certain statements in future filings with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the Corporation's approval that are not statements of historical fact and may constitute forward-looking statements. Forward-looking statements may relate to, without limitation, the Corporation's financial condition, results of operations, plans, objectives, future performance or business.

    Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include the words "believes", "anticipates", "expects", "intends", "plans", "estimates", "targets" or words of similar meaning or future or conditional verbs such as "will", "would", "should", "could" or "may".

     Forward-looking statements involve risks and uncertainties. Actual conditions, events or results may differ materially from those contemplated by a forward-looking statement. Factors that could cause this difference - many of which are beyond the Corporation's control - include the following, without limitation:

     . Local, regional and international business or economic conditions may differ from those expected.

     . The effects of and changes in trade, monetary and fiscal policies and laws, including the Federal Reserve Board's interest rate policies may adversely affect the Corporation's business.

     . The timely development and acceptance of new products and services may be different than anticipated.

     . Technological changes instituted by the Corporation and by persons who may affect the Corporation's business may be more difficult to accomplish or more expensive than anticipated or may have unforeseen consequences.

     . Acquisitions and integration of acquired businesses may be more difficult or expensive than expected.

     . The ability to increase market share and control expenses may be more difficult than anticipated.

     . Changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) may adversely affect the Corporation or its business.

     . Changes in accounting policies and practices, as may be adopted by regulatory agencies and the Financial Accounting Standards Board, may affect expected financial reporting.

     . The costs, effects and outcomes of litigation may adversely affect the Corporation or its business.

     . The Corporation may not manage the risks involved in the foregoing as well as anticipated.

     . Forward-looking statements speak only as of the date they are made. The Corporation undertakes no obligation to update any forward-looking statement to reflect subsequent circumstances or events.

                          Consolidated Balance Sheets
                     BANK ONE CORPORATION and Subsidiaries

                                                                                     March 31        December 31         March 31
 (Dollars in millions)                                                                  2001            2000               2000
                                                                                  ------------------------------------------------
Assets
Cash and due from banks......................................................        $  15,402         $  17,291         $  15,267
Interest-bearing due from banks..............................................            1,971             5,210             8,105
Federal funds sold and securities under resale agreements....................           11,133             4,737            10,998
Trading assets...............................................................            5,189             2,788             5,587
Derivative product assets....................................................            3,908             2,322             3,207
Investment securities........................................................           52,966            50,561            47,459
Loans........................................................................          171,427           174,251           168,078
  Allowance for credit losses................................................           (4,205)           (4,110)           (2,338)
                                                                                     ---------         ---------         ---------
  Loans, net.................................................................          167,222           170,141           165,740
Premises and equipment, net..................................................            2,761             2,894             3,266
Customers' acceptance liability..............................................              287               402               493
Other assets.................................................................           13,513            12,954            12,886
                                                                                     ---------         ---------         ---------
                  Total assets...............................................        $ 274,352         $ 269,300         $ 273,008
                                                                                     =========         =========         =========
Liabilities
Deposits:

       Demand................................................................        $  29,102         $  30,738         $  29,923
       Savings...............................................................           63,469            63,414            65,292
       Time:
         Under $100,000......................................................           24,833            25,302            23,355
         $100,000 and over...................................................           21,685            22,656            16,908
       Foreign offices.......................................................           24,466            24,967            29,165
                                                                                     ---------         ---------         ---------
                  Total deposits.............................................          163,555           167,077           164,643
Federal funds purchased and securities under repurchase agreements...........           14,789            12,120            18,451
Other short-term borrowings..................................................           16,970            18,003            18,261
Long-term debt...............................................................           39,407            38,428            37,175
Guaranteed preferred beneficial interest in the Corporation's junior
subordinated debt............................................................            2,790             2,483             1,578
Acceptances outstanding......................................................              287               402               493
Derivative product liabilities...............................................            3,470             2,212             3,100
Other liabilities............................................................           14,018             9,940             9,036
                                                                                     ---------         ---------         ---------
                  Total liabilities..........................................          255,286           250,665           252,737
Stockholders' Equity
Preferred stock..............................................................              190               190               190
Common stock - $0.01 par value...............................................               12                12                12
Number of common shares (in thousands):     3/31/01     12/31/00     3/31/00
                                           ---------   ----------   ---------
        Authorized...................       2,500,000   2,500,000   2,500,000
        Issued.......................       1,181,382   1,181,386   1,181,386
        Outstanding..................       1,165,331   1,159,829   1,152,289
Surplus......................................................................           10,394            10,487            10,679
Retained earnings............................................................            9,491             9,060            11,242
Accumulated other adjustments to stockholders' equity........................             (105)               (5)             (358)
Deferred compensation........................................................             (174)             (121)             (165)
Treasury stock, at cost, 16,051,793,  21,557,000 and 29,097,000 shares,
respectively.................................................................             (742)             (988)           (1,329)
                                                                                     ---------         ---------         ---------
                  Total stockholders' equity.................................           19,066            18,635            20,271
                                                                                     ---------         ---------         ---------
                  Total liabilities and stockholders' equity.................        $ 274,352         $ 269,300         $ 273,008
                                                                                     =========         =========         =========

         The accompanying notes are an integral part of this statement.

                         Consolidated Income Statements
                      BANK ONE CORPORATION and Subsidiaries

                                                                                                    Three Months Ended
                                                                                                         March 31
                                                                                                 -----------------------
(In millions, except per share data)                                                               2001           2000
                                                                                                 --------       --------
Net Interest Income:
    Interest income...........................................................................     $4,921        $4,753
    Interest expense..........................................................................      2,736         2,560
                                                                                                   ------        ------
         Total net interest income............................................................      2,185         2,193

Noninterest Income:
Non-deposit service charges...................................................................        411           389
Credit card revenue...........................................................................        521           578
Service charges on deposits...................................................................        331           324
Fiduciary and investment management fees......................................................        187           195
Investment securities gains (losses)..........................................................        (96)          158
Trading.......................................................................................         65            64
Other income .................................................................................        188           113
                                                                                                   ------        ------
         Total noninterest income.............................................................      1,607         1,821
                                                                                                   ------        ------
         Total revenue, net of interest expense...............................................      3,792         4,014

Provision for credit losses...................................................................        585           362

Salaries and employee benefits................................................................        982         1,098
Occupancy expense.............................................................................        167           173
Equipment expense.............................................................................        121           155
Outside service fees and processing...........................................................        255           408
Marketing and development.....................................................................        205           226
Telecommunications............................................................................        109           105
Other intangible amortization.................................................................         20            39
Goodwill amortization.........................................................................         17            17
Other.........................................................................................        360           459
                                                                                                   ------        ------
         Total noninterest expense before merger and restructuring charges....................      2,236         2,680
Merger-related and restructuring charges......................................................         --           (19)
                                                                                                   ------        ------
         Total noninterest expense............................................................      2,236         2,661

Income Before Income Taxes....................................................................        971           991
Applicable income taxes ......................................................................        292           302
                                                                                                   ------        ------
Net Income....................................................................................     $  679        $  689
                                                                                                   ======        ======
Net Income Attributable to Common Stockholders' Equity........................................     $  676        $  686
                                                                                                   ======        ======

Earnings Per Share:
     Basic....................................................................................     $ 0.58        $ 0.60
                                                                                                   ======        ======
     Diluted..................................................................................     $ 0.58        $ 0.60
                                                                                                   ======        ======

        The accompanying notes are an integral part of this statement.

                Consolidated Statement of Stockholders' Equity
                     BANK ONE CORPORATION and Subsidiaries


                                                                                  Accumulated
                                                                                       Other
                                                                                   Adjustments
                                                                                        to                                Total
                                         Preferred   Common             Retained   Stockholders'   Deferred   Treasury Stockholders'
(In millions)                              Stock     Stock    Surplus   Earnings      Equity     Compensation   Stock     Equity
                                         ---------  -------- --------- ---------- -------------  ------------ -------- ------------
Balance--December 31, 1999.............    $190       $12     $10,799   $11,037       $(263)       $  (118)   $(1,567)    $20,090
Net income.............................                                     689                                               689
Change in fair value, investment
  securities--available for sale,
  net of taxes.........................                                                 (95)                                  (95)
Translation gain (loss), net
of hedge results and
taxes..................................                                                  --                                    --
                                                                        -------       -----                               -------
Net income and changes in accumulated
  other adjustments to stockholders'
  equity...............................                                     689         (95)                                  594
Cash dividends declared:
  Common stock.........................                                    (481)                                             (481)
  Preferred stock......................                                      (3)                                               (3)
Issuance of stock......................                          (115)                                            274         159
Purchase of common stock...............                                                                           (17)        (17)
Cancellation of shares held in
treasury...............................                           (32)                                                        (32)
Awards granted, net of forfeitures
and amortization.......................                                                                (79)                   (79)
Other..................................                            27                                   32        (19)         40
                                           ----       ---     -------   -------       -----       --------    -------     -------
Balance--March 31, 2000................    $190       $12     $10,679   $11,242       $(358)      $   (165)   $(1,329)    $20,271
                                           ====       ===     =======   =======       =====       ========    =======     =======

Balance--December 31, 2000.............    $190       $12     $10,487   $ 9,060       $  (5)      $   (121)   $  (988)    $18,635
Net income.............................                                     679                                               679
Change in fair value, investment
securities--available for sale, net of
  taxes................................                                                  47                                    47
Change in fair value of cash-flow
  type hedge derivative securities
  net of taxes.........................                                                (149)                                 (149)
Translation gain, net of hedge
results and taxes......................                                                   2                                     2
                                                                        -------       -----                               -------
Net income and changes in
  accumulated other adjustments to
  stockholders' equity.................                                     679        (100)                                  579
Cash dividends declared:
  Common stock.........................                                    (245)                                             (245)
  Preferred stock......................                                      (3)                                               (3)
Issuance of stock......................                           (93)                                            246         153
Awards granted, net of forfeitures
and amortization.......................                                                                (53)                   (53)
                                           ----       ---     -------   -------       -----       --------    -------     -------
Balance--March 31, 2001................    $190       $12     $10,394   $ 9,491       $(105)      $   (174)   $  (742)    $19,066
                                           ====       ===     =======   =======       =====       ========    =======     =======

         The accompanying notes are an integral part of this statement.

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                     BANK ONE CORPORATION and Subsidiaries

                                                                                                     Three Months Ended
                                                                                                           March 31
                                                                                                 ------------------------------
(In millions)                                                                                      2001               2000
                                                                                                 ----------        ------------
Cash Flows from Operating Activities

Net income.................................................................................       $     679           $    689
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization.........................................................             135                162
     Provision for credit losses...........................................................             585                362
     Investment securities (gains) losses..................................................              96               (158)
     Net increase in net derivative product assets.........................................            (140)               (67)
     Net (increase) decrease in trading assets.............................................          (2,401)             2,392
     Net increase in other assets..........................................................            (353)              (581)
     Net increase in other liabilities.....................................................           4,020                858
     Merger-related and restructuring charges..............................................              --                (19)
     Other operating adjustments...........................................................             (99)              (245)
                                                                                                  ---------           --------
Net cash provided by operating activities..................................................           2,522              3,393

Cash Flows from Investing Activities
Net increase in federal funds sold and securities under resale agreements..................          (6,396)            (1,216)
Securities available for sale:
    Purchases..............................................................................         (16,967)            (7,548)
    Maturities.............................................................................           7,585              1,258
    Sales..................................................................................           2,308              4,457
Credit card receivables securitized........................................................           3,131                 --
Net decrease (increase) in loans...........................................................           3,770             (2,092)
Loan recoveries............................................................................              97                 72
Additions to premises and equipment, net...................................................              34               (132)
Net cash and cash equivalents due to mergers, acquisitions and dispositions................              --                 --
All other investing activities, net........................................................             (27)              (108)
                                                                                                  ---------           --------
Net cash used in investing activities......................................................          (6,465)            (5,309)

Cash Flows from Financing Activities
Net (decrease) increase in deposits........................................................          (3,524)             2,297
Net increase (decrease) in federal funds purchased and securities under
  repurchase agreements....................................................................           2,668               (269)
Net decrease in other short-term borrowings................................................          (1,033)            (2,951)
Proceeds from issuance of long-term debt...................................................           3,818              4,452
Repayment of long-term debt................................................................          (3,254)            (1,098)
Cash dividends paid........................................................................            (247)                (2)
Proceeds from issuance of trust preferred capital securities ..............................             300                 --
Proceeds from issuance of common and treasury stock........................................              80                 66
All other financing activities, net........................................................               4                (13)
                                                                                                  ---------           --------
Net cash (used in) provided by financing activities........................................          (1,188)             2,482
Effect of Exchange Rate Changes on Cash and Cash Equivalents...............................               3                 85
                                                                                                  ---------           --------
Net (Decrease) Increase in Cash and Cash Equivalents.......................................          (5,128)               651
Cash and Cash Equivalents at Beginning of Period...........................................          22,501             22,721
                                                                                                  ---------           --------
Cash and Cash Equivalents at End of Period.................................................       $  17,373           $ 23,372
                                                                                                  =========           ========

         The accompanying notes are an integral part of this statement.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     BANK ONE CORPORATION and Subsidiaries

Note 1--Summary of Significant Accounting Policies

     Consolidated financial statements of BANK ONE CORPORATION and Subsidiaries (the "Corporation" or "Bank One") have been prepared in conformity with generally accepted accounting principles. Management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes that could differ from actual results. Certain prior-year financial statement information has been reclassified to conform to the current year's financial statement presentation.

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

     These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000.

Note 2--New Accounting Pronouncements

Accounting for Transfers and Servicing of Financial Assets and Liabilities

     In September 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Liabilities" SFAS No. 140 revises certain criteria promulgated in previous accounting literature (SFAS No. 125) regarding the accounting for securitizations and other transfers of financial assets and collateral, and requires additional disclosures concerning these activities. The Corporation is currently evaluating the effects of adopting SFAS No. 140 and its interpretations and related guidance, on its current accounting policies for securitizations and other transfers of financial assets. The Corporation currently does not believe that the impact, if any, of adopting SFAS No. 140 will be significant to its financial position or net income.

Accounting for Derivative Instruments and Hedging Activities

     Effective January 1, 2001, the Corporation adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", as amended. The new standard significantly changed the accounting treatment for interest rate and foreign exchange derivatives the Corporation uses in its asset and liability management activities. The Corporation's accounting for derivatives used in trading activities has not changed as the result of SFAS No. 133. Hedging derivatives are now recognized on the balance sheet at fair value as either assets or liabilities. Hedge ineffectiveness, if any, is calculated and recorded in current earnings. The accounting for the effective portion of the change in value of a hedging derivative is based on the nature of the hedge. See "Derivative Financial Instruments" on page 29 for detailed information on the Corporation's strategy in using derivative instruments in its asset and liability management and trading activities, as well as the new accounting principles and disclosure for derivative instruments pursuant to SFAS No. 133.

Note 3--Earnings per Share

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

----------------------------------------------------------------------------------------------------------------
                                                                                         Three Months Ended
                                                                                               March 31
(In millions, except per share data)                                                          2001       2000
-----------------------------------------------------------------------------------------------------------------
Basic:
    Net income........................................................................    $  679      $  689
    Preferred stock dividends.........................................................        (3)         (3)
                                                                                          ------      ------
    Net income attributable to common stockholders' equity............................    $  676      $  686
                                                                                          ======      ======
Diluted:
    Net income........................................................................    $  679      $  689
    Interest on convertible debentures, net of tax....................................        --           2
    Preferred stock dividends.........................................................        (3)         (3)
                                                                                          ------      ------
    Diluted income available to common stockholders...................................    $  676      $  688
                                                                                          ======      ======

Average shares outstanding............................................................     1,163       1,149
Dilutive shares:
    Stock options.....................................................................        10           3
    Convertible debentures............................................................        --           3
                                                                                          ------      ------

Average shares outstanding assuming full dilution.....................................     1,173       1,155
                                                                                          ======      ======
Earnings per share:
    Basic.............................................................................    $ 0.58      $ 0.60
                                                                                          ======      ======
    Diluted...........................................................................    $ 0.58      $ 0.60
                                                                                          ======      ======

-----------------------------------------------------------------------------------------------------------------

Note 4--Pending Acquisition

     On April 9, 2001, the Corporation entered into a definitive agreement to purchase the $8 billion credit card business of Wachovia Corporation. The business includes 2.8 million customer accounts. The transaction also includes a long-term agreement to market consumer credit cards to Wachovia's retail customers, with servicing being provided by First USA. The transaction, to be paid entirely of cash consideration, is expected to close in the 2001 second quarter, subject to regulatory review.

Note 5--Second Quarter 2000 Restructuring Charge

     The Corporation recorded restructuring costs of $233 million in the second quarter of 2000 related to the restructuring of certain of its retail businesses as well as exit costs associated with specific decisions made to abandon identified facilities, equipment and application software. The initial restructuring charge included personnel-related items consisting primarily of severance costs related to identified staff reductions totaling 2,200 positions in the Retail line of business that would be implemented when assets were sold. Also included in the initial charge were asset writedowns including leasehold write-offs related to leased properties following the decision to abandon such facilities, as well as the write-offs of fixed assets and capitalized software, for which similar decisions were made. In the 2000 fourth quarter, Management reduced its estimate of staff reductions to 1,257 positions as a result of the decision not to dispose of the assets previously identified for sale.

     The following table summarizes the activity relating to this restructuring charge reserve during the 2001 first quarter (in millions):

                                                        Personnel-          Other
                                                      Related Costs      Obligations      Total
                                                    ------------------------------------------------
December 31, 2000 Reserve Balance...................       $17                 $77         $94
    Amounts Paid/Asset Writedowns...................        (6)                 (4)        (10)
                                                           ----                ----        ----
March 31, 2001 Reserve Balance......................       $11                 $73         $84
                                                           ====                ====        ====

     Actions under this restructuring plan are expected to be completed in 2001. The remaining liabilities, including severance, associated with these actions will be paid as required over the contract period.

Note 6--Business Segments

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

     Data presented in the line of business tables prior to the caption entitled "Financial Performance" are included in the "Business Segments" section (see pages 3 - 18 for details).

Note 7--Interest Income and Interest Expense

     Details of interest income and expense are as follows:

                                                                                            Three Months Ended
                                                                                         -------------------------
                                                                                                 March 31
                                                                                         --------------------------
(In millions)                                                                                2001          2000
                                                                                         -----------    -----------
Interest Income

Loans, including fees...................................................................... $3,802       $3,596
Bank balances..............................................................................     70          102
Federal funds sold and securities under resale agreements..................................    115          124
Trading assets.............................................................................     83          101
Investment securities......................................................................    851          830
                                                                                            ------       ------
         Total.............................................................................  4,921        4,753

Interest Expense

Deposits...................................................................................  1,520        1,389
Federal funds purchased and securities under repurchase agreements.........................    231          266
Other short-term borrowings................................................................    283          298
Long-term debt.............................................................................    702          607
                                                                                            ------       ------
         Total.............................................................................  2,736        2,560
                                                                                            ------       ------

Net Interest Income......................................................................    2,185        2,193
Provision for credit losses..............................................................      585          362
                                                                                            ------       ------
Net Interest Income After Provision for Credit Losses....................................   $1,600       $1,831
                                                                                            ======       ======

Note 8--Fair Value of Financial Instruments

     The carrying values and estimated fair values of financial instruments as of March 31, 2001, have not materially changed on a relative basis from the carrying values and estimated fair values of financial instruments disclosed as of December 31, 2000.

Note 9--Guaranteed Preferred Beneficial Interest in the Corporation's Junior Subordinated Debt

     The Corporation has sponsored nine trusts with a total aggregate issuance of $2.790 billion at March 31, 2001 in trust preferred securities. These trust preferred securities are tax-advantaged issues that qualify for Tier 1 capital treatment. Distributions on these securities are included in interest expense on long-term debt. Each of the trusts is a statutory business trust organized for the sole purpose of issuing trust securities and investing the proceeds thereof in junior subordinated debentures of the Corporation, the sole asset of each trust. The preferred trust securities of each trust represent preferred beneficial interests in the assets of the respective trusts and are subject to mandatory redemption upon payment of the junior subordinated debentures held by the trust. The common securities of each trust are wholly owned by the Corporation. Each trust's ability to pay amounts due on the trust preferred securities is solely dependent upon the Corporation making payment on the related junior subordinated debentures. The Corporation's obligations under the junior subordinated securities and other relevant trust agreements, in aggregate, constitute a full and unconditional guarantee by the Corporation of each respective trust's obligations under the trust securities issued by such trust.

                                         Trust Preferred                        Junior Subordinated Debt Owned by Trust
                         --------------------------------------------- ---------------------------------------------------------
                                               Initial                   Initial
                                             Liquidation  Distribution  Principal                             Redeemable
(Dollars in millions)       Issuance Date        Value        Rate        Amount         Maturity               Beginning
                         ------------------- ----------- ------------- ------------ -------------------   ----------------------
Capital V..............    January 30, 2001      $300    8.00%             $309.3   January 30, 2031       January 30, 2006
Capital IV.............    August 30, 2000        160    3-mo LIBOR         164.9   September 1, 2030      See (1) below.
                                                         plus 1.50%

Capital III............    August 30, 2000        475    8.75%              489.7   September 1, 2030      See (1) below.
Capital  II............    August 8, 2000         280    8.50%              288.7   August 15, 2030        August 15, 2005
Capital   I............    September 20, 1999     575    8.00%              593     September 15, 2029     September 20,2004
First Chicago
   NBD Capital 1.......    January 31, 1997       250    3-mo LIBOR
                                                         plus 0.55%         258     February 1, 2027       February 1, 2007

First USA
 Capital Trust I (2)...    December 20, 1996      200    9.33%              206.2   January 15, 2027       January 15, 2007
First Chicago
NBD Institutional
   Capital A...........    December 3, 1996       500    7.95%              515     December 1, 2026       December 1, 2006
First Chicago
NBD Institutional
   Capital B...........    December 5, 1996       250    7.75%              258     December 1, 2026       December 1, 2006

________
(1) Redeemable at any time subject to approval by the Federal Reserve Board.
(2) The Corporation paid a premium of $36 million to repurchase $193 million of these securities in 1997.

Note 10--Supplemental Disclosures for Accumulated Other Adjustments to Stockholders' Equity

     Accumulated other adjustments to stockholders' equity is as follows:

(In millions)                                                                         March 31,  March 31,
                                                                                        2001        2000
                                                                                    ----------- -----------
Fair value adjustment on investment securities--available for sale:

   Balance, beginning of period....................................................       $ (15)    $(271)
   Change in fair value, net of taxes of $28 and $38 for the three months ended
     March 31, 2001 and 2000, respectively.........................................          48       (82)
   Less: reclassification adjustment, net of taxes of $0 and $8 for the three
     Months ended March 31, 2001 and 2000, respectively............................          (1)      (13)
                                                                                         ------    ------
   Balance, end of period..........................................................          32      (366)

Fair value adjustment on derivative instruments--cash flow type hedges:

   Balance, beginning of period....................................................           -
   Transition adjustment at January 1, 2001, net of taxes of $56...................         (98)
   Net change in fair value associated with current period hedging activities, net of
     taxes of $35 for the three months ended March 31, 2001........................         (62)
   Net reclassification into earnings, net of taxes of  $6 for the three months ended
     March 31, 2001................................................................          11
                                                                                         ------
   Balance, end of period..........................................................        (149)

 Accumulated translation adjustment:
   Balance, beginning of period....................................................          10         8
   Translation gain, net of hedge results and taxes................................           2         -
                                                                                         ------    ------
   Balance, end of period..........................................................          12         8
                                                                                         ------    ------
Total accumulated other adjustments to stockholders' equity........................      $ (105)   $ (358)
                                                                                         ======    ======

Note 11--Contingent Liabilities

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

Note 12--Investment Securities - Available for Sale

     The following table is a summary of the available for sale investment portfolio:

                                                                   Gross Unrealized  Gross Unrealized    Fair Value
March 31, 2001 (In millions)                       Amortized Cost       Gains              Losses       (Book Value)
                                                   -------------------------------------------------------------------
U.S. Treasury..................................       $ 1,650            $   8             $  17          $  1,641
U.S. government agencies.......................        22,285               82                26            22,341
States and political subdivisions..............         1,219               34                 3             1,250
Interests in credit card securitized
receivables....................................        17,978               87               205            17,860
Other debt securities..........................         5,658               20                53             5,625
Equity securities (1)(2).......................         4,224              246               221             4,249
                                                      -------            -----             -----          --------
         Total.................................       $53,014            $ 477             $ 525          $ 52,966
                                                      =======            =====             =====          ========

---------
(1) The fair values of certain securities for which market quotations were not available were estimated. In addition, the fair values of certain securities reflect liquidity and other market-related factors.
(2) Includes investments accounted for at fair value consistent with specialized industry practice.

                        Selected Statistical Information
                      BANK ONE CORPORATION and Subsidiaries

Average Balances/Net Interest Margin/Rates

------------------------------------------------------------------------------------------------------------------------------------
Three Months Ended                                                      March 31, 2001                   December 31, 2000
------------------------------------------------------------- ----------------------------------------------------------------------
(Income and rates on tax-equivalent basis)                       Average               Average      Average                Average
(Dollars in millions)                                            Balance    Interest     Rate       Balance     Interest     Rate
------------------------------------------------------------- ----------------------------------------------------------------------
Assets

Short-term investments......................................    $  12,221        185      6.14%  $   16,272      $   272      6.65%
Trading assets..............................................        5,703         83      5.90        6,140          101      6.54
Investment securities:
    U.S. government and federal agencies....................       19,327        302      6.34       14,765          228      6.14
    States and political subdivisions.......................        1,269         24      7.67        1,283           25      7.75
    Other...................................................       30,141        544      7.32       29,485          620      8.37
                                                                ---------     ------     -----   ----------      -------     -----
       Total investment securities..........................       50,737        870      6.95       45,533          873      7.63

Loans: (1) .................................................      173,677      3,816      8.91      175,588        3,961      8.97
                                                                ---------     ------             ----------      -------
       Total earning assets (2).............................      242,338     $4,954      8.29%     243,533      $ 5,207      8.51%
                                                                              ======     =====                   =======     =====
Allowance for credit losses.................................       (4,216)                           (3,499)
Other assets................................................       31,392                            33,319
                                                                ---------                        ----------
       Total assets.........................................    $ 269,514                        $  273,353
                                                                =========                        ==========

Liabilities and Stockholders' Equity
Deposits-interest-bearing:
    Savings.................................................    $  15,491         51      1.34%  $   15,543      $    57      1.46%
    Money market............................................       47,006        384      3.31       47,084          429      3.62
    Time....................................................       47,267        743      6.38       47,480          759      6.36
    Foreign offices (3).....................................       24,081        342      5.76       25,950          397      6.09
                                                                ---------     ------     -----   ----------      -------     -----
       Total deposits-interest-bearing......................      133,845      1,520      4.61      136,057        1,642      4.80
Federal funds purchased and securities under repurchase
   agreements...............................................       17,129        231      5.47       18,564         284       6.09
Other short-term borrowings.................................       18,252        283      6.29       17,833         292       6.51
Long-term debt (4)..........................................       41,781        702      6.81       41,395         742       7.13
                                                                ---------     ------     -----   ----------      ------      -----
       Total interest-bearing liabilities...................      211,007     $2,736      5.26%     213,849      $2,960       5.51%
                                                                =========     ======     =====   ==========      ======      =====
Demand deposits.............................................       26,827                            27,194
Other liabilities...........................................       12,675                            12,943
Preferred stock.............................................          190                               190
Common stockholders' equity.................................       18,815                            19,177
                                                                ---------                        ----------
       Total liabilities and stockholders' equity...........    $ 269,514                        $  273,353
                                                                =========                        ==========

Interest income/earning assets (2)..........................                  $4,954      8.29%                  $5,207       8.51%
Interest expense/earning assets.............................                   2,736      4.58                    2,960       4.84
                                                                              ------     -----                   ------      -----
Net interest margin.........................................                  $2,218      3.71%                  $2,247       3.67%
                                                                              ======     =====                   ======      =====

----------
(1) Nonperforming loans are included in average balances used to determine the average rate.
(2) Includes tax-equivalent adjustments based on federal income tax rate of 35%.
(3) Includes international banking facilities' deposit balances in domestic offices and balances of Edge Act and overseas offices.
(4) Includes trust preferred capital securities.

---------------------------------------------------------------------------------------------------------------------
         September 30, 2000                        June 30, 2000                          March 31, 2000
---------------------------------------------------------------------------------------------------------------------
   Average                  Average     Average                     Average       Average                  Average
   Balance      Interest     Rate       Balance       Interest        Rate        Balance      Interest     Rate
---------------------------------------------------------------------------------------------------------------------
  $  18,673     $   306       6.52%     $  17,356     $  276         6.40%        $  15,451    $   226       5.88%
      8,252         138       6.65          6,442        100         6.24             6,909        100       5.82

     12,163         212       6.93         15,074        260         6.94            15,641        258       6.63
      1,308          25       7.60          1,398         27         7.77             1,483         28       7.59
     28,861         603       8.31         29,813        575         7.76            30,406        564       7.46
  ---------     -------      -----      ---------    -------         ----         ---------    -------      -----
     42,332         840       7.89         46,285        862         7.49            47,530        850       7.19

    173,259       3,935       9.04        170,743      3,764         8.87           167,423      3,612       8.68
  ---------     -------                 ---------    -------                      ---------    -------
    242,516     $ 5,219       8.56%       240,826     $5,002         8.35%          237,313    $ 4,788       8.11%
                =======      =====                   =======         ====                      =======      =====
     (3,036)                               (2,531)                                   (2,367)
     33,534                                34,528                                    33,772
  ---------                             ---------                                 ---------
  $ 273,014                             $ 272,823                                 $ 268,718
  =========                             =========                                 =========


  $  16,287     $    62       1.51%     $  16,973     $   60         1.42%        $  16,942    $    61       1.45%
     47,080         419       3.54         48,450        410         3.40            47,606        400       3.38
     45,906         728       6.31         41,946        609         5.84            38,818        550       5.70
     26,228         410       6.22         28,848        408         5.69            29,443        378       5.16
  ---------     -------      -----      ---------    -------         ----         ---------    -------      -----
    135,501       1,619       4.75        136,217      1,487         4.39           132,809      1,389       4.21

     19,331         311       6.40         18,632        281         6.07            19,316        266       5.54
     18,933         319       6.70         19,248        307         6.41            19,912        298       6.02
     41,018         728       7.06         38,642        670         6.97            36,484        607       6.69
  ---------     -------      -----      ---------    -------         ----         ---------    -------      -----
    214,783     $ 2,977       5.51%       212,739     $2,745         5.19%          208,521    $ 2,560       4.94%
  =========     =======      =====      =========    =======         ====         =========    =======      =====
     26,456                                27,692                                    27,921
     12,706                                12,503                                    12,305
        190                                   190                                       190
     18,879                                19,699                                    19,781
  ---------                             ---------                                 ---------
  $ 273,014                             $ 272,823                                 $ 268,718
  =========                             =========                                 =========

                 $5,219       8.56%                   $5,002         8.35%                     $ 4,788       8.11%
                  2,977       4.88                     2,745         4.58                        2,560       4.33
                -------      -----                   -------         ----                      -------      -----
                 $2,242       3.68%                   $2,257         3.77%                     $ 2,228       3.78%
                 ======      =====                   =======         ====                      =======      =====

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

(Mark One)

            [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                               SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2001
                                                 --------------

                                      OR

            [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                               SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _____________ to _____________

                  Commission file number  001-15323
                                         ----------

                             BANK ONE CORPORATION
       ----------------------------------------------------------------------
            (exact name of registrant as specified in its charter)


                     DELAWARE                        31-0738296
       ----------------------------------------------------------
          (State or other jurisdiction of          (I.R.S. Employer
          incorporation or organization)          Identification No.)

       1 BANK ONE PLAZA CHICAGO, ILLINOIS                             60670
      ---------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 312-732-4000
      -----------------------------------------------------------------------
             (Registrant's telephone number, including area code)


  ---------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No ____
    ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 2001.

         Class                           Number of Shares Outstanding
--------------------------               ----------------------------
Common Stock $0.01 par value                    1,166,017,946

                        Form 10-Q Cross-Reference Index

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

ITEM 1. Financial Statements
----------------------------
                                                                                   Page
                                                                                   ----
            Consolidated Balance Sheets-
            March 31, 2001 and 2000, and December 31, 2000                           36

            Consolidated Income Statements -
            Three months ended March 31, 2001 and 2000                               37

            Consolidated Statements of Stockholders' Equity -
            Three months ended March 31, 2001 and 2000                               38

            Consolidated Statements of Cash Flows -
            Three months ended March 31, 2001 and 2000                               39

            Notes to Consolidated Financial Statements                               40

            Selected Statistical Information                                         45

ITEM 2.  Management's Discussion and Analysis of Financial
----------------------------------------------------------
            Condition and Results of Operations                                    2-35
            -----------------------------------

                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 1. Legal Proceedings                                                            49
-------------------------

ITEM 2. Changes in Securities                                                        49
-----------------------------

ITEM 3. Defaults Upon Senior Securities                                              49
---------------------------------------

ITEM 4. Submission of Matters to a Vote of Security Holders                          49
-----------------------------------------------------------

ITEM 5. Other Information                                                            49
-------------------------

ITEM 6. Exhibits and Reports on Form 8-K                                             49
----------------------------------------

Signatures                                                                           50

                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 1. Legal Proceedings
-------------------------

            None

ITEM 2. Changes in Securities
-----------------------------
            None


ITEM 3. Defaults Upon Senior Securities
---------------------------------------
            Not applicable


ITEM 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------
            None


ITEM 5. Other Information
-------------------------
            None


ITEM 6. Exhibits and Reports on Form 8-K
----------------------------------------

    (a)     Exhibit 12 - Statement re computation of ratio.

    (b) The Registrant filed the following Current Reports on Form 8-K during the quarter ended March 31, 2001.

            Date       Item Reported
            ----       -------------

            1/17/01 The Registrant's press release announcing 2000 fourth quarter loss of $512 million.

            2/02/01 The Registrant's filing of documents in connection with the closing of the sale by BANK ONE Capital V of $300 million in aggregate liquidation amount of trust preferred securities.

            2/23/01* Change in the Registrant's certifying principal accountant for 2001 from Arthur Andersen LLP to KPMG LLP.

            * As amended by a Form 8-K/A filed on March 27, 2001.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                BANK ONE CORPORATION
                                                --------------------

Date         May 14, 2001                             /s/ James Dimon
     -------------------------------        ------------------------------------------
                                                         James Dimon
                                                   Principal Executive Officer

Date         May 14, 2001                             /s/ Charles W. Scharf
     -------------------------------        ------------------------------------------

                                                         Charles W. Scharf
                                                   Principal Financial Officer


Date         May 14, 2001                             /s/ William J. Roberts
     -------------------------------        ------------------------------------------

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