Form 10-Q
period 2001-06-30
BANK ONE CORP
filed 2001-08-14
CIK 1067092

BANK ONE CORPORATION
Financial Supplement and Form 10-Q

Contents                                                                    Page
--------                                                                    ----

Five-Quarter Summary of Selected Financial Information                         1


Business Segments                                                              2


Consolidated Results                                                          24


Risk Management                                                               28

         Liquidity Risk Management                                            28

         Market Risk Management                                               28

         Credit Risk Management                                               30

         Operating Risk Management                                            30

Credit Portfolio Composition                                                  31


Asset Quality                                                                 34


Derivative Financial Instruments                                              37


Loan Securitizations                                                          39


Capital Management                                                            41


Forward-Looking Statements                                                    42


Consolidated Financial Statements                                             44


Notes to Consolidated Financial Statements                                    48


Selected Statistical Information                                              55


Form 10-Q                                                                     58

            Five-Quarter Summary of Selected Financial Information
                     BANK ONE CORPORATION and Subsidiaries

                                                                                    Three Months Ended
                                                                 June 30     March 31    December 31  September 30    June 30
                                                                   2001        2001          2000          2000         2000
                                                                 -------     --------    -----------  ------------    --------
(In millions, except per share data)
Income Statement Data:
Total revenue, net of interest expense.......................    $  3,846    $  3,792      $  3,461     $  3,942      $  2,509
Net interest income--fully taxable-equivalent ("FTE") basis..       2,085       2,218         2,247        2,242         2,257
Noninterest income...........................................       1,791       1,607         1,247        1,734           288
Provision for credit losses..................................         540         585         1,507          516         1,013
Noninterest expense..........................................       2,306       2,236         2,847        2,593         3,507
Income (loss) before cumulative effect of change
   in accounting principle...................................         708         679          (512)         581        (1,269)
Net income (loss)............................................         664         679          (512)         581        (1,269)

Per Common Share Data:
Income (loss) before cumulative effect of change
   in accounting principle:
   Basic.....................................................    $   0.60    $   0.58      $  (0.44)    $   0.50      $  (1.11)
   Diluted (1)...............................................        0.60        0.58         (0.44)        0.50         (1.11)
Net income (loss):
   Basic.....................................................        0.57        0.58         (0.44)        0.50         (1.11)
   Diluted (1)...............................................        0.56        0.58         (0.44)        0.50         (1.11)
Cash dividends declared......................................        0.21        0.21          0.21         0.21          0.42
Book value...................................................       16.49       16.20         15.90        16.47         16.12

Balance Sheet Data - Ending Balances:
Loans:
   Managed...................................................    $223,390    $229,942      $236,492     $237,505      $234,412
   Reported..................................................     166,576     171,427       174,251      176,419       172,591
Deposits.....................................................     164,299     163,555       167,077      164,130       163,169
Long-term debt (2)...........................................      41,693      42,197        40,911       42,641        39,093
Total assets:
   Managed...................................................     312,244     315,104       309,096      324,780       316,011
   Reported..................................................     272,412     274,352       269,300      283,373       272,709
Common stockholders' equity..................................      19,261      18,876        18,445       19,042        18,630
Total stockholders' equity...................................      19,451      19,066        18,635       19,232        18,820

Credit Quality Ratios:
Net charge-offs to average loans - managed (3)...............        2.50%       2.40%         2.22%        1.86%         1.99%
Allowance for credit losses to period end loans..............        2.54        2.45          2.36         1.75          1.73
Nonperforming assets to related assets.......................        1.77        1.55          1.48         1.21          1.03

Financial Performance Ratios:
Return (loss) on average assets..............................        0.99%       1.02%        (0.75)%       0.85%        (1.87)%
Return (loss) on average common equity.......................        13.9        14.6         (10.7)        12.2         (26.0)
Net interest margin:
   Managed...................................................        4.65        4.76          4.65         4.66          4.80
   Reported..................................................        3.50        3.71          3.67         3.68          3.77
Efficiency ratio:
   Managed...................................................        48.5        47.6          66.0         54.6         103.8
   Reported..................................................        59.5        58.5          81.5         65.2         137.8

            Five-Quarter Summary of Selected Financial Information
               BANK ONE CORPORATION and Subsidiaries - Continued

                                                                                    Three Months Ended
                                                                 June 30     March 31    December 31  September 30    June 30
                                                                   2001        2001          2000         2000          2000
                                                                 -------     --------    -----------  ------------    -------
(In millions, except per share data)
Capital Ratios:
Risk-based capital:
   Tier 1....................................................       8.2%         7.8%         7.3%         7.5%          7.2%
   Total.....................................................      11.6         11.2         10.8         10.9          10.3
Tangible common equity/tangible managed assets...............       5.8          5.6          5.5          5.4           5.4

Common Stock Data:
Average shares outstanding:
   Basic.....................................................     1,166        1,163        1,158        1,156         1,153
   Diluted (4)...............................................     1,176        1,173        1,158        1,167         1,153
Stock price, quarter-end.....................................   $ 35.80      $ 36.18      $ 36.63      $ 38.06       $ 26.56
Employees (5)................................................    78,491       79,157       80,778       81,291        82,443

__________
(1) Common equivalent shares and related income were excluded from the computation of diluted loss per share for the three months ended December 31, 2000 and June 30, 2000 as the effect would be antidilutive.
(2) Includes trust preferred capital securities.
(3) Second quarter 2001 and first quarter 2001 amounts include $24 million and $40 million, respectively, of charge-offs which are not so classified as such in the Corporation's GAAP financial information because they are part of a portfolio which has been accounted for as loans held at a discount. The inclusion of these amounts in charge-offs more accurately reflects the performance of the portfolio. In the Corporation's financial statements, these items result in a higher provision in excess of net charge-offs.
(4) Common equivalent shares and related income were excluded from the computation of diluted loss per share for the three months ended December 31, 2000 and June 30, 2000 as the effect would be antidilutive.
(5) Beginning in the first quarter of 2001, employees on long-term disability and employees of unconsolidated subsidiaries are excluded. Prior period data have not been restated for this change.

                               Business Segments

    Bank One Corporation ("Bank One" or the "Corporation") is managed on a line of business basis. The business segments' financial results presented reflect the current organization of the Corporation. The following tables summarize certain financial information (as reported) by line of business for the periods indicated:

                                                                             Net Income                        Average
                                                                               (Loss)                       Managed Assets
                                                                            (In millions)                   (In  billions)
                                                                         -------------------             -------------------
Three Months Ended June 30                                                2001        2000                 2001       2000
                                                                         -------------------             -------------------
Retail........................................................           $ 322      $   (81)              $ 79.4      $ 77.9
Commercial Banking............................................             167         (213)               101.7       110.2
First USA.....................................................             193         (379)                65.3        70.6
Investment Management.........................................              83           73                  8.1         7.5
Corporate Investments.........................................              30           61                  9.3         8.4
Corporate/Unallocated.........................................             (87)        (730)                45.0        42.0
                                                                         -----      -------               ------      ------
  Total Corporation - operating...............................             708       (1,269)              $308.8      $316.6
                                                                                                          ======      ======
Accounting change.............................................             (44)          --
                                                                         -----      -------
  Total Corporation - reported................................           $ 664      $(1,269)
                                                                         =====      =======

                                                                          Net Income                     Average
                                                                            (Loss)                    Managed Assets
                                                                         (In millions)                (In billions)
                                                                     --------------------           -----------------
Six Months Ended June 30                                               2001        2000               2001      2000
                                                                     --------------------           -----------------
Retail........................................................       $  671       $ 155              $ 80.2     $ 78.8
Commercial Banking............................................          326         (13)              101.9      110.2
First USA.....................................................          341        (312)               66.8       71.7
Investment Management.........................................          165         154                 8.1        7.6
Corporate Investments.........................................            1         202                 9.3        8.2
Corporate/Unallocated.........................................         (117)       (766)               42.7       38.6
                                                                     ------       -----              ------     ------
  Total Corporation - operating...............................        1,387        (580)             $309.0     $315.1
                                                                                                     ======     ======
Accounting change.............................................          (44)         --
                                                                     ------       -----
  Total Corporation - reported................................       $1,343       $(580)
                                                                     ======       =====

    The information provided in the line of business tables beginning with the caption entitled "Financial Performance" is included herein for analytical purposes only and is based on management information systems, assumptions and methodologies that are under continual review. For a detailed discussion of the various business activities of Bank One's business segments, see pages 4 -13 of the Corporation's 2000 Annual Report on Form 10-K.

    The financial information and supplemental data presented for the respective line-of-business sections for both the second quarter and six-month periods ended June 30, 2000 are reported on an actual basis. However, for analytical purposes and to better understand underlying trends, the following line of business discussion excludes the impact of the second quarter 2000 significant items noted in tables 1 - 4 on pages 22 - 24.

Retail

     Retail includes consumer and small business banking, auto and consumer lending, and interactive banking and financial management through bankone.com.

                                                                 Three Months Ended June 30           Six Months Ended June 30
                                                                -----------------------------         ----------------------------
(Dollars in millions)                                             2001     2000     % Change            2001     2000    % Change
                                                                -------  --------  ----------         -------   -------  ---------
Net interest income--FTE basis.....................             $ 1,236   $ 1,196        3 %            $2,553    $2,432       5%

   Non-deposit service charges.....................                  83        84       (1)                176       193      (9)
   Credit card revenue.............................                  41        37       11                  77        70      10
   Service charges on deposits.....................                 198       205       (3)                384       384      --
   Fiduciary and investment management fees........                  29        28        4                  58        58      --
   Other income (loss).............................                   8      (449)     N/M                  24      (494)    N/M
                                                                -------   -------                       ------    ------
Noninterest income (loss)..........................                 359       (95)     N/M                 719       211     N/M
                                                                -------   -------                       ------    ------

Total revenue......................................               1,595     1,101       45               3,272     2,643      24

Provision for credit losses........................                 201       132       52                 445       299      49

   Salaries and employee benefits..................                 328       333       (2)                658       683      (4)
   Other expense...................................                 562       764      (26)              1,119     1,416     (21)
                                                                -------   -------                       ------    ------
Noninterest expense................................                 890     1,097      (19)              1,777     2,099     (15)
                                                                -------   -------                       ------    ------
Pretax income (loss)--FTE basis....................                 504      (128)     N/M               1,050       245     N/M
Tax expense (benefit) and FTE basis adjustment.....                 182       (47)     N/M                 379        90     N/M
                                                                -------   -------                       ------    ------
Net income (loss)..................................             $   322   $   (81)     N/M              $  671    $  155     N/M
                                                                =======   =======                       ======    ======

FINANCIAL PERFORMANCE:
Return (loss) on equity............................                  21%       (6)%                         22%        6%
Efficiency ratio...................................                  56       N/M                           54        79
Headcount--full-time (1)...........................              35,570    36,700       (3)%

ENDING BALANCES (in billions):
   Commercial loans................................             $  12.4   $  11.8        5 %
   Home equity loans...............................                30.3      27.3       11
   Indirect auto loans / leases....................                21.4      24.1      (11)
   Other personal loans............................                10.9      10.8        1
                                                                -------   -------
Total loans........................................             $  75.0   $  74.0        1

Assets.............................................                78.9      76.3        3

   Demand deposits.................................                24.4      24.8       (2)
   Savings.........................................                33.8      33.0        2
   Time............................................                29.7      30.4       (2)
                                                                -------   -------
Total deposits.....................................                87.9      88.2       --

Common equity......................................                 6.3       6.0        5

                                                       Three Months Ended June 30        Six Months Ended June 30
                                                     -------------------------------   ------------------------------
                                                        2001     2000     % Change       2001      2000    % Change
                                                     --------   ------- ------------   --------  --------  ----------
 AVERAGE BALANCES (in billions):
    Commercial loans.............................  $   12.2   $   11.8        3 %    $   12.1  $   11.7          3 %
    Home equity loans............................      30.5       26.3       16          30.8      25.9         19
    Indirect auto loans / leases.................      21.7       24.4      (11)         22.1      24.4         (9)
    Other personal loans ........................      10.9       11.1       (2)         11.0      11.4         (3)
                                                   --------   --------               --------  --------
 Total loans.....................................      75.3       73.6        2          76.0      73.4          4

 Assets..........................................      79.4       77.9        2          80.2      78.8          2

    Demand deposits..............................      24.1       25.3       (5)         24.1      25.1         (4)
    Savings......................................      33.5       33.8       (1)         33.0      34.0         (3)
    Time.........................................      30.6       30.3        1          31.3      29.8          5
                                                   --------   --------               --------  --------
 Total deposits..................................      88.2       89.4       (1)         88.4      88.9         (1)

 Common equity...................................       6.2        5.9        5           6.1       5.6          9

 CREDIT QUALITY (in millions):
 Net charge-offs:
    Small business commercial....................  $     17   $      8      N/M      $     27    $   13        N/M

    Home equity loans............................        93         52       79 %         166        73        N/M
    Indirect auto loans / leases (2).............        72         44       64           161        88         83 %
    Other personal loans.........................        19         30      (37)           53        58         (9)
                                                   --------   --------               --------  --------
    Total consumer (2)...........................       184        126       46           380       219         74
                                                   --------   --------               --------  --------
    Total net charge-offs (2)....................       201        134       50           407       232         75

 Net charge-off ratios:
    Small business commercial....................      0.56%      0.26%                  0.45%     0.22%
    Home equity loans............................      1.22       0.80                   1.08      0.56
    Indirect auto loans / leases (2).............      1.33       0.73                   1.46      0.72
    Other personal loans.........................      0.70       1.09                   0.95      1.01
    Total consumer (2)...........................      1.17       0.82                   1.19      0.71
    Total net charge-offs (2)....................      1.07       0.73                   1.07      0.63

 Nonperforming assets:
    Commercial...................................  $    246   $    187       32
    Consumer.....................................       804        369      N/M
                                                   --------   --------
 Total nonperforming loans.......................     1,050        556       89
    Other including OREO.........................        69         66        5
                                                   ---------  --------
 Total nonperforming assets......................  $  1,119   $    622       80

 Allowance for loan losses.......................  $    949        N/A      N/A
 Allowance to period end loans...................      1.26%       N/A
 Allowance to nonperforming loans................        90        N/A
 Nonperforming assets to related assets..........      1.49       0.83%

 DISTRIBUTION:
    Banking centers..............................     1,808      1,832       (1)%
    ATMs.........................................     5,703      6,530      (13)
    # On-line customers (in thousands)...........     1,035        690       50
    # Households (in thousands)..................     7,499      7,926       (5)
    # Business customers (in thousands)..........       530        545       (3)
    # Debit cards issued (in thousands)..........     4,256      4,215        1

                                                       Three Months Ended June 30        Six Months Ended June 30
                                                     ------------------------------    -----------------------------
                                                        2001     2000     % Change       2001      2000    % Change
                                                     --------   -------  ----------   --------  --------  ----------
 INVESTMENTS:
     Sales volume (in millions)..................    $1,142     $1,112      3%          $2,280    $2,305      (1)%

______________
 N/M--Not meaningful.
 N/A--Not available due to changes in segment composition; see Note 5 on page 59 of the Corporation's 2000 Annual Report on Form 10-K.
 (1) Beginning in the first quarter of 2001, employees on long-term disability and employees of unconsolidated subsidiaries are excluded.
 (2) First quarter 2001 and six-months ended June 30, 2001 amounts include $24 million and $64 million, respectively, of charge-offs which are not so classified in the Corporation's GAAP financials because they are part of a portfolio which has been accounted for as loans held at a discount. The inclusion of these amounts in charge-offs more accurately reflects the performance of the portfolio. In the Corporation's financial statements, this item results in a higher provision in excess of net charge-offs.

Quarterly Results - Adjusted Basis
----------------------------------

     Retail reported second quarter net income of $322 million, up $75 million, or 30%, from the year-ago quarter. The year-over-year improvement reflected higher revenue and lower noninterest expense, partially offset by higher provision for credit losses. Compared to the 2001 first quarter, net income declined $27 million, or 8%, primarily reflecting lower net interest income partially offset by lower provision.

     Net interest income was $1.236 billion, up $31 million, or 3%, from the year-ago quarter. This increase was driven by wider loan spreads and a 2% increase in average loans, partially offset by deposit margin compression and a shift in deposit product mix toward certificates of deposit. Average home equity loans increased 16% from a year ago. In contrast, average auto loans / leases decreased 11%, reflecting a deliberate reduction in the level of new auto leases. Current quarter net interest income was relatively unchanged from the first quarter when adjusted for seasonal tax-refund lending in that period.

     Noninterest income was $359 million, up $29 million, or 9%, from a year ago. This primarily reflected the absence of auto lease residual losses in the current quarter, compared with $64 million of such losses a year ago. Noninterest income was essentially unchanged from the first quarter.

     Provision for credit losses was $201 million, up $80 million from the year-ago quarter. Compared to the first quarter, the provision for credit losses decreased $43 million. Managed net charge-offs totaled $201 million, up from $134 million in the year-ago quarter, but down from $206 million in the first quarter. The year-over-year increase in net charge-offs reflected anticipated charge-offs related to brokered home equity loans and certain portions of the auto lending portfolio. The second quarter net charge-off ratio was 1.07%, up from 0.73% in the year-ago period, but down from 1.08% in the first quarter.

     Nonperforming assets increased $497 million from a year ago, largely driven by a $435 million increase in consumer nonperforming loans. Compared with the first quarter, nonperforming assets increased $83 million, or 8%, reflecting an increase in both consumer and small business nonperforming loans. The allowance for credit losses expressed as a percent of loans increased to 1.26% at June 30, 2001, up from 1.21% at March 31, 2001, reflecting lower end-of-period loans.

     Noninterest expense was $890 million, down $134 million, or 13%, from the year-ago quarter, reflecting the positive impacts from waste-reduction initiatives and reduced headcount in lending and staff units. Compared with the first quarter, noninterest expense was essentially unchanged. The efficiency ratio in the current quarter was 56%, compared with 67% a year ago.

Year-to-Date Results - Adjusted Basis
-------------------------------------

     For the first six months of 2001, Retail reported net income of $671 million, up $188 million from the 2000 period. The $112 million, or 5%, increase in net interest income for the first six months of 2001 from the prior year is due to wider loan spreads and a 4% increase in average loan balances, partially offset by deposit margin compression. The higher provision was primarily driven by increased net charge-offs. Noninterest income increased by $83 million in the first six months of 2001, to $719 million on an adjusted basis from the prior year, reflecting $120 million in realized auto lease residual losses in the 2000 period. Noninterest expense was down $249 million, or 12%, due to the impacts of waste-reduction initiatives and reduced headcount in lending and staff units.


Commercial Banking

     Commercial Banking offers a broad array of products, including cash management, capital markets and lending, to Corporate Banking and Middle Market Banking customers.

                                                                 Three Months Ended June 30        Six Months Ended June 30
                                                              -------------------------------   -------------------------------
 (Dollars in millions)                                           2001       2000    % Change      2001       2000     % Change
                                                              ---------   -------  ----------   ---------  --------  ----------
  Net interest income--FTE basis....................          $   660   $   694         (5)%    $ 1,325    $  1,358        (2)%

     Non-deposit service charges....................              171       140         22          329         272        21
     Credit card revenue............................               22        19         16           44          37        19
     Service charges on deposits....................              151       130         16          283         265         7
     Fiduciary and investment management fees.......                2         3        (33)           3           6       (50)
     Trading........................................               67        (4)       N/M          144          49       N/M
     Other income (loss)............................              (21)       24        N/M          (13)         37       N/M
                                                              -------   -------                 -------    --------
  Noninterest income................................              392       312         26          790         666        19
                                                              -------   -------                 -------    --------

  Total revenue.....................................            1,052     1,006          5        2,115       2,024         4

  Provision for credit losses.......................              239       778        (69)         503         910       (45)

     Salaries and employee benefits.................              270       278         (3)         548         555        (1)
     Other expense..................................              274       286         (4)         540         579        (7)
                                                              -------   -------                 -------    --------
  Noninterest expense...............................              544       564         (4)       1,088       1,134        (4)
                                                              -------   -------                 -------    --------
  Pretax income (loss)--FTE basis...................              269      (336)       N/M          524         (20)      N/M
  Tax expense (benefit) and FTE basis adjustment....              102      (123)       N/M          198          (7)      N/M
                                                              -------   -------                 -------    --------
  Net income (loss).................................          $   167   $  (213)       N/M      $   326    $    (13)      N/M
                                                              =======   =======                 =======    ========

  Memo:  Revenue by activity (4)
     Lending-related revenue........................              495       544         (9)       1,012       1,080        (6)
     Treasury management services (1)                             292       257         14          564         516         9
     Capital markets (2)............................              169        75        N/M          336         203        66
     Other..........................................               96       130        (26)         203         130        56

  FINANCIAL PERFORMANCE:
  Return (loss) on equity...........................               10%      (13)%                    10%         --%
  Efficiency ratio..................................               52        56                      51          56
  Headcount--full-time
     Corporate Banking (including Capital Markets)..            4,591       N/A        N/A
     Middle Market..................................            3,952       N/A        N/A
     Treasury management services...................            7,216       N/A        N/A
     Support and other administration (3)...........               43       N/A        N/A
                                                              -------   -------
  Total headcount - full-time ......................           15,802    16,394         (4)%

                                                       Three Months Ended June 30        Six Months Ended June 30
                                                     ------------------------------   -------------------------------
                                                        2001     2000     % Change       2001      2000    % Change
                                                     --------   -------  ----------   --------  --------  -----------
  ENDING BALANCES (in billions):
  Loans...........................................  $   73.9    $  83.3        (11)%
  Assets..........................................     101.4      110.8         (8)

     Demand deposits..............................      21.8       20.8          5
     Savings......................................       2.9        N/A        N/A
     Time (+ Savings in 2000).....................       8.2        8.9         (8)
     Foreign offices..............................       9.9       11.1        (11)
                                                     -------    -------
  Total deposits..................................      42.8       40.8          5

  Common equity...................................       7.0        6.8          3


  AVERAGE BALANCES (in billions):
  Loans...........................................  $   76.4    $  82.1         (7)%    $   78.5    $  81.3        (3)%
  Assets..........................................     101.7      110.2         (8)        101.9      110.2        (8)

     Demand deposits..............................      20.5       21.9         (6)         20.4       21.4        (5)
     Savings......................................       2.7        N/A        N/A           2.7        N/A       N/A
     Time (+ Savings in 2000).....................       6.6        8.9        (26)          6.2        9.1       (31)
     Foreign offices..............................       9.5       10.1         (6)          8.3        9.6       (14)
                                                    --------    -------                 --------    -------
  Total deposits..................................      39.3       40.9         (4)         37.6       40.1        (6)

  Common equity...................................       7.0        6.7          4           6.9        6.5         6

  CREDIT QUALITY (in millions):
  Net commercial charge-offs......................  $    239     $  110        N/M      $    488    $   194       N/M

  Net commercial charge-off ratios................      1.25%      0.54%                    1.24%      0.48%

  Nonperforming assets:
  Commercial nonperforming loans..................  $  1,752     $1,010         73%
     Other including OREO.........................        18         11         64
                                                    --------    -------
  Total nonperforming assets......................  $  1,770     $1,021         73

  Allowance for loan losses.......................  $  3,032        N/A        N/A
  Allowance to period end loans...................      4.10%       N/A
  Allowance to nonperforming loans................       173        N/A
  Nonperforming assets to related assets..........      2.40%      1.23%

  CORPORATE BANKING (in billions):
  Loans--ending balance...........................  $   39.6    $  50.8        (22)%
       --average balance..........................      42.0       50.1        (16)       $  44.1    $  49.8      (11)%

  Deposits--ending balance........................  $   23.1    $  21.0         10
          --average balance.......................      20.8       22.1         (6)       $  19.4    $  21.3       (9)

  Credit Quality (in millions):
  Net commercial charge-offs......................  $    155     $  101         53%       $   341    $   161      N/M
  Net commercial charge-off ratio.................      1.48%      0.81%                    1.55%      0.65%
  Nonperforming loans.............................  $  1,050     $  730         44
  Nonperforming loans to loans....................      2.65%      1.44%

                                                     Three Months Ended June 30        Six Months Ended June 30
                                                   -------------------------------   ------------------------------
                                                      2001     2000     % Change       2001      2000    % Change
                                                   --------   -------  -----------   -------  --------  -----------
SYNDICATIONS:
Lead Arranger Deals:
   Volume (in billions).........................    $12.8       $17.7       (28)%      $27.3      $27.3        --
   Number of transactions.......................       56          61        (8)         105         96         9%
   League table standing--rank..................        4           4        --
   League table standing--market share..........        3%          5%


MIDDLE MARKET BANKING (in billions):
Loans--ending balance...........................    $34.3       $32.5         6%
     --average balance..........................     34.4        32.0         8        $34.4      $31.5         9%

Deposits--ending balance........................    $19.7       $19.8        (1)
        --average balance.......................     18.6        18.8        (1)       $18.3      $18.8        (3)

Credit Quality (in millions):
Net commercial charge-offs......................    $  84       $   9       N/M        $ 147      $  33       N/M
Net commercial charge-off ratio.................     0.98%       0.11%                  0.85%      0.21%
Nonperforming loans.............................    $ 702       $ 280       N/M
Nonperforming loans to loans....................     2.05%       0.86%

____________________
(1) Treasury Management Services includes both fees and fee equivalent from compensating balances.
(2) Capital Markets includes trading revenues and underwriting, syndicated lending and advisory fees.
(3) Full-time headcount for June 30, 2000 has been restated to reflect the movement of Support and Other Administrative personnel into the respective business units reported.
(4)      Second quarter 2000 amounts restated.

Quarterly Results - Adjusted Basis
----------------------------------

     Commercial Banking reported second quarter net income of $167 million, down $47 million, or 22%, from the year-ago quarter. Results continued to reflect ongoing efforts to review all relationships in the portfolio to manage overall exposure as well as relationship profitability.

     At June 30, 2001, loans were $73.9 billion, down $9.4 billion, or 11%, from the end of the year-ago quarter and $4.6 billion, or 6%, from the end of the first quarter. Corporate Banking loans were $39.6 billion at June 30, down $11.2 billion, or 22% from a year ago and down $4.5 billion, or 10%, from the end of the first quarter. The Corporate Banking decline from the first quarter included $232 million related to problem loan sales, of which $147 million were classified as nonperforming. Middle Market loans were $34.3 billion at quarter end, up $1.8 billion, or 6%, from last year but down slightly from the end of the first quarter.

     Revenue totaled $1.052 billion, up slightly from the year-ago quarter with growth in noninterest income partially offset by a decline in net interest income. Revenue decreased $11 million from the first quarter.

     Net interest income was $660 million, down $34 million, or 5%, from the year-ago quarter and $5 million from the first quarter. This reflected lower average loan balances following efforts to reduce credit risk exposure, the cost of carrying a higher level of nonperforming loans, and the impact of lower rates on customer compensating deposit balances. Second quarter average loans were $76.4 billion, down $5.7 billion, or 7%, from the prior year and $4.2 billion, or 5%, from the first quarter.

     Noninterest income was $392 million, up $36 million, or 10%, from the year-ago quarter. Non-deposit service charges increased $31 million, or 22%, reflecting better underwriting and asset backed finance activities. Trading revenue increased $27 million. Service charges on deposits increased $21 million, or 16%, reflecting growth in the Treasury Management business. Other income declined $45 million, including a net loss on the sale of assets.

     Compared with the first quarter, noninterest income declined $6 million. Non-deposit service charges increased $13 million, or 8%, reflecting improved loan syndication activity from depressed first quarter levels and continued growth in the asset backed finance business. Trading revenue declined $10 million, or 13%, due to a lower level of activity. Service charges on deposits increased $19 million, or 14%, reflecting the seasonality of the Treasury Management business. Other income decreased $29 million, reflecting the net loss on the sale of assets.

     The provision for credit losses was $239 million, up $89 million, or 59%, from the year-ago quarter but down $25 million, or 9%, from the first quarter. Total net charge-offs were $239 million in the second quarter, including $68 million related to problem loan sales. This represented 1.25% of average loans, up significantly from 0.54% in the year-ago quarter, but up only slightly from 1.23% in the first quarter. Corporate Banking net charge-offs were $155 million, or 1.48% of average loans, up from 0.81% a year ago, but down from 1.61% in the first quarter. Middle Market net charge-offs were $84 million, or 0.98% of average loans, up from 0.11% in the year-ago quarter and 0.73% in the first quarter.

     The allowance for credit losses at June 30, 2001, was $3.032 billion, essentially unchanged from the first quarter. This represented 4.10% of period-end loans and 173% of nonperforming loans, compared with 3.86% and 197%, respectively, at March 31, 2001. At June 30, 2001, nonperforming loans were $1.752 billion, up $208 million from the first quarter. Corporate Banking nonperforming loans at quarter end were $1.050 billion, up $98 million, or 10%, from the end of the first quarter. Adjusting for the impact of second quarter nonperforming loan sales, Corporate Banking nonperforming loans increased $245 million, compared to increases on a comparable basis of about $270 million in the prior two quarters. Middle Market nonperforming loans were $702 million at June 30, 2001, up $110 million from the end of the first quarter.

     Noninterest expense totaled $544 million, down $19 million, or 3%, from the year-ago quarter, and was flat with the first quarter. The decline from the year-ago quarter reflected the impact of waste-reduction efforts and lower headcount. The efficiency ratio in the current quarter was 52%, down from 54% a year ago, but up slightly from 51% in the first quarter.

Year-to-Date Results - Adjusted Basis
-------------------------------------

     Commercial Banking reported year-to-date net income of $326 million, down $88 million, or 21%, from the prior year reflecting higher credit costs and the initiative to more actively manage the credit risk profile and profitability of our relationships.

     Net interest income was $1.325 billion, down $33 million, or 2%, for the same reasons mentioned in the quarterly results.

     Noninterest income was $790 million, up $80 million, or 11%, reflecting an increase in fixed income and asset backed finance underwriting activities, growth in the Treasury Management business, and improved fixed income trading results. These were partially offset by losses on asset sales.

     The provision for credit losses was $503 million, up $221 million, or 78%, from 2000. Total net charge-offs were $488 million in the first half of 2001, including $157 million related to problem loan sales. This represented 1.24% of average loans, up significantly from 0.48% in the prior year. Nonperforming loans at June 30, 2001, were $1.752 billion, up $742 million, or 73%, from the prior year period reflecting the deterioration in the Commercial portfolio.

     Noninterest expense totaled $1.088 billion, down $45 million, or 4%, reflecting the impact of waste-reduction efforts and lower headcount.

First USA

     First USA is the third largest credit card company in the United States and is the largest Visa(R) credit card issuer in the world, with $63 billion in managed credit card receivables and 50.4 million cardmembers.

                                                                Three Months Ended June 30         Six Months Ended June 30
                                                             --------------------------------    ----------------------------
(Dollars in millions)                                        2001        2000     % Change        2001      2000    % Change
                                                            ------      ------   ----------      ------    ------  ----------
Net interest income--FTE basis........................    $  1,458     $ 1,451         -- %   $  2,849    $ 2,976         (4)%

  Non-deposit service charges.........................           1           2        (50)           3          5        (40)
  Credit card revenue.................................         278         108        N/M          525        304         73
  Fiduciary and investment management fees............          21          20          5           44         45         (2)
  Investment securities gains.........................          --          --         --           --         11       (100)
  Other income (loss).................................          36        (283)        --           73       (254)       N/M
                                                          --------     -------                --------    -------
Noninterest income (loss).............................         336        (153)       N/M          645        111        N/M
                                                          --------     -------                --------    -------

Total revenue.........................................       1,794       1,298         38        3,494      3,087         13

Provision for credit losses...........................         962         935          3        1,912      1,904         --

  Salaries and employee benefits......................         124         132         (6)         253        274         (8)
  Other expense.......................................         398         829        (52)         783      1,402        (44)
                                                          --------     -------                --------    -------
Noninterest expense...................................         522         961        (46)       1,036      1,676        (38)
                                                          --------     -------                --------    -------
Pretax income (loss)--FTE basis.......................         310        (598)       N/M          546       (493)       N/M
Tax expense (benefit) and FTE basis adjustment........         117        (219)       N/M          205       (181)       N/M
                                                          --------     -------                --------    -------
Net income (loss).....................................    $    193     $  (379)       N/M     $    341    $  (312)       N/M
                                                          ========     =======                ========    =======

Memo: Net securitization gains (amortization).........    $    (19)    $   (30)        37     $    (20)   $   (71)        72

FINANCIAL PERFORMANCE:
% of average outstandings:
  Net interest income -- FTE basis....................        9.25%       8.83%                   8.94%      8.99%
  Provision for credit losses.........................        6.11        5.69                    6.00       5.75
  Noninterest income (loss)...........................        2.13       (0.93)                   2.02       0.33
                                                          --------     -------                --------     ------
       Risk adjusted margin...........................        5.27        2.21                    4.96       3.57
  Noninterest expense.................................        3.31        5.85                    3.25       5.05
                                                          --------     -------                --------     ------
  Pretax income -- FTE basis
  Return on outstandings............................          1.97       (3.64)                   1.71      (1.49)
  Net income (loss)...................................        1.22       (2.31)                   1.07      (0.94)

Return (loss) on equity...............................          12%        (25)%                    11%       (10)%
Efficiency ratio......................................          29          74                      30         54
Headcount--full-time .................................      10,785      11,009         (2)%

                                                       Three Months Ended June 30             Six Months Ended June 30
                                                   -----------------------------------    ----------------------------------
                                                      2001          2000      % Change        2001       2000     % Change
                                                   ----------    ---------   ---------    ----------   ---------  ----------
ENDING BALANCES (in billions):
   Owned.........................................   $   6.2      $   4.5        38 %
   Seller's interest.............................      17.0         18.5        (8)
                                                    -------      -------
   Loans on balance sheet........................      23.2         23.0         1
   Securitized...................................      39.8         43.3        (8)
                                                    -------      -------
Loans - managed..................................    $ 63.0      $  66.3        (5)

Assets - managed.................................      64.9         69.7        (7)
Common equity....................................       6.3          6.1         3

AVERAGE BALANCES (in billions):
   Owned.........................................   $   6.0      $   5.1        18 %      $    5.6     $    4.7       19 %
   Seller's interest.............................      16.6         17.3        (4)           18.6         17.6        6
                                                    -------      -------                  --------     --------
   Loans on balance sheet........................      22.6         22.4         1            24.2         22.3        9
   Securitized...................................      40.6         43.7        (7)           40.1         44.3       (9)
                                                    -------      -------                  --------     --------
Loans - managed..................................   $  63.2      $  66.1        (4)       $   64.3     $   66.6       (3)

Assets - managed.................................      65.3         70.6        (8)           66.8         71.7       (7)
Common equity....................................       6.3          6.1         3             6.3          6.2        2

CREDIT QUALITY (in millions):
Net charge-offs:
     Credit card--managed........................   $   962      $   900         7 %      $  1,912     $  1,869        2 %

Net charge-off ratios:
     Credit card--managed........................      6.09%        5.44%                     5.95%        5.61%
     12-month lagged.............................      5.82         5.22                      5.74         5.42

Delinquency ratio--30+ days......................      4.10         3.83
                 --90+ days......................      1.78         1.69

Allowance for loan losses........................   $   197          N/A       N/A
Allowance to period end owned loans..............      3.18%         N/A

OTHER DATA:
   Charge volume (in billions)...................      34.4         36.8        (7)%      $   66.9     $   70.8       (6)%
   New accounts opened (in thousands)............     1,003          826        21           1,778        1,776       --
   Cards issued (in thousands)...................    50,449       54,648        (8)
   Number of FUSA.com customers (in millions)....       2.6          1.6        63

Quarterly Results - Adjusted Basis
----------------------------------

     First USA reported second quarter net income of $193 million, up $80 million, or 71%, from the year-ago quarter, reflecting higher noninterest income and reduced expenses partially offset by increased credit costs. Net income increased $45 million, or 30%, from the first quarter, driven primarily by higher net interest income. Second quarter results represented a 1.97% pre-tax return on outstandings, up from 1.46% in the prior quarter.

     Net interest income was $1.458 billion, up $7 million from the year-ago quarter and $67 million, or 5%, from the first quarter. Current period net interest income benefited from lower interest rates, partially offset by lower average outstandings.

     Average managed outstandings for the second quarter were $63.2 billion, down $2.9 billion, or 4%, from the year-ago period and $2.2 billion, or 3%, from the first quarter. End of period managed loans declined to $63.0 billion. First USA opened 1 million new accounts during the quarter, up 21% and 29% from the year-ago and first quarters, respectively. At June 30, 2001, 50.4 million cards were issued. First USA continues to be a leader in online card marketing and customer service with over 2.6 million registered users of its website, FirstUSA.com, up 63% from a year ago.

     Noninterest income was $336 million, up $29 million, or 9%, from the year-ago period, reflecting higher fee income. Noninterest income increased $27 million, or 9%, from the first quarter due to seasonally higher net interchange revenue partially offset by a reduction in securitization activity.

     The managed provision for credit losses was $962 million, up $62 million, or 7%, from the year-ago quarter. The managed charge-off rate increased to 6.09% from 5.44% over the same time period, reflecting the impact of both lower average outstandings and higher net charge-offs. The provision increased $12 million from the first quarter, reflecting increased bankruptcy losses. The managed 30-day and 90-day delinquency rates were 4.10% and 1.78%, respectively, up from 3.83% and 1.69% in the year-ago quarter but down from 4.33% and 2.02% in the first quarter.

     Noninterest expense totaled $522 million, down $157 million, or 23%, from the year-ago quarter, reflecting lower headcount, reduced operating losses and a decrease in internally allocated costs related to a mid-year 2000 change in methodology. The decline from a year ago also reflected the sale of the international operations in the 2000 second quarter. Noninterest expense increased slightly from the first quarter. The efficiency ratio for the current period was 29%, down from 39% in the prior year and 30% in the first quarter.

Year-to-Date Results - Adjusted Basis
-------------------------------------

     First USA reported net income of $341 million, up $161 million, or 89%, from the 2000 period, reflecting reduced expenses and higher noninterest income partially offset by lower net interest income. Net interest income was $2.849 billion, down $127 million from the 2000 period due to lower average outstandings partially offset by lower interest rates and loan fee income. The managed provision for credit losses was $1.912 billion, up $43 million, or 2%, from the 2000 period.

     Noninterest income was $645 million, up $74 million, or 13%, from the 2000 period, primarily reflecting increased securitization activity.

     Noninterest expense totaled $1.036 billion, down $358 million, or 26%, from the 2000 period, reflecting lower headcount, reduced operating losses, improved operating efficiencies and a decrease in internally allocated costs related to a mid-year 2000 change in methodology. The decline from a year ago also reflected the sale of the international operations in the 2000 second quarter.

Investment Management

     The Investment Management Group (IMG) provides investment, insurance, trust and private banking services to individuals. The Group also provides investment-related services, including retirement and custody services, securities lending and corporate trust to institutions.

                                                       Three Months Ended June 30            Six Months Ended June 30
                                                     -------------------------------      -------------------------------
(Dollars in millions)                                   2001      2000     % Change         2001      2000      % Change
                                                     ---------  --------  ----------      ---------  --------  ----------
Net interest income--FTE basis..................     $    107   $    101       6%         $    211   $    201       5%

   Non-deposit service charges..................          172        134      28               336        264      27
   Service charges on deposits..................            4          4      --                 8          8      --
   Fiduciary and investment management fees.....          131        150     (13)              265        289      (8)
   Other income ................................            1         --      --                 6         14     (57)
                                                     --------   --------                  --------   --------
Noninterest income..............................          308        288       7               615        575       7
                                                     --------   --------                  --------   --------
Total revenue...................................          415        389       7               826        776       6

Provision for credit losses.....................           13          2     N/M                16          4     N/M

   Salaries and employee benefits...............          142        144      (1)              282        288      (2)
   Other expense................................          126        128      (2)              263        241       9
                                                     --------   --------                  --------   --------
Noninterest expense.............................          268        272      (1)              545        529       3
                                                     --------   --------                  --------   --------
Pretax income - FTE basis.......................          134        115      17               265        243       9
Tax expense and FTE basis adjustment............           51         42      21               100         89      12
                                                     --------   --------                  --------   --------
Net income......................................           83   $     73      14          $    165   $    154       7
                                                     ========   ========                  ========   ========

Memo: Insurance revenues........................     $  103.3   $   87.0      19          $  203.9   $  166.9      22

                                                      Three Months Ended June 30          Six Months Ended June 30
                                                   --------------------------------   ---------------------------------
                                                      2001      2000      % Change       2001      2000      % Change
                                                   ---------  ---------  ----------   ---------  ---------  -----------
FINANCIAL PERFORMANCE:
Return on equity................................        33%        33%                     33%        34%
Efficiency ratio................................        65         70                      66         68
Headcount--full-time............................     6,371      6,645        (4)%

ENDING BALANCES (in billions):
Loans...........................................   $   7.1    $   6.7         6
Assets..........................................       8.4        7.7         9

   Demand deposits..............................       2.3        3.1       (26)
   Savings......................................       2.5        1.9        32
   Time.........................................       3.3        3.8       (13)
   Foreign offices..............................       0.1        0.2       (50)
                                                   -------    -------
Total deposits..................................       8.2        9.0        (9)

Common equity...................................       1.0        0.9        11

AVERAGE BALANCES (in billions):
Loans...........................................   $   6.9    $   6.5         6 %     $   6.9    $   6.5          6 %
Assets..........................................       8.1        7.5         8           8.1        7.6          7

   Demand deposits..............................       1.9        2.5       (24)          2.0        2.6        (23)
   Savings......................................       2.7        2.0        35           2.7        2.0         35
   Time.........................................       3.3        3.9       (15)          3.3        3.9        (15)
   Foreign offices..............................       0.2        0.2        --           0.2        0.2         --
                                                   -------    -------                 -------    -------
Total deposits..................................       8.1        8.6        (6)          8.2        8.7         (6)

Common equity...................................       1.0        0.9        11           1.0        0.9         11

CREDIT QUALITY (in millions):
Net charge-offs:
   Commercial...................................   $    10        N/A       N/A       $    10        N/A        N/A
   Consumer.....................................         3        N/A       N/A             3        N/A        N/A
                                                   -------    -------                 -------    -------
   Total net charge-offs........................   $    13        N/A       N/A       $    13        N/A        N/A

Net charge-off ratios:
   Commercial...................................      1.07%       N/A                    0.61%       N/A
   Consumer.....................................      0.37        N/A                    0.17        N/A
   Total net charge-offs........................      0.72        N/A                    0.38        N/A

Nonperforming assets:
   Commercial...................................   $    37        N/A       N/A
   Consumer.....................................         5        N/A       N/A
                                                   -------    -------
   Total nonperforming assets ..................   $    42        N/A       N/A

Allowance for loan losses.......................   $    25        N/A       N/A
Allowance to period end loans...................      0.35%       N/A
Allowance to nonperforming loans................        60        N/A
Nonperforming assets to related assets..........      0.59%       N/A

                                                      Three Months Ended June 30          Six Months Ended June 30
                                                   --------------------------------   --------------------------------
                                                      2001      2000      % Change       2001       2000     % Change
                                                   ---------  ---------  ----------   ---------  ---------  ----------
ASSETS UNDER MANAGEMENT
ENDING BALANCES (in billions):
Mutual funds...................................    $  74.4    $  67.4        10 %
Other..........................................       57.9       63.8        (9)
                                                   -------    -------
   Total.......................................    $ 132.3    $ 131.2         1

By type:
Money market...................................    $  47.8    $  40.4        18
Equity.........................................       49.8       57.2       (13)
Fixed income...................................       34.7       33.6         3
                                                   -------    -------
   Total.......................................    $ 132.3    $ 131.2         1

By channel:
Private client services........................    $  52.0    $  59.9       (13)
Retail brokerage...............................        9.5        9.2         3
Institutional..................................       54.3       48.3        12
Commercial cash sweep..........................        8.9        6.9        29
All other......................................        7.6        6.9        10
                                                   -------    -------
   Total.......................................    $ 132.3    $ 131.2         1

Morningstar Rankings:
   Percentage of customer assets in
     4 and 5 ranked funds......................         54%        62%
   Percentage of customer assets in
     3+ ranked funds...........................         95         90

TRUST ASSETS
ENDING BALANCES:
Trust assets under administration (in
   billions)...................................    $ 342.3        N/A       N/A
CORPORATE TRUST SECURITIES
ENDING BALANCES:
Corp. trust sec. under administration (in
   billions)...................................    $ 892.3        N/A       N/A

RETAIL BROKERAGE:
   Mutual fund sales (in millions).............    $   559    $   652       (14)%     $ 1,173    $ 1,431       (18)%
   Annuity sales...............................        582        460        27         1,106        874        27
                                                   -------    -------                 -------    -------
      Total sales..............................    $ 1,141    $ 1,112         3       $ 2,279    $ 2,305        (1)
   Number of accounts--end of period
     (in thousands)............................        393        370         6
   Market value customer assets-end of
     period (in billions)......................    $  23.6    $  23.6        --
   Number of registered sales representatives..        704        674         4
   Number of licensed retail bankers...........      2,904      2,520        15

                                                      Three Months Ended June 30          Six Months Ended June 30
                                                   --------------------------------   --------------------------------
                                                      2001      2000      % Change       2001       2000     % Change
                                                   ---------  ---------  ----------   ---------  ---------  ----------
PRIVATE CLIENT SERVICES:
   Number of Private Client advisors...........        682        815         (16)%
   Number of Private Client offices............        105        104           1

Client Assets:
Assets under management (in billions)..........     $ 52.0     $ 59.9         (13)

Ending Balances (in billions):
Loans..........................................     $  6.9     $  6.5           6
Deposits.......................................        6.6        6.8          (3)

Average Balances (in billions):
Loans..........................................     $  6.9     $  6.4           8        $  6.9    $  6.3        10%
Deposits.......................................        6.9        7.2          (4)          7.0       7.2        (3)

Quarterly Results - Adjusted Basis
----------------------------------

     Investment Management reported second quarter net income of $83 million, up $4 million, or 5%, from the year-ago quarter, reflecting a $26 million, or 7%, increase in revenue partially offset by higher provision expense. Net income increased slightly from the first quarter, reflecting modest revenue growth and lower expenses, offset by higher provision expense.

     Period-end assets under management increased slightly to $132.3 billion from both the year-ago and first quarters. One Group(R) mutual fund assets under management increased to $74.4 billion in the second quarter, up 10% year-over-year and 5% from the first quarter. Overall, One Group net fund flows remained positive. In the second quarter, the mix of assets under management shifted to equities from money market and fixed income assets as equity markets improved. Equity assets increased 5% from the first quarter, while fixed income assets declined 4% and money market assets remained relatively flat.

     Net interest income totaled $107 million, up $6 million, or 6%, from the year-ago period. Higher spread income associated with a 6% increase in average loans was partially offset by a 6% decrease in average deposits. Compared to the first quarter, net interest income was up $3 million, or 3%, primarily as a result of wider deposit spreads.

     Noninterest income was $308 million, up $20 million, or 7%, from the year-ago quarter. Beginning in the 2000 fourth quarter, fees associated with the in-house administration of the One Group mutual funds were recorded as revenue, with a corresponding increase in expense. Prior to that, a third-party administrator incurred such fees and expenses, which totaled $24 million in the second quarter. Excluding the impact of this change, noninterest income was essentially flat from the year-ago and first quarters.

     Retail brokerage sales of mutual funds and annuities were $1.1 billion in the second quarter, an increase of $29 million, or 3%, from the year-ago quarter and essentially unchanged from the first quarter.

     Noninterest expense of $268 million was up $5 million, or 2%, from the year-ago quarter. Excluding the expenses associated with the administration of the One Group, noninterest expense declined 7%, driven by lower headcount and waste-reduction initiatives. Noninterest expense decreased $9 million, or 3%, from the first quarter due to lower operating losses.

Year-to-Date Results - Adjusted Basis
-------------------------------------

     Investment Management reported year-to-date net income of $165 million, up $5 million, or 3%, from the year-ago period. Net interest income was $211 million, up $10 million, or 5%, from the year-ago period. Noninterest income was $615 million, up $40 million, or 7%, from the year-ago period. Excluding the impact of the in-house administration of the One Group mutual funds, noninterest income was essentially flat from the year-ago period. For the six-month period, retail brokerage sales of mutual funds and annuities were $2.3 billion, a decrease of $26 million, or 1%, from the year-ago period reflecting slower mutual fund sales partially offset by an increase in annuity sales. Noninterest expense was $545 million, $25 million or up 5% from the year-ago period. Excluding the expenses associated with the administration of the One Group, noninterest expense declined 4%, driven by lower headcount and waste-reduction initiatives.

Corporate Investments

     The Corporate Investments Group engages in proprietary investment activities for the account of Bank One.

                                                        Three Months Ended June 30          Six Months Ended June 30
                                                     --------------------------------   --------------------------------
(Dollars in millions)                                   2001      2000      % Change       2001       2000     % Change
                                                     ---------  ---------  ----------   ---------  ---------  ----------
Net interest income--FTE basis...................    $   28     $   30          (7)%    $   54     $   65        (17)%

   Investment securities gains (losses)..........         4         62         (94)        (93)       217        N/M
   Trading gains (losses)........................        --         (4)        100          (1)         2        N/M
   Other income (losses).........................        (5)        (6)         17           6         18        (67)
                                                     ------     ------                  ------     ------
Noninterest income (loss)........................        (1)        52         N/M         (88)       237        N/M
                                                     ------     ------                  ------     ------

Total revenue (loss).............................        27         82         (67)        (34)       302        N/M

Provision for credit losses......................        --          1        (100)         --          2        N/M

   Salaries and employee benefits................         7         11         (36)         13         19        (32)
   Other expense.................................        12         20         (40)         25         51        (51)
                                                     ------     ------                  ------     ------
Noninterest expense..............................        19         31         (39)         38         70        (46)
                                                     ------     ------                  ------     ------
Pretax income--FTE basis.........................         8         50         (84)        (72)       230        N/M
Tax expense (benefit) and FTE basis adjustment...       (22)       (11)       (100)        (73)        28        N/M
                                                     ------     ------                  ------     ------
Net income (1)...................................    $   30     $   61         (51)     $    1     $  202        N/M
                                                     ======     ======                  ======     ======

FINANCIAL PERFORMANCE:
Return on equity.................................        10%        20%                     --         34%
Efficiency ratio.................................        70         38                     N/M         23
Headcount--full time.............................       186        318         (42)%

ENDING BALANCES (in billions):
Loans............................................    $  3.9     $  3.6           8%
Assets...........................................       9.3        8.6           8
Common equity....................................       1.2        1.2          --

AVERAGE BALANCES (in billions):
Loans............................................    $  3.9     $  3.5          11%     $  3.9     $  3.5        11%
Assets...........................................       9.3        8.4          11         9.3        8.2        13
Common equity....................................       1.2        1.2          --         1.2        1.2        --

                                                        Three Months Ended June 30          Six Months Ended June 30
                                                     --------------------------------   --------------------------------
                                                        2001      2000      % Change       2001       2000     % Change
                                                     ---------  ---------  ----------   ---------  ---------  ----------
CREDIT QUALITY (in millions)
Nonperforming assets:
   Commercial nonperforming loans...............       $  10        N/A        N/A
   Other, including OREO........................          10        N/A        N/A
                                                       -----       ----
Total nonperforming assets......................          20        N/A        N/A

Allowance for loan losses.......................       $  25        N/A        N/A
Allowance to period end loans...................        0.64%       N/A
Allowance to nonperforming loans................         250        N/A
Nonperforming assets to related assets..........        0.51%       N/A

__________
(1)  Excludes accounting change.

Quarterly Results - Adjusted Basis
----------------------------------

     Corporate Investments reported net income of $30 million, excluding the impact of the accounting change related to the way collateralized debt obligations (CDOs) are valued and recorded. This compared with $61 million net income in the year-ago quarter and a net loss of $29 million in the first quarter. The decline in net income from the year-ago quarter reflected weaker capital markets, which resulted in lower market valuations. Tax-oriented and leasing activities continued to produce expected results and, while profitable, market-driven activities continued to be impacted by unfavorable market conditions.

Year-to-Date Results - Adjusted Basis
-------------------------------------

     Net income for the six months ended June 30 was $1 million, compared to $202 million for the year-ago period. The change in net income from the prior year was primarily the result of a decline in market-driven revenue.

     Net interest income for the year-to-date period was $54 million, a decline of $11 million, or 17%, versus the prior year. Lower interest income on the portfolio and the growth in volume of non-interest yielding investments contributed to the decline.

     Noninterest income for the six months was an $88 million loss compared to income of $237 million in the year ago period. The weaker capital markets in 2001 resulted in lower market valuations compared to a year ago. Gains from venture capital and private equity investments declined by $207 million while other market driven investments declined by $106 million.

     Noninterest expense decreased $32 million or 46%, to $38 million in the current year. Lower incentive compensation and a reduction in headcount were primary drivers to the lower expense levels.

     During the third quarter, Corporate Investments will be reorganized. The tax-oriented business will move to Commercial Banking and the remainder (direct investments and fixed income investments) will be included in Corporate/Unallocated. Prior periods will be restated for this reorganization.

Corporate/Unallocated

     Corporate/Unallocated includes certain items that are not allocated to the lines of business.


                                                             Three Months Ended June 30        Six Months Ended June 30
                                                         --------------------------------  -----------------------------
(Dollars in millions)                                        2001      2000     % Change       2001       2000  % Change
                                                         ---------  ---------  ----------  ---------   -------- --------
 Net interest expense--FTE basis....................     $  (246)   $   (75)       N/M     $   (441)   $  (190)     N/M

    Non-deposit service charges.....................           4        N/A        N/A           (1)       N/A      N/A
    Credit card revenue.............................          (2)       N/A        N/A           (1)       N/A      N/A
    Service charges on deposits ....................           7        N/A        N/A            8        N/A      N/A
    Fiduciary & investment management fees..........           1        N/A        N/A            1        N/A      N/A
    Investment securities gains.....................          65        N/A        N/A           65        N/A      N/A
    Trading.........................................          (7)       N/A        N/A          (16)       N/A      N/A
    Other income ...................................          47        N/A        N/A          165        N/A      N/A
                                                         -------    -------                --------    -------
 Noninterest income (loss)..........................         115       (422)       N/M          221       (304)     N/M
                                                         -------    -------                --------    -------

 Total revenue (loss)...............................        (131)      (497)        74%        (220)      (494)      55%

 Provision for credit losses........................          --         --         --           --         --       --

    Salaries and employee benefits..................         141        N/A        N/A          240        N/A      N/A
    Other expense...................................         (78)       N/A        N/A         (182)       N/A      N/A
                                                         -------    -------                --------    -------
 Noninterest expense................................          63        582        (89)          58        660      (91)
                                                         -------    -------                --------    -------
 Pretax loss--FTE basis.............................        (194)    (1,079)        82         (278)    (1,154)      76
 Tax benefit and FTE basis adjustment...............        (107)      (349)        69         (161)      (388)      59
                                                         -------    -------                --------    -------
 Net loss...........................................     $   (87)   $  (730)        88     $   (117)   $  (766)      85
                                                         =======    =======                ========    =======

 FINANCIAL PERFORMANCE:
 Headcount - full-time..............................       9,777     11,377        (14)%

 ENDING BALANCES (in billions):
 Loans..............................................     $   0.5    $   0.5         --
 Assets.............................................        49.4       42.9         15%

 Deposits...........................................        25.4       25.2          1

 Common equity......................................        (2.5)      (2.4)        (4)

 AVERAGE BALANCES (in billions):
 Loans..............................................     $   0.7    $    --         --     $    0.6    $  (0.1)     N/M
 Assets.............................................        45.0       42.0          7%        42.7       38.6       11%

 Deposits...........................................        26.2       25.0          5         27.2       24.8       10

 Common equity......................................        (2.6)      (1.1)       N/M         (2.6)      (0.6)     N/M

Quarterly Results - Adjusted Basis
----------------------------------

     Corporate/Unallocated includes Treasury, unallocated corporate expenses and any gains or losses from corporate transactions. Corporate/Unallocated reported a second quarter net loss of $87 million, compared with net losses of $70 million in the year-ago quarter and $30 million in the first quarter. The first quarter had $73 million of pre-tax gains on corporate transactions.

Year-to-Date Results - Adjusted Basis
-------------------------------------

     Corporate/Unallocated reported a year-to-date net loss of $117 million, compared with a net loss of $106 million in the prior year. Included in the current results were gains of $150 million pre-tax ($95 million after tax) on corporate transactions and $79 million pre-tax ($50 million after tax) in the prior year.

2000 Second Quarter Significant Items

     Results in the year-ago second quarter included the negative impact of $1.913 billion after tax ($2.940 billion pre-tax), or $1.66 per share, of significant items. Excluding the impact of these items, operating earnings in the year-ago quarter and six months ended June 30, 2000 were $644 million, or $0.55 per dilited share, and $1.333 billion, or $1.15 per diluted share, respectively. The tables below reconciles 2000 actual results with results adjusted for the significant items.

2000 Quarterly Significant Items - Table 1

                                     2nd Qtr             2nd Qtr. 2000           2nd Qtr. 2001 Actual   2nd Qtr. 2001 Actual
                                      2001      --------------------------------          vs.                    vs.
(Dollars in millions)                Actual      Actual   Adjustments  Adjusted  2nd Qtr 2000 Actual    2nd Qtr. 2000 Adjusted
                                    -------------------------------------------------------------------------------------------
Consolidated
------------
Net interest income.............     $3,243      $3,396    $    (9)     $3,405   $  (153)       (5)%      $(162)      (5)%
Noninterest income..............      1,508         (18)    (1,361)      1,343     1,526       N/M          165       12
Provision for credit losses.....      1,415       1,846        674       1,172      (431)      (23)         243       21
Noninterest expense.............      2,306       3,507        896       2,611    (1,201)      (34)        (305)     (12)
Net income (loss)...............        664      (1,269)    (1,913)        644     1,933       N/M           20        3

Retail
------
Net interest income.............     $1,236      $1,196    $    (9)     $1,205   $    40         3%       $  31        3%
Noninterest income..............        359         (95)      (425)        330       454       N/M           29        9
Provision for credit losses.....        201         132         11         121        69        52           80       66
Noninterest expense.............        890       1,097         73       1,024      (207)      (19)        (134)     (13)
Net income (loss)...............        322         (81)      (328)        247       403       N/M           75       30

Commercial Banking
------------------
Net interest income.............     $  660      $  694    $    --      $  694   $   (34)       (5)%      $ (34)      (5)%
Noninterest income..............        392         312        (44)        356        80        26           36       10
Provision for credit losses.....        239         778        628         150      (539)      (69)          89       59
Noninterest expense.............        544         564          1         563       (20)       (4)         (19)      (3)
Net income (loss)...............        167        (213)      (427)        214       380       N/M          (47)     (22)

First USA
---------
Net interest income.............     $1,458      $1,451    $    --      $1,451   $     7        --%       $   7       --%
Noninterest income..............        336        (153)      (460)        307       489       N/M           29        9
Provision for credit losses.....        962         935         35         900        27         3           62        7
Noninterest expense.............        522         961        282         679      (439)      (46)        (157)     (23)
Net income (loss)...............        193        (379)      (492)        113       572       N/M           80       71

Investment Management
---------------------
Net interest income.............     $  107      $  101    $    --      $  101   $     6         6%       $   6        6%
Noninterest income..............        308         288         --         288        20         7           20        7
Provision for credit losses.....         13           2         --           2        11       N/M           11      N/M
Noninterest expense.............        268         272          9         263        (4)       (1)           5        2
Net income......................         83          73         (6)         79        10        14            4        5

Corporate Investments
---------------------
Net interest income.............     $   28      $   30    $    --      $   30   $    (2)       (7)%      $  (2)      (7)%
Noninterest income..............         (1)         52         --          52       (53)      N/M          (53)     N/M
Provision for credit losses.....         --           1         --           1        (1)     (100)          (1)    (100)
Noninterest expense.............         19          31         --          31       (12)      (39)         (12)     (39)
Net income......................         30          61         --          61       (31)      (51)         (31)     (51)

Corporate / Unallocated
-----------------------
Net interest income.............     $ (246)     $  (75)   $    --      $  (75)  $  (171)      N/M        $(171)     N/M
Noninterest income..............        115        (422)      (432)         10       537       N/M          105      N/M
Provision for credit losses.....         --          --         --          --        --        --           --       --
Noninterest expense.............         63         582        531          51      (519)      (89)%         12       24%
Net income (loss)...............        (87)       (730)      (660)        (70)      643        88          (17)     (24)

2000 Year to Date Significant Items - Table 2

                                     Six Months                                      Six Months Ended       Six Months Ended
                                       Ended                                       June 30, 2001 Actual   June 30, 2001 Actual
                                      June 30,   Six Months Ended June 30, 2000            vs.                    vs.
                                        2001     --------------------------------    Six Months Ended       Six Months Ended
(Dollars in millions)                  Actual     Actual   Adjustments  Adjusted   June 30, 2000 Actual   June 30, 2000 Adjusted
                                     -------------------------------------------------------------------------------------------
Consolidated
------------
Net interest income.............      $6,551     $6,841    $     (9)    $6,850    $  (290)        (4)%    $ (299)       (4)%
Noninterest income..............       2,901      1,496      (1,361)     2,857      1,405         94          44         2
Provision for credit losses.....       2,876      3,118         674      2,444       (242)        (8)        432        18
Noninterest expense.............       4,542      6,168         896      5,272     (1,626)       (26)       (730)      (14)
Net income (loss)...............       1,343       (580)     (1,913)     1,333      1,923        N/M          10         1

Retail
------
Net interest income.............      $2,553     $2,432    $     (9)    $2,441    $   121          5%     $  112         5%
Noninterest income..............         719        211        (425)       636        508        N/M          83        13
Provision for credit losses.....         445        299          11        288        146         49         157        55
Noninterest expense.............       1,777      2,099          73      2,026       (322)       (15)       (249)      (12)
Net income......................         671        155        (328)       483        516        N/M         188        39

Commercial Banking
------------------
Net interest income.............      $1,325     $1,358    $     --     $1,358    $   (33)        (2)%    $  (33)       (2)%
Noninterest income..............         790        666         (44)       710        124         19          80        11
Provision for credit losses.....         503        910         628        282       (407)       (45)        221        78
Noninterest expense.............       1,088      1,134           1      1,133        (46)        (4)        (45)       (4)
Net income (loss)...............         326        (13)       (427)       414        339        N/M         (88)      (21)

First USA
---------
Net interest income.............      $2,849     $2,976    $     --     $2,976    $  (127)        (4)%    $ (127)       (4)%
Noninterest income..............         645        111        (460)       571        534        N/M          74        13
Provision for credit losses.....       1,912      1,904          35      1,869          8        N/M          43         2
Noninterest expense.............       1,036      1,676         282      1,394       (640)       (38)       (358)      (26)
Net income (loss)...............         341       (312)       (492)       180        653        N/M         161        89

Investment Management
---------------------
Net interest income.............      $  211     $  201    $     --     $  201    $    10          5%     $   10        5%
Noninterest income..............         615        575          --        575         40          7          40         7
Provision for credit losses.....          16          4          --          4         12        N/M          12       N/M
Noninterest expense.............         545        529           9        520         16          3          25         5
Net income......................         165        154          (6)       160         11          7           5         3

Corporate Investments
---------------------
Net interest income.............      $   54     $   65    $     --     $   65    $   (11)       (17)%    $  (11)      (17)%
Noninterest income..............         (88)       237          --        237       (325)       N/M        (325)      N/M
Provision for credit losses.....          --          2          --          2         (2)       N/M          (2)      N/M
Noninterest expense.............          38         70          --         70        (32)       (46)        (32)      (46)
Net income......................           1        202          --        202       (201)       N/M        (201)      N/M

Corporate / Unallocated
-----------------------
Net interest income.............      $ (441)    $ (190)   $     --     $ (190)   $  (251)       N/M      $ (251)      N/M
Noninterest income..............         221       (304)       (432)       128        525        N/M          93        73%
Provision for credit losses.....          --         --          --         --         --        N/M          --       N/M
Noninterest expense.............          58        660         531        129       (602)       (91)%       (71)      (55)
Net income (loss)...............        (117)      (766)       (660)      (106)       649        (85)        (11)       10

     The significant items recorded in the second quarter 2000 by each business segment and income statement line are summarized as follows:

Business Segments--Table 3

                                                                                    Investment   Corporate   Corporate/
(In millions)                                    Retail   Commercial    First USA   Management  Investments  Unallocated   Total
                                                 ------   ----------    ---------   ----------  -----------  -----------   -----
Pretax expense (income):
Provision for credit losses...................   $   --      $  647       $   --      $   --       $   --     $   --      $   647
Writedown of auto lease residuals.............      307                                                                       307
Repositioning of investment
   securities portfolio.......................                                                                   415          415
Operational and other.........................       44          26           27           9                     217          323
Writedown of interest-only strip..............                               354                                              354
Occupancy and fixed asset related.............                                                                   141          141
Writedown of purchased credit card
   relationship intangibles...................                               275                                              275
Writedowns primarily related to planned
   loan sales (1).............................      167                                                                       167
Increase to legal accruals....................                                                                   190          190
Writedown of marketing partnership
   agreements.................................                               121                                              121
                                                 ------      ------       ------      ------       ------     ------      -------
     Total....................................   $  518      $  673       $  777      $    9       $   --     $  963      $ 2,940
                                                 ======      ======       ======      ======       ======     ======      =======

     After tax................................   $  328      $  427       $  492      $    6       $   --     $  660      $ 1,913
                                                 ======      ======       ======      ======       ======     ======      =======

Income Statement line--Table 4
(In millions)
Pretax expense (income):
Net interest income...........................   $    9      $   --       $   --      $   --       $   --     $   --      $     9
Provision for credit losses...................       11         628           35                                              674
Noninterest income:
    Credit card revenue.......................                               152                                              152
    Investment securities losses..............                   30                                              415          445
    Trading...................................                   14                                                            14
    Other income..............................      425                      308                                  17          750
                                                 ------      ------       ------      ------       ------     ------      -------
Total noninterest income......................      425          44          460          --           --        432        1,361
Noninterest expense:
    Salaries and employee benefits............                                                                    54           54
    Other intangible amortization.............                               275           9                                  284
    Other.....................................       12           1            7                                 305          325
    Merger-related and restructuring charges..       61                                                          172          233
                                                 ------      ------       ------      ------       ------     ------      -------
Total noninterest expense.....................       73           1          282           9           --        531          896
                                                 ------      ------       ------      ------       ------     ------      -------
Pretax expense................................   $  518      $  673       $  777      $    9       $   --     $  963      $ 2,940
                                                 ======      ======       ======      ======       ======     ======      =======

-------
 (1) At December 31, 2000, Management discontinued its plan to dispose of these loans, and as such, are now considered part of the general portfolio.

                              Consolidated Results

Summary of Financial Results

     The Corporation reported net income of $664 million, or $0.56 per diluted share, for the second quarter of 2001, compared to a net loss of $1.269 billion, or $1.11 per diluted share, for the second quarter of 2000. The second quarter 2001 results included a $44 million after tax ($69 million pre-tax) charge, or $0.04 per diluted share, for the cumulative effect of the change in accounting principle (see Note 2 to the consolidated financial statements). Results in the year-ago second quarter included the negative impact of $1.913 billion after tax ($2.940 billion pre-tax), or $1.66 per share, of significant items noted in tables 1-4 above.

     For the six months ended June 30, 2001, the Corporation reported net income of $1.343 billion, or $1.14 per diluted share, compared to a net loss of $580 million, or $0.51 per diluted share, for the six months ended June 30, 2000. Excluding the impact of the cumulative effect of the change in accounting principle noted above in the 2001 period, the Corporation earned $1.387 billion or $1.18 per diluted share. The impact of the 2000 significant items noted in tables 1-4 above amounted to $1.66 per diluted share for the six months ended June 30, 2000.

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

     In order to understand fundamental trends in net interest income, average earning assets and net interest margins, it is useful to analyze financial performance on a managed portfolio basis, which adds data on securitized loans to reported data on loans as presented below:

                                                      Three Months Ended June 30            Six Months Ended June 30
                                                  -----------------------------------    ---------------------------------
(Dollars in millions)                                2001        2000       % Change        2001       2000      % Change
                                                  ---------    --------    ----------    ----------  ---------  ----------
Managed:
   Net interest income--FTE basis...............  $   3,243   $    3,396       (5)%      $   6,551    $   6,841     (4)%
   Average earning assets.......................    279,561      284,607       (2)         280,735      283,380     (1)
   Net interest margin..........................       4.65%        4.80%                     4.71%        4.85%
Reported:
   Net interest income--FTE basis...............  $   2,085   $    2,257       (8)       $   4,304    $   4,485     (4)
   Average earning assets.......................    238,971      240,826       (1)         240,645      239,070     (1)
   Net interest margin..........................       3.50%        3.77%                     3.61%        3.77%

     The decline in net interest income and net interest margin for the second quarter 2001 and six-months ended 2001 reflected reduced loan volumes, shifts in the deposit mix and the cost of carrying a higher level of nonperforming loans.

Noninterest Income

     The components of managed noninterest income for the periods indicated are:


                                                    Three Months Ended      Percent       Six Months Ended      Percent
                                                         June 30            Increase           June 30         Increase
                                                   ---------------------               --------------------
(Dollars in millions)                                 2001        2000    (Decrease)     2001        2000      (Decrease)
                                                   ----------  ---------  ----------   ---------  ---------  -----------
Non-deposit service charges....................     $   431      $ 363         19%      $    842   $   752          12%
Credit card revenue (1)........................         338        171         98            645       442          46
Service charges on deposits....................         360        331          9            691       655           5
Fiduciary and investment management fees.......         184        200         (8)           371       395          (6)
Investment securities gains (losses)...........          69       (354)       N/M            (27)     (196)         86
Trading........................................          61         (3)       N/M            126        61         N/M
Other income...................................          65       (726)       N/M            253      (613)        N/M
                                                    -------      -----                  --------   -------
   Managed noninterest income (loss)...........     $ 1,508      $ (18)       N/M       $  2,901   $ 1,496         N/M
                                                    =======      =====                  ========   =======

-------
  (1) Excludes net credit card revenue due to securitization totaling $283 million in 2001 and $306 million in 2000 for the three months ended June
       30. For the six months ended June 30, the amounts totaled $497 million in 2001 and $613 million in 2000.

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

     Managed non-deposit service charges increased from both the year-ago quarter and prior six-months by 19% and 12%, respectively. These increases were primarily the result of increased annuity sales and in fees associated with the in-house administration of the One Group mutual funds, which the Corporation began recording as revenue in the 2000 fourth quarter.

     Managed credit card revenue in the second quarter of 2001 increased $167 million, or 98% over the prior year period. For the first six months of 2001, credit card revenue increased $203 million, or 46%, compared to the previous period. These increases are the result of significant items recorded in the 2000 second quarter, (see table 4 on page 24).

     Investment securities in the second quarter of 2001 generated gains of $69 million, compared to a loss of $354 million in the second quarter of 2000. Significant items charges taken in the second quarter of 2000, (see table 4 page
24), contributed to most of this increase. However, for the first six months of 2001 there was a loss of $27 million reflecting first quarter 2001 losses due to market valuation.

     Other income totaled $65 million, a $791 million increase compared to the year-ago quarter. The majority of these increases reflect significant items recorded in the second quarter of 2000, (see table 4 page 24).

Noninterest Expense

     The components of noninterest expense for the periods indicated are:


                                                    Three Months Ended      Percent       Six Months Ended      Percent
                                                         June 30            Increase           June 30         Increase
                                                   ---------------------               --------------------
(Dollars in millions)                                 2001        2000    (Decrease)     2001        2000      (Decrease)
                                                   ----------  ---------  ----------   ---------  ---------  -----------
 Salaries and employee benefits:
    Salaries....................................    $    870    $    967       (10)%     $  1,707   $  1,864        (8)%
    Employee benefits...........................         142         165       (14)           287        366       (22)
                                                    --------    --------                 --------   --------
      Total salaries and employee benefits......       1,012       1,132       (11)         1,994      2,230       (11)
 Occupancy expense..............................         164         172        (5)           331        345        (4)
 Equipment expense..............................         119         155       (23)           240        310       (23)
 Outside service fees and processing ...........         311         375       (17)           566        783       (28)
 Marketing and development......................         201         245       (18)           406        471       (14)
 Telecommunications.............................          95          96        (1)           204        201         1
 Other intangible amortization..................          19         317       (94)            39        356       (89)
 Goodwill amortization..........................          18          18        --             35         35        --
 Other..........................................         370         768       (52)           730      1,227       (41)
                                                    --------    --------                 --------   --------
      Total noninterest expense before merger-
        related and restructuring charges.......       2,309       3,278       (30)         4,545      5,958       (24)
 Merger-related and restructuring charges.......          (3)        229       N/M             (3)       210       N/M
                                                    --------    --------                 --------   --------
      Total noninterest expense.................    $  2,306    $  3,507      (34)       $  4,542   $  6,168       (26)
                                                    ========    ========                 ========   ========
 Employees......................................      78,491      82,443        (5)        78,491     82,443        (5)
                                                    ========    ========                 ========   ========
 Efficiency ratio--managed basis................        48.5%      103.8%                    48.1%      74.0%
                                                    ========    ========                 ========   ========

---------

     Components of noninterest expense that are primarily related to a single business segment are discussed within that business segment rather than the consolidated section.

     Salary and benefit costs, including severance charges, in the second quarter and first six months of 2001 declined 11% from the year-ago periods. These decreases reflected significant items recorded in June of 2000, as outlined in table 4 on page 24, and expense savings from reduced headcount, lower incentive compensation and cost reductions associated with the modification of the Corporation's medical benefit plan.

     Equipment expense for both the second quarter and first six months of 2001 decreased 23% from the year-ago periods, primarily due to reduced furniture and equipment rental and lower maintenance and depreciation expense.

     Outside service fees and processing expense decreased $64 million, or 17%, in the second quarter of 2001 and $217 million, or 28%, for the first six months of 2001 compared to the year-ago periods. These decreases reflected lower consulting expenses and other benefits from the continuation of the Corporation's waste-reduction initiatives.

     Marketing and development expense decreased for both the second quarter and first six months of 2001 compared with the prior periods as continued expense reductions in the Retail line of business more than offset increased expenditures for First USA.

     Other intangible amortization expense significantly decreased for both the second quarter and first six months of 2001 when compared with previous periods, mainly due to significant items recorded in second quarter 2000, (see table 4 on page 24).

     Other operating expense in the second quarter and first six months of 2001 also significantly decreased compared to the year ago periods. The decrease in the second quarter is attributed to reduced legal provisions and fraud expense and the continuation of the Corporation's waste-reduction initiatives to lower expenses for such items as travel and entertainment and other miscellaneous items. The six-month decrease is due to significant items recorded in the second quarter of 2000, (see table 4 on page 24).

     In July, the Corporation announced the acceleration of the four remaining major deposit system conversions, following the successful conversion of Texas/Louisiana. Over the last year this conversion required 90,000 hours of development time and $75 million to convert 1.2 million customer accounts. Also announced was the planned acceleration of streamlining programs across the Corporation, which may require restructuring charges of up to $200 million in the second half of 2001.

Applicable Income Taxes

     The Corporation's income before income taxes and the cumulative effect of a change in accounting principle (see Note 2 to the consolidated financial statements), as well as applicable income tax expense and effective tax rate for each of the periods indicated are:

                                                      Three Months Ended June 30        Six Months Ended June 30
                                                      --------------------------        ------------------------
(Dollars in millions)                                   2001              2000            2001             2000
                                                      -------           --------        --------         -------
Income (loss) before income taxes and the
   cumulative effect of change in accounting
   principle....................................      $1,000             $(2,011)         $1,971         $(1,020)
Applicable income taxes (benefits)..............         292                (742)            584            (440)
Effective tax rates.............................        29.2%               36.9%           29.6%           43.1%

     Applicable income tax expense or (benefit) for both periods included benefits for tax-exempt income, tax-advantaged investments and general business tax credits, offset by the effect of nondeductible expenses, including goodwill. In the case of a loss before income taxes, the effect of the net benefits described above is to increase, rather than decrease, the effective rate of tax. This is the primary reason for the difference in effective tax rates between the 2001 and 2000 periods.

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

     The following discussion of the Corporation's risk management processes focuses primarily on developments since March 31, 2001. The Corporation's risk management processes for liquidity, market, credit and operating risks are described in detail in the Corporation's 2000 Annual Report on Form 10-K, beginning on page 20.

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

     The Corporation's ability to attract wholesale funds on a regular basis and at a competitive cost is fostered by strong ratings from the major credit rating agencies. The Corporation and its principal banks had the following long- and short-term debt ratings:

                                                                  Senior
                                      Short-Term Debt         Long-Term Debt
                                   ---------------------   -------------------
                                    S & P       Moody's      S & P    Moody's
                                   --------    ---------   --------  ---------
The Corporation (Parent).........   A-1          P-1          A         Aa3
Principal Banks..................   A-1          P-1          A+        Aa2

     The Corporation's funding source mix at June 30, 2001 was consistent with that at March 31, 2001.

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

     The value-at-risk at June 30, 2001 and March 31, 2001 (in millions) is as follows:

                                                                    June 30,     March 31,
 Risk Type                                                           2001          2001
                                                                   --------      --------
    Interest rate.............................................      $  11          $  8
    Currency exchange rate....................................         --            --
    Equity....................................................          1             1
                                                                    -----          ----
 Aggregate portfolio market risk..............................      $  12          $  9
                                                                    =====          ====

     The activities covered by the table above reflect trading and other activities, including certain overseas balance sheet positions that are managed principally as trading risk. Value-at-risk from commodity price risk was immaterial.

     Interest rate risk was the predominant type of market risk incurred during the second quarter of 2001. At June 30, 2001, approximately 90% of primary market risk exposures were related to interest rate risk. Exchange rate, equity and commodity risks accounted for 10% of primary market risk exposures.

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

     The Corporation's pretax earnings sensitivity profile as of June 30, 2001 and March 31, 2001 is as follows:

                                                                       Immediate Change
                                                                           in Rates
                                                                   --------------------------
(In millions)                                                      -100 bp         +100 bp
                                                                   ---------       ---------
June 30, 2001.................................................      $155           $(163)
                                                                    ====           =====
March 31, 2001................................................      $128           $(150)
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

                         Credit Portfolio Composition

Selected Statistical Information

     The significant components of credit risk and the related ratios, presented on a reported basis, for the periods indicated are as follows:

                                                         June 30    March 31   December 31  September 30  June 30
(Dollars in millions)                                      2001       2001        2000          2000        2000
                                                       ----------  ----------  ----------- ------------- ---------
   Loans outstanding.................................   $166,576     $171,427     $174,251    $176,419    $172,591
   Average loans.....................................    169,140      173,677      175,588     173,259     170,743

   Nonperforming loans...............................      2,854        2,559        2,475       2,026       1,690
   Other, including other real estate owned..........         97          106           98         110          94
                                                       ---------  -----------  -----------  ----------   ---------
   Nonperforming assets..............................      2,951        2,665        2,573       2,136       1,784

   Allowance for credit losses.......................      4,229        4,205        4,110       3,090       2,983
   Net charge-offs...................................        516          489          487         319         319

   Nonperforming assets to related assets............       1.77%        1.55%        1.48%       1.21%       1.03%
   Allowance for credit losses/loans outstanding.....       2.54         2.45         2.36        1.75        1.73
   Allowance for credit losses/nonperforming loans...        148          164          166         153         177
   Net charge-offs/average loans.....................       1.22         1.13         1.11        0.74        0.75
   Allowance for credit losses/net charge-offs.......        205          215          211         242         234

Loan Composition

     For analytical purposes, the Corporation's loan portfolio is divided into commercial, consumer and credit card loan categories as follows for the periods indicated:

                                         June 30            March 31         December 31       September 30          June 30
                                           2001              2001               2000                2000                2000
                                     ----------------  -----------------  ------------------  ----------------- -----------------
(Dollars in millions)                 Amount    % (1)    Amount   % (1)    Amount     % (1)    Amount    % (1)   Amount    % (1)
                                     --------  ------  -----------------  ---------   ------  ---------  ------ ---------  ------
Loan Product
---------------------------------
Commercial:
   Domestic:
     Commercial..................    $ 59,308     26%   $ 63,071    28%   $  65,270    28%   $  65,446    27%   $  63,552    27%
     Real estate:
      Construction...............       6,029      3       5,775     3        5,757     2        6,295     3        6,005     3
      Other......................      15,923      7      16,710     7       16,778     7       18,220     8       19,119     8
     Lease financing.............       5,634      3       5,734     2        5,818     3        5,514     2        5,789     3
   Foreign.......................       6,726      3       6,689     3        6,837     3        7,344     3        7,348     3
                                     --------   ----    --------   ---    ----------  ---    ---------  ----    ---------   ---
        Total commercial.........      93,620     42      97,979    43      100,460    43      102,819    43      101,813    44
Consumer:
     Residential real estate.....      40,581     18      40,561    18       40,596    17       39,299    17       36,589    16
     Automotive--
      loans/leases...............      19,707      9      19,955     8       20,741     9       21,860     9       22,199     9
     Other.......................       6,467      3       7,415     3        7,710     3        7,643     3        7,518     3
                                     --------   ----    --------  ----    ----------  ---    ---------  ----    ---------   ---
        Total consumer...........      66,755     30      67,931    29       69,047    29       68,802    29       66,306    28
Credit card:
     On balance sheet............       6,201      3       5,517     2        4,744     2        4,798     2        4,472     2
     Securitized.................      56,814     25      58,515    26       62,241    26       61,086    26       61,821    26
                                     --------   ----    --------   ---    ---------  ----    ---------  ----    ---------   ---
     Managed credit card.........      63,015     28      64,032    28       66,985    28       65,884    28       66,293    28
                                     --------   ----    --------   ---    ---------  ----    ---------  ----    ---------   ---
Total managed....................    $223,390    100%   $229,942   100%   $ 236,492   100%   $ 237,505   100%    $234,412   100%
                                     ========   ====    ========   ===    =========   ===    =========  ====    =========   ===

Total reported...................    $166,576           $171,427          $ 174,251          $ 176,419           $172,591
                                     ========           ========          =========          =========           ========

-------
(1) Percentages shown for loan type are determined as a percentage of total managed loans.

    For management purposes, the Corporation's loan portfolio is divided into Retail, Commercial Banking, First USA and other lines of business as follows for the periods indicated:

                                 June 30           March 31          December 31        September 30          June 30
                                   2001             2001                2000                2000                2000
                            ----------------- ------------------  ------------------  ----------------- -----------------
(Dollars in millions)        Amount     % (1)   Amount    % (1)    Amount     % (1)    Amount    % (1)   Amount    % (1)
                            ---------  ------ ------------------  ---------   ------  ---------- ------ ---------  ------
Line of Business
---------------------------
Retail.....................  $ 75,063     34%   $ 76,102    33%    $ 77,301    33%    $ 76,798     32%   $ 74,000    32%
Commercial Banking.........    73,866     33      78,527    34       81,435    34       84,300     36      83,301    35
Other lines of business....    11,446      5      11,281     5       10,771     5       10,523      4      10,818     5
First USA:
     On balance sheet......     6,201      3       5,517     2        4,744     2        4,798      2       4,472     2
     Securitized...........    56,814     25      58,515    26       62,241    26       61,086     26      61,821    26
                             --------   ----    --------  ----     --------  ----     --------   ----    --------  ----
     Managed credit card...    63,015     28      64,032    28       66,985    28       65,884     28      66,293    28
                             --------   ----    --------  ----     --------  ----     --------   ----    --------  ----
Total managed..............  $223,390    100%   $229,942   100%    $236,492   100%    $237,505    100%   $234,412   100%
                             ========   ====    ========  ====     ========  ====     ========   ====    ========  ====

Total reported.............  $166,576           $171,427           $174,251           $176,419           $172,591
                             ========           ========           ========           ========           ========

(1) Percentages shown for line of business are determined as a percentage of total managed loans.

Commercial Portfolio Concentrations

     The Corporation's commercial loan portfolio primarily comprises Corporate Banking (including syndicated credits) and Middle Market Banking loans within Commercial Banking, and also includes small business loans originated by Retail.

     The more significant borrower industry concentrations of the commercial loan portfolio as of June 30, 2001, March 31, 2001 and December 31, 2000 are as follows:

                                          June 30, 2001                March 31, 2001              December 31, 2000
                                    --------------------------    --------------------------    -----------------------
                                      Carrying                      Carrying                     Carrying
(Dollars in millions)                  Amount        Percent         Amount         Percent       Amount       Percent
                                    ------------    ----------    -----------    -----------    ----------   ----------
Commercial real estate........        $21,952         23.4%        $22,485           23.0%       $ 22,535       22.4%
Wholesale trade...............          5,874          6.3           5,783            5.9           6,080        6.0
Industrial materials..........          5,064          5.4           5,125            5.2           4,775        4.8
Oil and gas...................          3,745          4.0           4,040            4.1           4,207        4.2
Metals and products...........          3,793          4.1           3,841            3.9           4,128        4.1
Consumer staples..............          4,311          4.6           4,308            4.4           3,880        3.9
Other.........................         48,881         52.2          52,397           53.5          54,855       54.6
                                      -------        -----         -------         ------        --------     ------
     Total commercial.........        $93,620        100.0%        $97,979          100.0%       $100,460     100.0%
                                      =======        =====         =======         ======        ========     =====

Commercial Real Estate

     The commercial real estate segment of the portfolio is the largest product category and consists primarily of loans secured by real estate as well as certain loans that are real estate-related. This exposure includes loans and commitments that finance both owner-occupied and investment properties/projects.

     Commercial real estate lending is conducted in several lines of business, with the majority of these loans originated by Corporate Banking primarily through its specialized National Commercial Real Estate Group. This group's focus is lending to targeted regional and national real estate developers, homebuilders and REITs/REOCs. As of June 30, 2001, this group's loan outstandings totaled $9.2 billion, or 42%, of the commercial real estate portfolio. Middle Market Banking originates primarily owner-occupied real estate loans located in the Middle Market footprint. At June 30, 2001, commercial real estate loans totaled $22.0 billion, or 23.4% of total commercial loans, compared with $22.5 billion, or 23.0% of commercial loans, at March 31, 2001.

     The commercial real estate loans for the National Commercial Real Estate Group by property type as of June 30, 2001, March 31, 2001 and December 31, 2000 are as follows:

                                                  June 30, 2001          March 31, 2001        December 31, 2000
                                             -----------------------  ---------------------  ---------------------
PROPERTY-TYPE (National Commercial
   Real Estate Group only)                     Carrying                 Carrying               Carrying
(Dollars in millions)                           Amount     Percent       Amount    Percent      Amount    Percent
                                             -----------   ---------   ---------- ---------  ----------  ---------
Retail......................................   $ 1,618        17.5%     $ 1,582       16.8%   $ 1,608        16.9%
Apartment complexes.........................     1,504        16.3        1,520       16.1      1,525        16.1
Office buildings............................     1,342        14.5        1,364       14.5      1,412        14.9
REIT/REOC...................................       938        10.2          991       10.5      1,228        12.9
Industrial..................................       515         5.6          523        5.6        491         5.2
Lodging.....................................       337         3.6          375        4.0        402         4.2
Other.......................................     2,989        32.3        3,060       32.5      2,823        29.8
                                               -------      ------      -------      -----    -------      ------
   Total National Commercial
    Real Estate Group loans.................     9,243       100.0%       9,415      100.0%     9,489       100.0%
                                                            ======                   =====                 ======
   Other commercial real estate loans (1)...    12,709                   13,070                13,046
                                               -------                  -------               -------
    Total commercial real estate loans......   $21,952                  $22,485               $22,535
                                               =======                  =======               =======

(1) Comprised primarily of Middle Market Banking loans secured by real estate.

     The National Commercial Real Estate Group real estate portfolio is diverse, with no geographic concentrations greater than 10% of the portfolio at June 30, 2001.

                                 Asset Quality

Nonperforming Assets

     The Corporation defines nonperforming loans as commercial loans that are impaired and/or on nonaccrual status, consumer loans (i.e., non-credit card) greater than 90 days past due and restructured loans. These loans, along with assets primarily consisting of foreclosed real estate, represent nonperforming assets.

     The Corporation's nonperforming loans by line of business and total nonperforming assets for the periods indicated are as follows:

                                                June 30        March 31    December 31     September 30     June 30
(Dollars in millions)                             2001           2001          2000           2000           2000
                                                --------       --------    -----------     ------------    --------
Nonperforming Loans:
   Retail.................................       $1,050         $  959         $  912         $  695         $  556
   Commercial Banking.....................        1,752          1,544          1,523          1,243          1,010
   Other lines of business................           52             56             40             88            124
                                                 ------         ------         ------         ------         ------
     Total ...............................        2,854          2,559          2,475          2,026          1,690
Other, primarily other real estate owned..           97            106             98            110             94
                                                 ------         ------         ------         ------         ------
     Total nonperforming assets...........       $2,951         $2,665         $2,573         $2,136         $1,784
                                                 ======         ======         ======         ======         ======

Nonperforming assets/related assets.......         1.77%          1.55%          1.48%          1.21%          1.03%
                                                 ======         ======         ======         ======         ======

Loans 90 days or more past due
   and accruing interest:
   Credit Card............................       $   59         $   63         $   57         $   52         $   52
   Other..................................            9              7              5             15              8
                                                 ------         ------         ------         ------         ------
   Total..................................       $   68         $   70         $   62         $   67         $   60
                                                 ======         ======         ======         ======         ======

     The Corporation has experienced credit quality deterioration in a number of distinct market segments. A weakening economy, among other things, has led to an increase in nonperforming loans. The Corporation has established processes for identifying potential problem areas of the portfolio, which currently include exposure to leveraged lending and acquisition finance activities, healthcare, automotive parts and manufacturing, business finance and leasing, professional services, miscellaneous transportation services, selected utilities, telecommunications, and companies engaged in ongoing asbestos litigation. The Corporation will continue to monitor of these potential risks.

     The Corporation's net charge-offs by line of business for the proceeds indicated are as follows:

(Dollars in millions)                 June 30, 2001                    March 31, 2001              December 31, 2000
                               ----------------------------   ------------------------------  ----------------------------
                                  Net                Net         Net                   Net      Net                 Net
                                charge-   Average  charge-off  charge-    Average  charge-off charge-  Average   charge-off
                                 offs     balance    rate       offs      balance     rate     offs    balance     rate
                               -----------------------------  ------------------------------- ----------------------------
Retail (1)..................    $  177   $  75,279   1.07%     $   166    $ 76,746    0.87%    $  159   $ 76,654     0.83%
Commercial banking..........       239      76,400   1.25          249      80,628    1.23        259     83,114     1.24
First USA (2)...............       962      63,179   6.09          950      65,443    5.81        887     65,631     5.41
Other lines of business             13      11,494      -            -      11,065       -          4     10,909        -
                                ------   ---------             -------    --------             ------   --------
Total--Managed (1)(2).......     1,391     226,352   2.50%       1,365     233,882    2.33%     1,309    236,308     2.22%
                                                     ====                             ====                           ====
Securitized.................      (875)    (57,212)               (876)    (60,205)              (822)   (60,720)
                                ------   ---------             -------    --------             ------   --------
Total--Reported.............    $  516   $ 169,140   1.22%     $   489    $173,677    1.13%    $  487   $175,588     1.11%
                                ======   =========   ====      =======    ========    ====     ======   ========     ====

(Dollars in millions)                September 30, 2000                June 30, 2000
                               -----------------------------  -------------------------------
                                  Net                Net        Net                    Net
                                charge-   Average  charge-off charge-     Average   charge-off
                                 offs     balance    rate      offs       balance     rate
                               -----------------------------  --------------------------------
Retail (1)..................    $   151  $ 74,746    0.81%     $ 134     $ 73,771      0.73%
Commercial banking..........        109    83,400    0.52        110       81,867      0.54
First USA (2)...............        828    65,849    5.03        900       66,148      5.44
Other lines of business.....          3    10,409       -          8       10,035         -
                                -------   -------              -----     --------
Total--Managed (1)(2).......      1,091   234,404    1.86%     1,152      231,821      1.99%
                                                     ====                              ====
Securitized.................      (772)   (61,145)              (833)     (61,078)
                                -------  --------              -----     --------
Total--Reported.............    $   319  $173,259    0.74%     $ 319     $170,743      0.75%
                                =======  ========    ====      =====     ========      ====

_______
(1) June 30, 2001 and March 31, 2001 amounts exclude $24 million and $40 million, respectively, of charge-offs relating to part of a portfolio that has been accounted for as loans held at a discount, but viewed for management purposes as charge-offs. In Management's view, the inclusion of these amounts in charge-offs more accurately reflects the performance of the portfolio. See Retail LOB discussion on page 4 for further detail.
(2)  Reported on a managed basis.

Allowance for Credit Losses

     The allowance for credit losses is maintained at a level that in Management's judgment is adequate to provide for estimated probable credit losses inherent in various on- and off-balance sheet financial instruments. This process includes deriving probable loss estimates that are based on historical loss ratios and portfolio stress testing and Management's judgment. The allowance is based on ranges of estimates and is intended to be adequate but not excessive. Each quarter, reserves are formally estimated by each line of business and reviewed by the Corporate Risk Management Department and Senior Management.

     The following table shows the components of, by line of business, the change in the Corporation's allowance for credit losses for the periods indicated:

                                                 June 30       March 31      December 31     September 30    June 30
(In millions)                                      2001           2001           2000             2000        2000
                                                ---------     ----------    ------------     ------------   ----------
Line of Business
---------------------------------------------
Balance, beginning of period.................     $4,205         $4,110          $3,090         $2,983         $2,338

Charge-offs:
   Retail....................................        222            216             199            189            169
   Commercial Banking........................        266            287             284            121            125
   First USA (1).............................         94             78              69             59             72
   Other lines of business...................         14              5               6             19             17
                                                  ------         ------          ------         ------         ------
        Total charge-offs....................        596            586             558            388            383

Recoveries:
   Retail....................................         45             50              40             38             35
   Commercial Banking........................         27             38              25             12             15
   First USA (1).............................          7              4               4              3              5
   Other lines of business...................          1              5               2             16              9
                                                  ------         ------          ------         ------         ------
         Total recoveries....................         80             97              71             69             64

Net charge-offs:
   Retail....................................        177            166             159            151            134
   Commercial Banking........................        239            249             259            109            110
   First USA (1).............................         87             74              65             56             67
   Other lines of business...................         13              -               4              3              8
                                                  ------         ------          ------         ------         ------
        Total net charge-offs................        516            489             487            319            319

Provision for credit losses:
   Retail....................................        201            244             364            207            132
   Commercial Banking........................        239            264           1,078            225            778
   First USA (1).............................         87             74              65             56             67
   Other lines of business...................         13              3               -             28             36
                                                  ------         ------          ------         ------         ------
        Total provision for credit losses....        540            585           1,507            516          1,013

Transfers / other (2)........................          -             (1)              -            (90)           (49)
                                                  ------         ------          ------         ------         ------

Balance, end of period.......................     $4,229         $4,205          $4,110         $3,090         $2,983
                                                  ======         ======          ======         ======         ======

(1)  On a reported basis.
(2) Transfers from the allowance for credit losses primarily represent allocable credit reserves associated with consumer loan sale transactions, including securitization transactions.

   The composition of the Corporation's allowance for credit losses by line of business is as follows:

(Dollars in millions)                           June 30, 2001            March 31, 2001       December 31, 2000
                                             --------------------     -------------------    --------------------
Retail...................................     $   949         22%      $  924         22%     $  846          21%
Commercial Banking.......................       3,032         72        3,034         72       3,020          73
First USA................................         197          5          197          5         197           5
Other lines of business..................          51          1           50          1          47           1
                                              -------        ---       ------        ---      ------         ---
     Total...............................     $ 4,229        100%      $4,205        100%     $4,110         100%
                                              =======        ===       ======        ===      ======         ===

Allowance as a % of total loans:
   Retail................................                   1.26%                   1.21%                   1.10%
   Commercial Banking....................                   4.10                    3.86                    3.71
   First USA.............................                   3.18                    3.58                    4.19
   Other lines of business...............                   0.44                    0.44                    0.44
     Total...............................                   2.54                    2.45                    2.36

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

     Cash Flow Hedge (primarily hedges of variable rate interest-bearing instruments) -- The effective portion of the change in fair value of the hedging derivative is recorded in Accumulated Other Adjustments to Stockholders' Equity ("AOASE") and the ineffective portion directly in earnings. Amounts in "AOASE" are reclassified into earnings in a manner consistent with the earnings pattern of the underlying hedged item (generally, reflected in interest expense). The total amount of such reclassification into earnings is projected to be charges of $92 million after-tax ($143 million pre-tax) over the next twelve months. If a hedge is dedesignated prior to maturity, previous adjustments to "AOASE" are recognized in earnings to match the earnings recognition pattern of the hedged item (e.g., level yield amortization if hedging an interest-bearing instrument) or immediately recognized in current earnings if the hedged item is sold.

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

Hedges of the Net Investment in Foreign Operations

     In order to minimize the capital impact of translation gains or losses measured on an after-tax basis, the Corporation uses forward foreign exchange contracts to hedge the exposure relating to the net investment in foreign operations. The effective portion of the change in fair value of the hedging derivatives is recorded in "AOASE" as part of the cumulative translation adjustment. The amount of after-tax gains included in the cumulative translation adjustment during the six months ended June 30, 2001, related to hedges of the foreign currency exposures of net investments in foreign operations, totaled $6 million.

Income Resulting from Derivative Financial Instruments

     The Corporation uses interest rate derivative financial instruments to reduce structural interest rate risk and the volatility of net interest margin. Net interest margin reflects the effective use of these derivatives. Without their use, net interest income would have been lower by $14 million in the second quarter 2001 and higher by $2 million in the second quarter of 2000. For six month ended June 30 2001 and 2000, net interest income would have been lower by $21 million and $9 million, respectively.

     The amount of hedge ineffectiveness recognized for cash flow and fair value hedges in the quarter ended June 30, 2001 was insignificant. No component of a hedging derivative instrument's gain or loss is excluded from the assessment of fair value and cash flow hedge effectiveness.

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

     The table below shows the impact of these master netting agreements:

(In millions)                                                       June 30, 2001  March 31, 2001
                                                                    -------------- --------------
Gross replacement cost............................................     $ 10,535      $ 12,334
   Less: Adjustment due to master netting agreements..............       (7,390)       (8,426)
                                                                       --------      --------
Balance sheet credit exposure.....................................     $  3,145      $  3,908
                                                                       ========      ========

Asset and Liability Management Derivatives

     Access to the derivatives market is an important element in maintaining the Corporation's desired interest rate risk position. In general, the assets and liabilities generated through ordinary business activities do not naturally create offsetting positions with respect to repricing, basis or maturity characteristics. Using derivative instruments, principally plain vanilla interest rate swaps (ALM swaps), interest rate sensitivity is adjusted to maintain the desired interest rate risk profile.

     At June 30, 2001, the notional value of ALM interest rate swaps tied to specific assets or liabilities, firm commitments and forecasted transactions totaled $13.0 billion as follows:

                                                      Receive Fixed            Pay Fixed
 (In millions)                                        Pay Floating         Receive Floating         Total
                                                    ----------------   -------------------------
                                                       Fair Value      Fair Value    Cash Flow      Swaps
                                                       ----------      ----------    ---------      -----
Interest rate swaps associated with:
    Investment securities........................         $   --           $50         $   --      $    50
    Funds borrowed (including long-term debt)....          8,380            --          4,522       12,902
                                                          ------           ---         ------      -------
        Total....................................         $8,380           $50         $4,522      $12,952
                                                          ======           ===         ======      =======

     Interest rate swaps used to adjust the interest rate sensitivity of securities and funds borrowed will not need to be replaced at maturity, since the corresponding asset or liability will mature along with the swap. Interest rate swaps designated as an interest rate related hedge of an existing fixed rate asset or liability are fair value type hedges. Conversely, interest rate swaps designated as an interest rate hedge of an existing variable rate asset or liability are cash flow type hedges. Management designates interest rate swaps as hedges of both fixed and variable rate assets and liabilities interchangeably. The type of hedge for accounting purposes is not a strategic consideration. The Corporation has an insignificant amount of hedges involving forecasted transactions and firm commitments, and no non-derivative instruments are designated as a hedge.

                             Loan Securitizations

     Investors in the beneficial interests of the securitized loans have no recourse against the Corporation if cash flows generated from the securitized loans are inadequate to service the obligations of the SPE. To help ensure that adequate funds are available in the event of a shortfall, the Corporation is required to deposit funds into cash spread accounts if excess spread falls below certain minimum levels. Spread accounts are funded from excess spread that would normally be returned to the Corporation. In addition, various forms of other credit enhancement are provided to protect more senior investor interests from loss. Credit enhancements associated with credit card securitizations, such as cash collateral or spread accounts, totaled $205 million at June 30, 2001, and are classified on the balance sheet as other assets.

     For further discussion of Bank One's loan securitization process and other related disclosures, see pages 41-42 and pages 63-65 of the Corporation's 2000 Annual Report on Form 10-K.

     The following comprised the Corporation's managed credit card loans at June 30, 2001:

          (In millions)
          Owned credit card loans - held in portfolio.............................................        $  2,776
          Owned credit card loans - held for future securitization................................           3,425
          Seller's interest in credit card loans (investment securities)..........................          16,981
                                                                                                          --------
          Total credit card loans reflected on balance sheet......................................          23,182
          Securities sold to investors and removed from balance sheet.............................          39,833
                                                                                                          --------
          Managed credit card loans...............................................................        $ 63,015
                                                                                                          ========

     At June 30, 2001, the estimated fair value of seller's interest and interest-only strip from credit card securitizations were as follows:

  (In millions)
  Seller's interest................................................................................       $16,856
  Interest-only strip..............................................................................           209
                                                                                                          -------
     Total interests in credit card securitizations................................................       $17,065
                                                                                                          =======

     For analytical purposes only, income statement line items adjusted for the net impact of securitization of credit card receivables for the periods indicated are as follows:

                                                        Credit Card                            Credit Card
(Dollars in millions)                        Reported  Securitizations  Managed     Reported   Securitizations   Managed
                                            --------- ---------------- ---------  ------------ ---------------- ---------
                                                 Three Months Ended June 30             Three Months Ended June 30
                                            ------------------------------------  ---------------------------------------
                                                            2001                                  2000
                                            ------------------------------------  ---------------------------------------
Net interest income--FTE basis.............  $    2,085  $  1,158    $    3,243   $    2,257     $  1,139   $    3,396
Provision for credit losses................         540       875         1,415        1,013          833        1,846
Noninterest income.........................       1,791      (283)        1,508          288         (306)         (18)
Noninterest expense........................       2,306        --         2,306        3,507            -        3,507
Net income.................................         664        --           664       (1,269)           -       (1,269)

Total average loans........................  $  169,140  $ 57,212    $  226,352   $  170,743     $ 61,078   $  231,821
Total average earning assets...............     238,971    40,590       279,561      240,826       43,781      284,607
Total average assets.......................     268,259    40,590       308,849      272,823       43,781      316,604
Net interest margin........................        3.50%    11.44%         4.65%        3.77%       10.46%        4.80%

Delinquency and charge-off rates:
Credit card delinquencies over 30 days
    as a percentage of ending credit card
    loan balances..........................        2.23%     4.30%         4.10%        2.70%        3.91%        3.83%
Credit card delinquencies over 90 days
    as a percentage of ending credit card
    loan balances..........................        0.94%     1.87%         1.78%        1.17%        1.73%        1.69%
 Net credit card charge-offs as a
    percentage of average credit card
    loan balances..........................        5.78%     6.12%         6.09%        5.25%        5.46%        5.44%

                                                  Six Months Ended June 30               Six Months Ended June 30
                                            ------------------------------------  ---------------------------------------
                                                            2001                                  2000
                                            ------------------------------------  ---------------------------------------
Net interest income--FTE basis.............  $    4,303  $  2,248   $    6,551    $   4,485      $  2,356    $   6,841
Provision for credit losses................       1,125     1,751        2,876        1,375         1,743        3,118
Noninterest income.........................       3,398      (497)       2,901        2,109          (613)       1,496
Noninterest expense........................       4,542         -        4,542        6,168             -        6,168
Net income.................................       1,343         -        1,343         (580)            -         (580)

Total average loans........................  $  171,395  $ 58,701   $  230,096    $ 169,083      $ 61,920    $ 231,003
Total average earning assets...............     240,645    40,090      280,735      239,070        44,310      283,380
Total average assets.......................     268,883    40,090      308,973      270,770        44,310      315,080
Net interest margin........................        3.61%    11.31%        4.71%        3.77%        10.69%        4.85%

Delinquency and charge-off rates:
Credit card delinquencies over 30 days
    as a percentage of ending credit card
    loan balances..........................        2.23%     4.30%        4.10%        2.70%         3.91%        3.83%
Credit card delinquencies over 90 days
    as a percentage of ending credit card
    loan balances..........................        0.94%     1.87%        1.78%        1.17%         1.73%        1.69%
 Net credit card charge-offs as a
    percentage of average credit card
    loan balances..........................        5.71%     5.97%        5.91%        5.36%         5.63%        5.61%

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

     The tangible common equity to tangible managed assets ratio is also monitored. This ratio adds securitized credit card loans to reported total assets and is calculated net of total intangible assets. The tangible common equity to tangible managed assets ratio was 5.8% at June 30, 2001, up from 5.6% at March 31, 2001. Tier 1 and Total Capital ratios were 8.2% and 11.6% and 7.8% and 11.2%, respectively, at June 30, 2001, and March 31, 2001.

     The Corporation's capital ratios that adhere to regulatory guidelines appear in the table below:

                                                                                                            Well-
                                                                                                         Capitalized
                                           June 30     March 31    December 31  September 30   June 30    Regulatory
                                             2001         2001          2000        2000        2000      Guidelines
                                          ---------   -----------  -----------  ------------   -------   -----------
Risk-based capital ratios (1)
     Tier 1...........................        8.2%         7.8%          7.3%         7.5%       7.2%          6.0
     Total............................       11.6         11.2          10.8         10.9       10.3          10.0
Common equity/managed assets..........        6.2          6.0           6.0          5.9        5.9
Tangible common equity/tangible
  managed assets......................        5.8          5.6           5.5          5.4        5.4
Double leverage ratio (1).............        105          106           108          109        115
Dividend payout ratio.................         37           36           N/M           42        N/M

------
N/M--Not meaningful.
(1)   Includes trust preferred capital securities.

     The components of the Corporation's regulatory risk-based capital and risk-weighted assets are as follows:

                                               June 30        March 31     December 31    September 31    June 30
(In millions)                                    2001           2001           2000           2000         2000
                                             ------------     ----------   -------------  ------------   -----------
Regulatory risk-based capital:
     Tier 1 capital......................      $  21,243       $  20,727     $  19,824      $  20,433     $  19,121
     Tier 2 capital......................          8,930           9,148         9,316          9,119         8,350
                                               ---------       ---------     ---------      ---------     ---------
     Total capital.......................      $  30,173       $  29,875     $  29,140      $  29,552     $  27,471
                                               =========       =========     =========      =========     =========
Total risk-weighted assets...............      $ 259,372       $ 266,077     $ 270,182      $ 272,095     $ 266,937
                                               =========       =========     =========      =========     =========

     In deriving Tier 1 and total capital, goodwill and other nonqualifying intangible assets are deducted as indicated:

                                                June 30       March 31       December 31     September 31    June 30
(In millions)                                    2001           2001             2000             2000        2000
                                               ----------     ---------      -----------     ------------   ---------
Goodwill.................................       $   824        $   841          $   858        $   876      $   894
Other nonqualifying intangibles..........           273            299              375            405          436
                                                -------        -------          -------        -------      -------
    Subtotal.............................         1,097          1,140            1,233          1,281        1,330
Qualifying intangibles...................           205            205              214            235          256
                                                -------        -------          -------        -------      -------
    Total intangibles....................       $ 1,302        $ 1,345          $ 1,447        $ 1,516      $ 1,586
                                                =======        =======          =======        =======      =======

Dividend Policy

     The Corporation's common stock dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain an adequate capital level and alternative investment opportunities. The common stock dividend payout ratio is targeted in the range of 25% - 30% of earnings over time. On July 17, 2001, the Corporation declared its quarterly common cash dividend of 21 cents per share, payable on October 1, 2001. The common stock dividend declared for the second quarter of 2000 was 42 cents per share. The decrease from the year-ago period reflects a 50% reduction of the quarterly dividend rate from 42 cents per share to 21 cents per share commencing in the third quarter of 2000.

Double Leverage

     Double leverage is the extent to which the Corporation's resources are used to finance investments in subsidiaries. Double leverage was 105% at June 30, 2001, 106% at March 31, 2001 and 108% at December 31, 2000. Trust Preferred Capital Securities of $2.790 billion for the first and second quarter of 2001 and $1.578 billion in the prior year quarter were included in capital for purposes of this calculation.

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

                          Consolidated Balance Sheets
                     BANK ONE CORPORATION and Subsidiaries

                                                                                       June 30        December 31      June 30
(Dollars in millions)                                                                    2001             2000           2000
                                                                                      -----------------------------------------
Assets
Cash and due from banks......................................................         $  18,453        $  17,291      $  16,470
Interest-bearing due from banks..............................................             2,106            5,210          7,649
Federal funds sold and securities under resale agreements....................            11,600            4,737         10,592
Trading assets...............................................................             7,177            2,788         10,681
Derivative product assets....................................................             3,145            2,322          3,278
Investment securities........................................................            49,732           50,561         38,288
Loans........................................................................           166,576          174,251        172,591
  Allowance for credit losses................................................            (4,229)          (4,110)        (2,983)
                                                                                     ----------       ----------     ----------
  Loans, net.................................................................           162,347          170,141        169,608
Premises and equipment, net..................................................             2,645            2,894          3,073
Customers' acceptance liability..............................................               343              402            544
Other assets.................................................................            14,864           12,954         12,526
                                                                                     ----------       ----------     ----------
                  Total assets...............................................          $272,412         $269,300       $272,709
                                                                                       ========         ========       ========
Liabilities
Deposits:
       Demand................................................................         $  30,662        $  30,738      $  29,055
       Savings...............................................................            66,974           63,414         63,722
       Time:
         Under $100,000......................................................            23,289           25,302         23,338
         $100,000 and over...................................................            20,973           22,656         19,832
       Foreign offices.......................................................            22,401           24,967         27,222
                                                                                      ---------        ---------      ---------
                  Total deposits.............................................           164,299          167,077        163,169
Federal funds purchased and securities under repurchase agreements...........            17,779           12,120         17,610
Other short-term borrowings..................................................            13,310           18,003         21,827
Long-term debt...............................................................            38,903           38,428         37,515
Guaranteed preferred beneficial interest in the Corporation's junior
subordinated debt............................................................             2,790            2,483          1,578
Acceptances outstanding......................................................               343              402            544
Derivative product liabilities...............................................             3,051            2,212          3,201
Other liabilities............................................................            12,486            9,940          8,445
                                                                                      ---------       ----------      ---------
                  Total liabilities..........................................           252,961          250,665        253,889
Stockholders' Equity
Preferred stock..............................................................               190              190            190
Common stock - $0.01 par value...............................................                12               12             12
Number of common shares (in thousands):                                                 6/30/01         12/31/00        6/30/00
                                                                                      ---------        ---------      ---------
        Authorized...................                                                 4,000,000        2,500,000      2,500,000
        Issued.......................                                                 1,181,382        1,181,386      1,181,386
Surplus......................................................................            10,329           10,487         10,605
Retained earnings............................................................             9,907            9,060          9,484
Accumulated other adjustments to stockholders' equity........................              (207)              (5)          (135)
Deferred compensation........................................................              (156)            (121)          (156)
Treasury stock, at cost, 13,587,000, 21,557,000, and 25,872,000 shares,                    (624)            (988)        (1,180)
                                                                                   ------------     ------------      ---------
respectively.................................................................
                  Total stockholders' equity.................................            19,451           18,635         18,820
                                                                                     ----------       ----------      ---------
                  Total liabilities and stockholders' equity.................          $272,412         $269,300      $ 272,709
                                                                                       ========         ========      =========

        The accompanying notes are an integral part of this statement.

                        Consolidated Income Statements
                     BANK ONE CORPORATION and Subsidiaries

                                                                                       Three Months Ended       Six Months Ended
                                                                                            June 30                 June 30
                                                                                       ------------------      ------------------
(In millions, except per share data)                                                    2001        2000        2001        2000
                                                                                       ------      ------      ------      ------
Net Interest Income:
     Interest income............................................................      $ 4,385    $   4,966     $9,306     $ 9,719
     Interest expense...........................................................        2,330        2,745      5,066       5,305
                                                                                      -------    ---------     ------     -------
         Total net interest income..............................................        2,055        2,221      4,240       4,414

Noninterest Income:
Non-deposit service charges.....................................................          431          363        842         752
Credit card revenue.............................................................          621          477      1,142       1,055
Service charges on deposits.....................................................          360          331        691         655
Fiduciary and investment management fees........................................          184          200        371         395
Investment securities gains (losses)............................................           69         (354)       (27)       (196)
Trading.........................................................................           61           (3)       126          61
Other income (losses)...........................................................           65         (726)       253        (613)
                                                                                      -------    ---------     ------     -------
         Total noninterest income...............................................        1,791          288      3,398       2,109
                                                                                      -------    ---------     ------     -------
         Total revenue, net of interest expense.................................        3,846        2,509      7,638       6,523

Provision for credit losses.....................................................          540        1,013      1,125       1,375

Salaries and employee benefits..................................................        1,012        1,132      1,994       2,230
Occupancy expense...............................................................          164          172        331         345
Equipment expense...............................................................          119          155        240         310
Outside service fees and processing.............................................          311          375        566         783
Marketing and development.......................................................          201          245        406         471
Telecommunications..............................................................           95           96        204         201
Other intangible amortization...................................................           19          317         39         356
Goodwill amortization...........................................................           18           18         35          35
Other...........................................................................          370          768        730       1,227
                                                                                      -------    ---------     ------     -------
         Total noninterest expense before merger and restructuring charges......        2,309        3,278      4,545       5,958
Merger-related and restructuring charges........................................           (3)         229         (3)        210
                                                                                      -------    ---------     ------     -------
         Total noninterest expense..............................................        2,306        3,507      4,542       6,168

Income (loss) before income taxes and cumulative effect of change in
  accounting principle..........................................................        1,000       (2,011)     1,971      (1,020)
Applicable income taxes (benefit)...............................................          292         (742)       584        (440)
                                                                                      ------     ---------     ------     -------
Income (loss) before cumulative effect of change in accounting principle........          708       (1,269)     1,387        (580)
Cumulative effect of change in accounting principle, net of taxes of $25........          (44)          --        (44)         --
                                                                                      -------    ---------     ------     -------
Net Income (Loss)...............................................................      $   664    $  (1,269)    $1,343     $  (580)
                                                                                      =======    =========     ======     =======
Net Income (Loss) Attributable to Common Stockholders' Equity...................      $   661    $  (1,272)    $1,337     $  (586)
                                                                                      =======    =========     ======     =======

Earnings (loss) per share before cumulative effect of change in accounting principle:
     Basic......................................................................      $  0.60    $  (1.11)     $ 1.18     $ (0.51)
                                                                                      =======    ========      ======     -------
     Diluted....................................................................      $  0.60    $  (1.11)     $ 1.18     $ (0.51)
                                                                                      =======    ========      ======     =======

Earnings (loss) per share:
     Basic......................................................................      $  0.57    $  (1.11)     $ 1.15     $ (0.51)
                                                                                      =======    ========      ======     -------
     Diluted....................................................................      $  0.56    $  (1.11)     $ 1.14     $ (0.51)
                                                                                      =======    ========      ======     =======

        The accompanying notes are an integral part of this statement.

                Consolidated Statement of Stockholders' Equity
                     BANK ONE CORPORATION and Subsidiaries

                                                                                   Accumulated
                                                                                      Other
                                                                                   Adjustments
                                                                                        to                                Total
                                              Preferred Common          Retained  Stockholders'   Deferred   Treasury  Stockholders'
(In millions)                                   Stock   Stock  Surplus  Earnings     Equity     Compensation   Stock      Equity
                                              --------------------------------------------------------------------------------------
Balance--December 31, 1999                       $190    $12   $10,799  $11,037      $(263)        $(118)    $(1,567)     $20,090
Net income (loss).........................                                 (580)                                             (580)
Change in fair value, investment securities--
  available for sale, net of taxes........                                             127                                    127
  Translation gain, net of hedge results                                                 1                                      1
and taxes.................................
                                                                        -------      -----                                -------
Net income and changes in accumulated other
  adjustments to stockholders' equity.....                                 (580)       128                                   (452)
Cash dividends declared:
  Common stock............................                                 (967)                                             (967)
  Preferred stock.........................                                   (6)                                               (6)
Issuance of stock.........................                        (129)                                          423          294
Purchase of common stock..................                                                                       (17)         (17)
Employee Stock Program....................                         (59)                                                       (59)
Awards granted, net of forfeitures and                                                               (70)                     (70)
amortization..............................
Other.....................................                          (6)                               32         (19)           7
                                                 ----    ---   -------  -------      -----         -----     -------      -------
Balance--June 30, 2000                           $190    $12   $10,605  $ 9,484      $(135)        $(156)    $(1,180)     $18,820
                                                 ====    ===   =======  =======      =====         =====     =======      =======

Balance--December 31, 2000                       $190    $12   $10,487  $ 9,060      $  (5)        $(121)    $  (988)     $18,635
Net income................................                                1,343                                             1,343
Change in fair value, investment
securities--
  available for sale, net of taxes........                                             (62)                                   (62)
Change in fair value of cash-flow type hedge
  derivative securities net of taxes......                                            (137)                                  (137)
Translation loss, net of hedge results and
taxes.....................................                                              (3)                                    (3)
Net income  and changes in accumulated other
                                                                        -------      -----                                -------
  adjustments to stockholders' equity.....                                1,343       (202)                                 1,141
Cash dividends declared:
  Common stock............................                                 (490)                                             (490)
  Preferred stock.........................                                   (6)                                               (6)
Issuance of stock.........................                      (159)                                            364          205
Awards granted, net of forfeitures and
amortization..............................                                                           (35)                     (35)
Other.....................................                           1                                                          1
                                                 ----    ---   -------  -------      -----         -----     -------      -------
Balance--June 30, 2001 ....................      $190    $12   $10,329  $ 9,907      $(207)        $(156)    $  (624)     $19,451
                                                 ====    ===   =======  =======      =====         =====     =======      =======

        The accompanying notes are an integral part of this statement.

                     Consolidated Statement of Cash Flows
                     BANK ONE CORPORATION and Subsidiaries

                                                                                                          Six Months Ended
                                                                                                                June 30
                                                                                                        -----------------------
(In millions)                                                                                             2001           2000
                                                                                                       ----------     ----------
Cash Flows from Operating Activities

Net income(loss)...................................................................................    $    1,343     $    (580)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
     Depreciation and amortization.................................................................           276           602
     Cumulative effect of accounting change........................................................            69            --
     Provision for credit losses...................................................................         1,125         1,375
     Investment securities losses..................................................................            27           196
     Net decrease (increase) in net derivative product assets......................................           153           (37)
     Net (increase) decrease in trading assets.....................................................        (4,389)        3,798
     Net (increase) decrease in other assets.......................................................        (1,634)         (478)
     Net increase (decrease) in other liabilities..................................................         2,583           (24)
     Merger-related and restructuring charges......................................................             3           210
     Other operating adjustments...................................................................          (638)          215
                                                                                                       ----------     ---------

Net cash (used in) provided by operating activities................................................        (1,082)        5,277

Cash Flows from Investing Activities
Net increase in federal funds sold and securities under resale agreements..........................        (6,863)         (810)
Securities available for sale:
    Purchases......................................................................................       (31,102)      (25,667)
    Maturities.....................................................................................        14,770         4,509
    Sales..........................................................................................        11,046        22,520
Credit card receivables securitized................................................................         3,845            --
Net decrease (increase) in loans ..................................................................         8,496        (8,228)
Loan recoveries....................................................................................           177           136
Additions to premises and equipment................................................................           (87)           --
Proceeds from sales of premises and equipment......................................................            47            --
All other investing activities, net................................................................           442           (13)
                                                                                                       ----------     ---------

Net cash provided by (used in) investing activities................................................           771        (7,553)

Cash Flows from Financing Activities
Net (decrease) increase in deposits................................................................        (2,805)          805
Net increase (decrease) in federal funds purchased and securities under repurchase agreements......         5,659        (1,110)
Net (decrease) increase in other short-term borrowings.............................................        (4,693)          616
Proceeds from issuance of long-term debt...........................................................         7,072         7,392
Repayment of long-term debt........................................................................        (6,858)       (3,919)
Cash dividends paid................................................................................          (495)         (489)
Proceeds from issuance of trust preferred capital securities ......................................           300            --
Proceeds from issuance of common and treasury stock................................................           139            72
All other financing activities, net................................................................            12           199
                                                                                                       ----------     ---------

Net cash (used in) provided by financing activities................................................        (1,669)        3,566
Effect of Exchange Rate Changes on Cash and Cash Equivalents.......................................            38           108
                                                                                                       ----------     ---------

Net (Decrease) Increase in Cash and Cash Equivalents...............................................        (1,942)        1,398
Cash and Cash Equivalents at Beginning of Period...................................................        22,501        22,721
                                                                                                       ----------     ---------

Cash and Cash Equivalents at End of Period.........................................................    $   20,559     $  24,119
                                                                                                       ==========     =========

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

Note 2--New and Pending Accounting Pronouncements

Accounting for Transfers and Servicing of Financial Assets and Liabilities

     Effective April 1, 2001, the Corporation adopted SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Liabilities" ("SFAS No. 140"). On July 23, 2001, the FASB issued a Technical Bulletin that will delay the effective date of certain provisions of SFAS No. 140 relating to isolation in bankruptcy for banks subject to FDIC receivership and for certain other financial institutions. For these entities, the isolation provisions would be effective for transfers of financial assets occurring after December 31, 2001, except for transfers involving revolving credits such as credit card securitizations. An additional transition period was granted for securitizations involving revolving credits that ends three months after the earliest date at which sufficient approvals can be obtained to permit the necessary changes to existing master trusts to meet the isolation provisions, but in no event extend later than June 30, 2006. The new standard also provides revised guidance for an entity to be considered a qualifying special purpose entity ("QSPE") and requires additional disclosures concerning securitization activities and collateral. The impact of adopting SFAS No. 140 was not significant to the Corporation's financial position or net income.

Accounting for Derivative Instruments and Hedging Activities

     Effective January 1, 2001, the Corporation adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133")", as amended. The new standard significantly changed the accounting treatment for interest rate and foreign exchange derivatives the Corporation uses in its asset and liability management activities. The Corporation's accounting for derivatives used in trading activities has not changed as the result of SFAS No. 133. Hedging derivatives are now recognized on the balance sheet at fair value as either assets or liabilities. Hedge ineffectiveness, if any, is calculated and recorded in current earnings. The accounting for the effective portion of the change in value of a hedging derivative is based on the nature of the hedge. See "Derivative Financial Instruments" on page 37 for detailed information on the Corporation's strategy in using derivative instruments in its asset and liability management and trading activities, as well as the new accounting principles and disclosure for derivative instruments pursuant to SFAS No. 133.

Recognition and Impairment of Certain Investments

     Effective April 1, 2001, the Corporation adopted Emerging Issues Task Force
(EITF) Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" ("EITF No. 99-20"). Under EITF No. 99-20, impairment on certain beneficial interests in securitized assets must be recognized when the asset's fair value is below its carrying value and there has been an adverse change in estimated cash flows. The effect of adopting EITF No. 99-20 was a one-time, non-cash charge to earnings of $44 million after-tax ($69 million pre-tax) or $0.04 per diluted share. This charge has been presented as a cumulative effect of a change in accounting principle in the income statement. The securities impacted by EITF No. 99-20 primarily involved collateralized debt obligations held by the Corporate Investments line of business.

Business Combinations and Goodwill and Other Intangible Assets

     In July 2001, SFAS No. 141, "Business Combinations" ("SFAS No. 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") were issued. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. SFAS No. 142 is effective January 1, 2002 for calendar year companies, however, any acquired goodwill or intangible assets recorded in transactions closed subsequent to June 30, 2001 will be subject immediately to the nonamortization and amortization provisions of SFAS No. 142. As required under SFAS No. 142, the Company will discontinue the amortization of goodwill with an expected net carrying value of $789 million at the date of adoption and annual amortization of $70 million that resulted from business combinations prior to the adoption of SFAS No. 141. However, the Company continues to evaluate the additional effect, if any, that adoption of SFAS No. 141 and SFAS No. 142 will have on the Company's consolidated financial statements.

Note 3--Earnings per Share

     Basic EPS is computed by dividing income available to common stockholders by the average number of common shares outstanding for the period. Except when the effect would be antidilutive, the diluted EPS calculation includes shares that could be issued under outstanding stock options and the employee stock purchase plan, and common shares that would result from the conversion of convertible preferred stock.

--------------------------------------------------------------------------------------------------------------
                                                                    Three Months Ended        Six Months Ended
                                                                          June 30                 June 30
(In millions, except per share data)                                 2001         2000        2001        2000
--------------------------------------------------------------------------------------------------------------
Basic:
Income before cumulative effect of accounting change..........     $  708      $(1,269)     $1,387     $ (580)
    Cumulative effect of accounting change....................        (44)          --         (44)        --
                                                                   ------      -------      ------     ------
    Net income (loss).........................................        664       (1,269)      1,343       (580)
    Preferred stock dividends.................................         (3)          (3)         (6)        (6)
                                                                   ------      --------     ------     ------
    Net income (loss) attributable to common stockholder
     equity...................................................     $  661      $(1,272)     $1,337     $ (586)
                                                                   ======      =======      ======     ======
Diluted:
Income before cumulative effect of accounting change..........     $  708      $(1,269)     $1,387     $ (580)
    Cumulative effect of accounting change....................        (44)          --         (44)        --
                                                                   ------      -------      ------     ------
    Net income (loss).........................................        664       (1,269)      1,343       (580)
    Preferred stock dividends.................................         (3)          (3)         (6)        (6)
                                                                   ------      --------     ------     ------
    Diluted income (loss) available to common stockholders....     $  661      $(1,272)     $1,337     $ (586)
                                                                   ======      =======      ======     ======

Average shares outstanding....................................      1,166        1,153       1,165      1,150
Dilutive shares:
    Stock options.............................................         10            -           9          -
                                                                   ------      -------      ------     ------

Average shares outstanding assuming full dilution.............      1,176        1,153       1,174      1,150
                                                                   ======      =======      ======     ======

Earnings (loss) per share before cumulative effect of change in accounting principle:
    Basic.....................................................     $  0.60     $  (1.11)    $  1.18    $(0.51)
                                                                   =======     ========     =======    ======
    Diluted...................................................     $  0.60     $  (1.11)    $  1.18    $(0.51)
                                                                   =======     ========     =======    ======

Earnings (loss) per share:
    Basic.....................................................     $ 0.57      $  (1.11)    $  1.15    $(0.51)
                                                                   ======      ========     =======    ======
    Diluted...................................................     $ 0.56      $  (1.11)    $  1.14    $(0.51)
                                                                   ======      ========     =======    ======
--------------------------------------------------------------------------------------------------------------

Note 4--Acquisition

     On July 27, 2001, the Corporation completed its cash purchase of Wachovia Corporation's ("Wachovia") approximately $7.5 billion portfolio of consumer credit card receivables. The acquisition will be accounted for under the provisions of SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and other Intangible Assets. The portfolio includes 2.6 million active customer accounts. There are two components to the transaction. The first component is the primary portfolio of $6.2 billion in receivables of card holders who are not customers of Wachovia's retail bank. The second component is the agent bank portfolio of $1.3 billion. The transaction includes an agent bank relationship under which Wachovia will offer its branded credit cards to retail customers, with servicing provided by First USA. Flexibility and protections exist for both parties to adapt the relationship to changes in circumstances

Note 5--Second Quarter 2000 Restructuring Charge

     Actions under this restructuring plan have been completed, with only payments of identified obligations remaining, which consist primarily of lease obligations. Unpaid amounts totaled $82 million as of June 30, 2001, and will be paid as required over the contract period.

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

     Data presented in the line of business tables prior to the caption entitled "Financial Performance" are included in the "Business Segments" section (see pages 2 - 24 for details).

Note 7--Interest Income and Interest Expense

     Details of interest income and expense are as follows:

                                                                           Three Months Ended      Six Months Ended
                                                                                June 30                June 30
                                                                          -------------------    ---------------------
(In millions)                                                               2001       2000        2001         2000
                                                                          --------   --------    --------     --------
Interest Income
Loans, including fees................................................     $ 3,395    $ 3,750     $ 7,197      $ 7,346
Bank balances........................................................          36        131         106          233
Federal funds sold and securities under resale agreements............         136        145         251          269
Trading assets.......................................................          85        100         168          201
Investment securities................................................         733        840       1,584        1,670
                                                                           ------    -------     -------      -------
         Total.......................................................       4,385      4,966       9,306        9,719

Interest Expense
Deposits.............................................................       1,312      1,487       2,832        2,876
Federal funds purchased and securities under repurchase agreements...         177        281         408          547
Other short-term borrowings..........................................         198        307         481          605
Long-term debt.......................................................         643        670       1,345        1,277
                                                                          -------    -------     -------      -------
         Total.......................................................       2,330      2,745       5,066        5,305
                                                                           ------    -------     -------      -------

Net Interest Income..................................................       2,055      2,221       4,240        4,414
Provision for credit losses..........................................         540      1,013       1,125        1,375
                                                                          -------    -------     -------      -------
Net Interest Income After Provision for Credit Losses................     $ 1,515    $ 1,208     $ 3,115      $ 3,039
                                                                          =======    =======     =======      =======

Note 8--Fair Value of Financial Instruments

     The carrying values and estimated fair values of financial instruments as of June 30, 2001 have not materially changed on a relative basis from the carrying values and estimated fair values of financial instruments disclosed as of December 31, 2000.

Note 9--Guaranteed Preferred Beneficial Interest in the Corporation's Junior Subordinated Debt

     As of June 30, 2001 the Corporation has sponsored nine trusts with a total aggregate issuance of $2.790 billion in trust preferred securities as follows:

                                        Trust Preferred                          Junior Subordinated Debt Owned by Trust
                           ---------------------------------------------- -------------------------------------------------------
                                                Initial                    Initial
                                              Liquidation   Distribution  Principal                               Redeemable
  (Dollars in millions)      Issuance Date      Value           Rate       Amount          Maturity               Beginning
                           ------------------- ----------- -------------- ---------- --------------------   ----------------------
Capital V..............      January 30, 2001      $300     8.00%           $309.3   January 30, 2031       January 30, 2006
Capital IV.............      August 30, 2000        160     3-mo LIBOR       164.9   September 1, 2030      See (1) below.
                                                            plus 1.50%
Capital III............      August 30, 2000        475     8.75%            489.7   September 1, 2030      See (1) below.
Capital  II............      August 8, 2000         280     8.50%            288.7   August 15, 2030        August 15, 2005
Capital   I............      September 20, 1999     575     8.00%            593     September 15, 2029     September 20, 2004
First Chicago
 NBD Capital 1.........      January 31, 1997       250     3-mo LIBOR
                                                            plus 0.55%       258     February 1, 2027       February 1, 2007
First USA
 Capital Trust I (2)...      December 20, 1996      200     9.33%            206.2   January 15, 2027       January 15, 2007
First Chicago
 NBD Institutional
 Capital A.............      December 3, 1996       500     7.95%            515     December 1, 2026       December 1, 2006
First Chicago
 NBD Institutional
 Capital B.............      December 5, 1996       250     7.75%            258     December 1, 2026       December 1, 2006

---------
(1) Redeemable at any time subject to approval by the Federal Reserve Board.
(2) The Corporation paid a premium of $36 million to repurchase $193 million of these securities in 1997.

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

Note 10--Supplemental Disclosures for Accumulated Other Adjustments to Stockholders' Equity

     Accumulated other adjustments to stockholders' equity is as follows:


(In millions)                                                                               June 30, 2001         June 30, 2000
                                                                                          -----------------     -----------------
Fair value adjustment on investment securities--available for sale:
   Balance, beginning of period........................................................        $  (15)               $ (271)
   Change in fair value, net of taxes of $34 and $56, for the six months ended.........           (49)                 (115)
     June 30, 2001 and 2000, respectively...........................................
   Reclassification adjustment, net of taxes of $8 and $(140), for the six months
     ended June 30, 2001 and 2000, respectively........................................           (13)                  242
                                                                                               -------               ------
   Balance, end of period..............................................................           (77)                 (144)

Fair value adjustment on derivative instruments--cash flow type hedges:
   Balance, beginning of period........................................................            --                    --
   Transition adjustment at January 1, 2001, net of taxes of $56.......................           (98)                   --
   Net change in fair value associated with current period hedging activities, net of
     taxes of $39, for the six months ended June 30, 2001..............................           (71)                   --
   Net reclassification into earnings, net of taxes of $17, for the six months ended
     June 30, 2001.....................................................................            32                    --
                                                                                               ------                ------
   Balance, end of period..............................................................          (137)                   --

 Accumulated translation adjustment:
   Balance, beginning of period........................................................            10                     8
   Translation gain (losses), net of hedge results and taxes...........................            (3)                    1
                                                                                               ------                ------
   Balance, end of period..............................................................             7                     9
                                                                                               ------                ------
Total accumulated other adjustments to stockholders' equity............................        $ (207)               $ (135)
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

Note 12--Investment Securities

     The following table is a summary of the available for sale investment portfolio:

                                                                     Gross Unrealized    Gross Unrealized     Fair Value
June 30, 2001 (In millions)                         Amortized Cost        Gains                Losses        (Book Value)
                                                   -----------------------------------------------------------------------
U.S. Treasury..................................       $ 1,602             $  5                $ (29)           $ 1,578
U.S. government agencies.......................        20,469               15                 (141)            20,343
States and political subdivisions..............         1,293               31                   (6)             1,318
Interests in credit card securitized receivables       16,985               80                   --             17,065
Other debt securities..........................         5,490               23                  (82)             5,431
Equity securities (1)..........................         2,237               20                  (31)             2,226
                                                      -------             ----                ------           -------
Total available for sale securities                   $48,076             $174                $(289)            47,961
                                                      =======             ====                ======
Venture capital and other investments (2)......                                                                  1,771
                                                                                                               -------
         Total investment securities...........                                                                $49,732
                                                                                                               =======

---------
(1) The fair values of certain securities for which market quotations were not available were estimated.
(2) The fair values of certain securities reflect liquidity and other market-related factors, and includes investments accounted for at fair value consistent with specialized industry practice.

                        Selected Statistical Information
                      BANK ONE CORPORATION and Subsidiaries

Average Balances/Net Interest Margin/Rates

------------------------------------------------------------------------------------------------------------------------------------
Three Months Ended                                                      June 30, 2001                      March 31, 2001

------------------------------------------------------------- ----------------------------------------------------------------------
(Income and rates on tax-equivalent basis)                       Average               Average      Average                Average
(Dollars in millions)                                            Balance    Interest     Rate       Balance     Interest     Rate
------------------------------------------------------------- ----------------------------------------------------------------------
Assets
Short-term investments......................................    $ 15,050     $  172      4.58%     $ 12,221       $  185      6.14%
Trading assets..............................................       7,276         85      4.69         5,703           83      5.90
Investment securities:
    U.S. government and federal agencies....................      20,013        314      6.29        19,327          302      6.34
    States and political subdivisions.......................       1,265         23      7.29         1,269           24      7.67
    Other...................................................      26,227        413      6.32        30,141          544      7.32
                                                                --------     ------   -------      --------       ------     -----
       Total investment securities..........................      47,505        750      6.33        50,737          870      6.95

Loans: (1) .................................................     169,140      3,408      8.08       173,677        3,816      8.91
                                                                --------     ------   -------      --------       ------     -----
       Total earning assets (2).............................     238,971     $4,415      7.41%      242,338       $4,954      8.29%
                                                                             ======     =====                     ======     =====
Allowance for credit losses.................................      (4,255)                            (4,216)
Other assets................................................      33,543                             31,392
                                                                --------                           --------
       Total assets.........................................    $268,259                           $269,514
                                                                ========                           ========

Liabilities and Stockholders' Equity
Deposits-interest-bearing:
    Savings.................................................    $ 15,888     $   45      1.14%     $ 15,491       $   51      1.34%
    Money market............................................      48,914        330      2.71        47,006          384      3.31
    Time....................................................      45,649        688      6.05        47,267          743      6.38
    Foreign offices (3).....................................      22,782        249      4.38        24,081          342      5.76
                                                                --------     ------     -----      --------       ------     -----
       Total deposits-interest-bearing......................     133,233      1,312      3.95       133,845        1,520      4.61
Federal funds purchased and securities under repurchase
    agreements..............................................      16,890        177      4.20        17,129          231      5.47
Other short-term borrowings.................................      15,024        198      5.26        18,252          283      6.29
Long-term debt (4)..........................................      42,191        643      6.11        41,781          702      6.81
                                                                --------     ------     -----      --------       ------     -----
       Total interest-bearing liabilities...................     207,338     $2,330      4.51%      211,007       $2,736      5.26%
                                                                             ======     =====                     ======     =====
Demand deposits.............................................      28,575                             26,827
Other liabilities...........................................      13,039                             12,675
Preferred stock.............................................         190                                190
Common stockholders' equity.................................      19,117                             18,815
                                                                --------                           --------
       Total liabilities and stockholders' equity...........    $268,259                           $269,514
                                                                ========                           ========

Interest income/earning assets (2)..........................                 $4,415      7.41%                    $4,954      8.29%
Interest expense/earning assets.............................                  2,330      3.91                      2,736      4.58
                                                                             ------     -----                     ------     -----
Net interest margin.........................................                 $2,085      3.50%                    $2,218      3.71%
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

---------------------------------------------------------------------------------------------------------------------
          December 31, 2000                      September 30, 2000                        June 30, 2000
---------------------------------------------------------------------------------------------------------------------
   Average                  Average     Average                     Average       Average                  Average
   Balance      Interest     Rate       Balance       Interest        Rate        Balance      Interest     Rate
---------------------------------------------------------------------------------------------------------------------
   $ 16,272      $  272      6.65%      $ 18,673      $  306         6.52%        $ 17,356      $  276       6.40%
      6,140         101      6.54          8,252         138         6.65            6,442         100       6.24

     14,765         228      6.14         12,163         212         6.93           15,074         260       6.94
      1,283          25      7.75          1,308          25         7.60            1,398          27       7.77
     29,485         620      8.37         28,861         603         8.31           29,813         575       7.76
   --------      ------    ------       --------      ------       ------         --------      ------     ------
     45,533         873      7.63         42,332         840         7.89           46,285         862       7.49

    175,588       3,961      8.97        173,259       3,935         9.04          170,743       3,764       8.87
   --------      ------    ------       --------      ------       ------         --------      ------     ------
    243,533      $5,207      8.51%       242,516      $5,219         8.56%         240,826      $5,002       8.35%
     (3,499)     ======     =====         (3,036)     ======        =====           (2,531)     ======      =====
     33,319                               33,534                                    34,528
   --------                             --------                                  --------
   $273,353                             $273,014                                  $272,823
   ========                             ========                                  ========




   $ 15,543      $   57      1.46%      $ 16,287      $   62         1.51%        $ 16,973      $   60       1.42%
     47,084         429      3.62         47,080         419         3.54           48,450         410       3.40
     47,480         759      6.36         45,906         728         6.31           41,946         609       5.84
     25,950         397      6.09         26,228         410         6.22           28,848         408       5.69
   --------      ------    ------       --------      ------       ------          --------     ------     ------
    136,057       1,642      4.80        135,501       1,619         4.75          136,217       1,487       4.39

     18,564         284      6.09         19,331         311         6.40           18,632         281       6.07
     17,833         292      6.51         18,933         319         6.70           19,248         307       6.41
     41,395         742      7.13         41,018         728         7.06           38,642         670       6.97
   --------      ------     -----       --------      ------       ------         --------      ------     ------
    213,849      $2,960      5.51%       214,783      $2,977         5.51%         212,739      $2,745       5.19%
     27,194      ======     =====         26,456      ======        =====           27,692      ======      =====
     12,943                               12,706                                    12,503
        190                                  190                                       190
     19,177                               18,879                                    19,699
   --------                             --------                                  --------
   $273,353                             $273,014                                  $272,823
   ========                             ========                                  ========

                 $5,207      8.51%                    $5,219         8.56%                      $5,002       8.35%
                  2,960      4.84                      2,977         4.88                        2,745       4.58
                 ------     -----                     ------        -----                       ------      -----
                 $2,247      3.67%                    $2,242         3.68%                      $2,257       3.77%
                 ======     =====                     ======        =====                       ======      =====

                       Selected Statistical Information
                     Bank One Corporation And Subsidiaries

Average Balances/Net Interest Margin/Rates

------------------------------------------------------------------------------------------------------------------------------------
Six Months Ended                                                        June 30, 2001                       June 30, 2000
------------------------------------------------------------   ---------------------------------------------------------------------
(Income and rates on tax-equivalent basis)                       Average              Average      Average                 Average
(Dollars in millions)                                            Balance   Interest     Rate       Balance      Interest     Rate
------------------------------------------------------------   ---------------------------------------------------------------------
Assets
Short-term investments......................................   $ 13,644     $   358     5.29%     $  16,404      $   502     6.15%
Trading assets..............................................      6,494         167     5.19          6,676          200     6.02
Investment securities:
    U.S. government and federal agencies....................     19,672         616     6.31         15,357          518     6.78
    States and political subdivisions.......................      1,267          47     7.48          1,440           55     7.68
    Other...................................................     28,173         957     6.85         30,110        1,139     7.61
                                                               --------     -------     ----      ---------      -------     ----
       Total investment securities..........................     49,112       1,620     6.65         46,907        1,712     7.34

Loans: (1) .................................................    171,395       7,225     8.50        169,083        7,376     8.77
                                                               --------     -------     ----      ---------      -------     ----
       Total earning assets (2).............................    240,645     $ 9,370     7.85%       239,070      $ 9,790     8.24%
                                                                            =======     ====                     =======     ====
Allowance for credit losses.................................     (4,235)                             (2,449)
Other assets................................................     32,473                              34,149
                                                               --------                           ---------
       Total assets.........................................   $268,883                           $ 270,770
                                                               ========                           =========

Liabilities and Stockholders' Equity
Deposits-interest-bearing:
    Savings.................................................   $ 15,691     $    96     1.23%     $  16,957      $   121     1.43%
    Money market............................................     47,965         714     3.00         48,028          810     3.39
    Time....................................................     46,454       1,431     6.21         40,382        1,159     5.77
    Foreign offices (3).....................................     23,427         591     5.09         29,146          786     5.42
                                                               --------     -------     ----      ---------      -------     ----
       Total deposits-interest-bearing......................    133,537       2,832     4.28        134,513        2,876     4.30
Federal funds purchased and securities under repurchase
    agreements..............................................     17,009         408     4.84         18,974          547     5.80
Other short-term borrowings.................................     16,629         481     5.83         19,580          605     6.21
Long-term debt (4)..........................................     41,987       1,345     6.46         37,563        1,277     6.84
                                                               --------     -------     ----      ---------      -------     ----
       Total interest-bearing liabilities...................    209,162     $ 5,066     4.88%       210,630      $ 5,305     5.06%
                                                                            =======     ====                     =======     ====
Demand deposits.............................................     27,706                              27,806
Other liabilities...........................................     12,858                              12,404
Preferred stock.............................................        190                                 190
Common stockholders' equity.................................     18,967                              19,740
                                                               --------                           ---------
       Total liabilities and stockholders' equity...........   $268,883                           $ 270,770
                                                               ========                           =========

Interest income/earning assets (2)..........................                $ 9,370     7.85%                    $ 9,790     8.24%
Interest expense/earning assets.............................                  5,066     4.24                       5,305     4.47
                                                                            -------     ----                     -------     ----
Net interest margin.........................................                $ 4,304     3.61%                    $ 4,485     3.77%
                                                                            =======     ====                     =======     ====

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

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

(Mark One)

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 2001
                                             -------------

                                       OR

         [_]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _____________ to _____________

              Commission file number  001-15323
                                      ---------

                                     BANK ONE CORPORATION
              -----------------------------------------------------------------
                    (exact name of registrant as specified in its charter)


                          DELAWARE                               31-0738296
              -----------------------------------------------------------------
              (State or other jurisdiction of                  (I.R.S. Employer
               incorporation or organization)                Identification No.)

              1 BANK ONE PLAZA   CHICAGO, ILLINOIS                        60670
              -----------------------------------------------------------------
                            (Address of principal executive offices)
                                        (Zip Code)

                                       312-732-4000
              -----------------------------------------------------------------
                     (Registrant's telephone number, including area code)



              -----------------------------------------------------------------
              (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
    ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 2001.


          Class                                     Number of Shares Outstanding
----------------------------                        ----------------------------
Common Stock $0.01 par value                               1,167,967,503

                        Form 10-Q Cross-Reference Index

                        PART I - FINANCIAL INFORMATION
                        ------------------------------


ITEM 1.  Financial Statements
-----------------------------
                                                                            Page
                                                                            ----
            Consolidated Balance Sheets-
            June 30, 2001 and 2000, and December 31, 2000                     44

            Consolidated Income Statements -
            Three months ended June 30, 2001 and 2000
            Six months ended June 30, 2001 and 2000                           45

            Consolidated Statements of Stockholders' Equity -
            Six months ended June 30, 2001 and 2000                           46

            Consolidated Statements of Cash Flows -
            Six months ended June 30, 2001 and 2000                           47

            Notes to Consolidated Financial Statements                        48

            Selected Statistical Information                                  55

ITEM 2.  Management's Discussion and Analysis of Financial
----------------------------------------------------------
         Condition and Results of Operations                              2 - 43
         -----------------------------------


                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 1.  Legal Proceedings                                                    60
--------------------------

ITEM 2.  Changes in Securities                                                60
------------------------------

ITEM 3.  Defaults Upon Senior Securities                                      60
----------------------------------------

ITEM 4.  Submission of Matters to a Vote of Security Holders                  60
------------------------------------------------------------

ITEM 5.  Other Information                                                    61
--------------------------

ITEM 6.  Exhibits and Reports on Form 8-K                                     61
-----------------------------------------

Signatures                                                                    62

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

ITEM 1.  Legal Proceedings
--------------------------
            None

ITEM 2.  Changes in Securities
------------------------------
            None

ITEM 3.  Defaults Upon Senior Securities
----------------------------------------
            Not applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

BANK ONE CORPORATION held its Annual Meeting of Stockholders on Tuesday, May 15, 2001. A total of 986,403,417 shares were represented in person or by proxy, or nearly 85% of the total shares outstanding.

1. Proposal 1--Stockholders elected the fourteen Director nominees named in the Proxy Statement. Each of the nominees received more than 967 million votes, in excess of 98% of the shares voted at the meeting. The particulars are:

       Name                                          For                                Withheld
       ----                                          ---                                --------
       John H. Bryan                                 973,001,031                        13,402,386
       James S. Crown                                973,117,545                        13,285,872
       James Dimon                                   973,700,571                        12,702,846
       Maureen A. Fay, O.P.                          972,406,379                        13,997,038
       John R. Hall                                  967,381,142                        19,022,275
       Laban P. Jackson, Jr.                         972,744,318                        13,659,099
       John W. Kessler                               972,601,935                        13,801,482
       Richard A. Manoogian                          973,011,030                        13,392,387
       William T. McCormick, Jr.                     968,171,803                        18,231,614
       Heidi G. Miller                               969,037,285                        17,366,132
       David C. Novak                                973,439,032                        12,964,385
       John W. Rogers, Jr.                           973,412,108                        12,991,309
       Frederick P. Stratton, Jr.                    968,117,601                        18,285,816
       Robert D. Walter                              973,414,426                        12,988,991

2. Proposal 2--the ratification of the appointment of KPMG LLP as Bank One's independent auditor for 2001--received votes as follows:

                FOR:       975,621,289      (98.907% of the shares present and entitled to vote on the proposal)
                           -----------       ------

              AGAINST:     5,469,036        (0.554% of the shares present and entitled to vote on the proposal)
                           ---------         -----

              ABSTAIN:     5,313,092        (0.539% of the shares present and entitled to vote on the proposal)
                           ---------         -----

3. Proposal 3--approval of an amendment to Bank One's Restated Certificate of Incorporation to increase the number of shares of authorized common stock--received votes as follows:

                FOR:       904,601,308      (91.707% of the shares  present and  entitled  to vote on the  proposal  and 77.627%
                           -----------       ------                                                                      ------
                                            of the total shares outstanding)

              AGAINST:     73,954,422       (7.497%  of the shares  present  and  entitled  to vote on the  proposal  and 6.346%
                           ----------        -----                                                                        -----
                                            of the total shares outstanding)

              ABSTAIN:     7,847,687        (0.796%  of the shares  present  and  entitled  to vote on the  proposal  and 0.673%
                           ---------         -----                                                                        -----
                                            of the total shares outstanding)

4. Proposal 4--approval of the performance goals under Bank One's Stock Performance Plan--received votes as follows:


                FOR:       915,654,440      (92.828% of the shares present and entitled to vote on the proposal)
                           -----------       ------

              AGAINST:     59,548,790       (6.037% of the shares present and entitled to vote on the proposal)
                           ----------        -----

              ABSTAIN:     11,200,187       (1.135% of the shares present and entitled to vote on the proposal)
                           ----------        -----

5. Proposal 5--approval of the performance goals under Bank One's Planning Group Annual Incentive Plan--received votes as follows:

                FOR:       914,622,135      (92.723% of the shares present and entitled to vote on the proposal)
                           -----------       ------

              AGAINST:     60,086,566       (6.091% of the shares present and entitled to vote on the proposal)
                           ----------        -----

              ABSTAIN:     11,694,716       (1.186% of the shares present and entitled to vote on the proposal)
                           ----------        -----

ITEM 5.  Other Information
--------------------------
             None

ITEM 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

    (a)   Exhibit 12 - Statement re computation of ratio.

    (b) The Registrant filed the following Current Reports on Form 8-K during the quarter ended June 30, 2001.

             Date        Item Reported
            ------       -------------

            4/9/01 The Registrant's press release announcing the purchase of Wachovia Corporation's consumer credit card portfolio.

            4/17/01 The Registrant's press release announcing 2001 first quarter earnings.

            6/6/01 The Registrant's June 5 press release commenting on 2001 second quarter earnings.

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    BANK ONE CORPORATION
                                                    --------------------


Date           August 14, 2001                            /s/ James Dimon
       -------------------------------              ----------------------------
                                                             James Dimon
                                                    Principal Executive Officer


Date           August 14, 2001                          /s/ Charles W. Scharf
       -------------------------------              ----------------------------
                                                          Charles W. Scharf
                                                    Principal Financial Officer


Date           August 14, 2001                         /s/ William J. Roberts
       -------------------------------              ----------------------------
                                                         William J. Roberts
                                                    Principal Accounting Officer

                             BANK ONE CORPORATION


                                 EXHIBIT INDEX
                                 -------------


Exhibit Number                           Description of Exhibit
--------------                           ----------------------


     12   - Statement re computation of ratio.


     99   - Minutes of Bank One Corporation Annual Meeting of Stockholders,
            Tuesday, May 15, 2001.