Form 10-Q
period 2001-09-30
BANK ONE CORP
filed 2001-11-14
CIK 1067092

BANK ONE CORPORATION
Financial Supplement and Form 10-Q

Contents                                                                    Page
--------                                                                    ----
Five-Quarter Summary of Selected Financial Information                         1


Business Segments                                                              2


Consolidated Results                                                          19


Risk Management                                                               23

         Liquidity Risk Management                                            23

         Market Risk Management                                               23

         Credit Risk Management                                               25

         Operating Risk Management                                            25

Credit Portfolio Composition                                                  25


Asset Quality                                                                 28


Derivative Financial Instruments                                              31


Loan Securitizations                                                          33


Capital Management                                                            34


Forward-Looking Statements                                                    36


Consolidated Financial Statements                                             38


Notes to Consolidated Financial Statements                                    42


Selected Statistical Information                                              51

Form 10-Q                                                                     52

             Five-Quarter Summary of Selected Financial Information
                      BANK ONE CORPORATION and Subsidiaries

                                                                                          Three Months Ended
                                                                 September 30     June 30     March 31   December 31  September 30
(In millions, except per share data)                                2001           2001         2001        2000          2000
                                                                 ------------  -----------   ----------  -----------  ------------
 Income Statement Data:
 Total revenue, net of interest expense ...............          $   4,016     $   3,846     $   3,792     $   3,461     $   3,942
 Net interest income-fully taxable-equivalent ("FTE")
  basis ...............................................              2,193         2,085         2,218         2,247         2,242
 Noninterest income ...................................              1,853         1,791         1,607         1,247         1,734
 Provision for credit losses ..........................                620           540           585         1,507           516
 Noninterest expense ..................................              2,303         2,306         2,236         2,847         2,593
 Income (loss) before cumulative effect of change in
  accounting principle ................................                754           708           679          (512)          581
 Net income (loss) ....................................                754           664           679          (512)          581

 Per Common Share Data:
 Income (loss) before cumulative effect of change in
   accounting principle:
    Basic .............................................          $    0.64     $    0.60     $    0.58     $   (0.44)    $    0.50
    Diluted (1) .......................................               0.64          0.60          0.58         (0.44)         0.50
 Net income (loss):
    Basic .............................................               0.64          0.57          0.58         (0.44)         0.50
    Diluted (1) .......................................               0.64          0.56          0.58         (0.44)         0.50
 Cash dividends declared ..............................               0.21          0.21          0.21          0.21          0.21
 Book value ...........................................              17.30         16.49         16.20         15.90         16.47

 Balance Sheet Data-Ending Balances:
 Loans:
    Managed ...........................................          $ 222,604     $ 223,390     $ 229,942     $ 236,492     $ 237,505
    Reported ..........................................            164,251       166,576       171,427       174,251       176,419
 Deposits .............................................            162,385       164,299       163,555       167,077       164,130
 Long-term debt (2) ...................................             44,361        41,693        42,197        40,911        42,641
 Total assets:
    Managed ...........................................            310,207       312,244       315,104       309,096       324,780
    Reported ..........................................            270,252       272,412       274,352       269,300       283,373
 Common stockholders' equity ..........................             20,192        19,261        18,876        18,445        19,042
 Total stockholders' equity ...........................             20,382        19,451        19,066        18,635        19,232

 Credit Quality Ratios:
 Net charge-offs to average loans-managed (3) .........               2.58%         2.50%         2.40%         2.22%         1.86%
 Allowance for credit losses to period end loans ......               2.73          2.54          2.45          2.36          1.75
 Nonperforming assets to related assets ...............               1.96          1.77          1.55          1.48          1.21

 Financial Performance Ratios:
 Return (loss) on average assets ......................               1.13%         0.99%         1.02%        (0.74)%        0.84%
 Return (loss) on average common equity ...............               15.0          13.9          14.6         (10.7)         12.1
 Net interest margin:
    Managed ...........................................               4.95          4.65          4.76          4.65          4.66
    Reported ..........................................               3.70          3.50          3.71          3.67          3.68
 Efficiency ratio:
    Managed ...........................................               46.9          48.5          47.6          66.0          54.6
    Reported ..........................................               56.9          59.5          58.5          81.5          65.2

                      BANK ONE CORPORATION and Subsidiaries

                                                                                   Three Months Ended
                                                         September 30     June 30       March 31   December 31   September 30
(In millions, except per share data)                         2001            2001        2001          2000          2000
                                                        ---------------- ----------- ------------- ------------- --------------
 Capital Ratios:
 Risk-based capital:
    Tier 1(5) ........................................          8.4%          8.2%         7.8%          7.3%           7.5%
    Total (5) ........................................         11.7          11.6         11.2          10.8           10.9
 Tangible common equity/tangible managed assets ......          5.8           5.8          5.6           5.5            5.4

 Common Stock Data:
 Average shares outstanding:
    Basic ............................................        1,168         1,166        1,163         1,158          1,156
    Diluted (1) ......................................        1,176         1,176        1,173         1,158          1,167
 Stock price, quarter-end ............................      $ 31.47       $ 35.80      $ 36.18       $ 36.63        $ 38.06
 Employees (4) .......................................       75,801        78,491       79,157        80,778         81,291

(1) Common equivalent shares and related income were excluded from the computation of diluted loss per share for the three months ended December 31, 2000 as the effect would be antidilutive.
(2)  Includes trust preferred capital securities.
(3) Third quarter 2001, second quarter 2001, and first quarter 2001 amounts include $14 million, $24 million, and $40 million, respectively, of charge-offs which are not so classified in the Corporation's GAAP financial information because they are part of a portfolio which has been accounted for as loans held at a discount. The inclusion of these amounts in charge-offs more accurately reflects the performance of the portfolio. In the Corporation's financial statements, these items result in a higher provision in excess of net charge-offs.
(4) Beginning in the first quarter of 2001, employees on long-term disability and employees of unconsolidated subsidiaries are excluded. Prior period data have not been restated for this change.
(5) Excludes $190 million of preferred stock called for redemption as of September 30, 2001.

                                Business Segments

     Bank One Corporation and its subsidiaries ("Bank One" or the "Corporation") is managed on a line of business basis. The business segments' financial results presented reflect the current organization of the Corporation. The following tables summarize certain financial information (as reported) by line of business for the periods indicated:

                                                                        Net Income                   Average
                                                                          (Loss)                 Managed Assets
                                                                       (In millions)              (In billions)
                                                                  ------------------------   ------------------------
   Three Months Ended September 30                                   2001         2000            2001      2000
                                                                  ------------------------   ------------------------
   Retail .....................................................   $   310       $  251          $   78      $   79
   Commercial Banking .........................................       199          194             104         115
   First USA ..................................................       279          177              70          69
   Investment Management ......................................       101           86               8           8
   Corporate/Unallocated ......................................      (135)        (127)             47          45
                                                                  -------       ------          ------      ------
      Total Corporation-reported ..............................   $   754       $  581          $  307      $  316
                                                                  =======       ======          ======      ======

                                                                       Net Income                   Average
                                                                         (Loss)                  Managed Assets
                                                                      (In millions)              (In billions)
                                                                  ------------------------   ------------------------
   Nine Months Ended September 30                                   2001         2000            2001         2000
                                                                  ------------------------   ------------------------
   Retail .....................................................   $   981       $  406          $  80       $   79
   Commercial Banking .........................................       577          238            106          114
   First USA ..................................................       620         (135)            68           71
   Investment Management ......................................       266          240              8            8
   Corporate/Unallocated ......................................      (303)        (748)            46           43
                                                                  -------       ------          -----       ------
      Total Corporation-operating .............................     2,141            1          $ 308       $  315
                                                                                                =====       ======
   Accounting change ..........................................       (44)           -
                                                                  -------       ------
      Total Corporation-reported ..............................   $ 2,097       $    1
                                                                  =======       ======

     The information provided in the line of business tables beginning with the caption entitled "Financial Performance" is included herein for analytical purposes only and is based on management information systems, assumptions and methodologies that are under continual review. For a detailed discussion of the various business activities of Bank One's business segments, see pages 4-14 of the Corporation's 2000 Annual Report on Form 10-K.

     The financial information and supplemental data presented for the respective line-of-business sections for the nine months ended September 30, 2000 are reported on an actual basis. However, for analytical purposes and to better understand underlying trends, the following line of business discussion excludes the impact of the second quarter 2000 significant items noted in tables 1-3 on pages 18-19.

     During the third quarter, certain organizational changes were made impacting the Corporate Investments and Commercial Banking businesses. The tax-oriented portfolio of Corporate Investments was transferred to Commercial Banking, while the principal investments and fixed income portfolios were transferred to Corporate/Unallocated. All results for prior periods conform to the current line of business organization.

Retail

     Retail includes consumer and small business banking, auto and consumer lending, and interactive banking and financial management through bankone.com.

                                                    Three Months Ended September 30    Nine Months Ended September 30
                                                   --------------------------------- ---------------------------------
  (Dollars in millions)                               2001        2000    % Change      2001        2000     % Change
                                                   ----------  --------------------- ----------   -------- -----------
  Net interest income-FTE basis .................  $   1,237   $  1,236        -%    $   3,790    $ 3,668        3%
    Non-deposit service charges .................         81         89       (9)          257        282       (9)
    Credit card revenue .........................         43         36       19           120        106       13
    Service charges on deposits .................        203        192        6           587        576        2
    Fiduciary and investment management fees ....         32         25       28            90         83        8
    Other income (loss) .........................          1        (16)     N/M            25       (510)     N/M
                                                   ----------  --------              ---------    -------
  Noninterest income ............................        360        326       10         1,079        537      N/M
                                                   ---------   --------              ---------    -------

  Total revenue .................................      1,597      1,562        2         4,869      4,205       16

  Provision for credit losses ...................        247        207       19           692        506       37

    Salaries and employee benefits ..............        376        377        -         1,128      1,172       (4)
    Other expense ...............................        498        582      (14)        1,523      1,886      (19)
                                                   ---------   --------              ---------    -------
  Noninterest expense (3) .......................        874        959       (9)        2,651      3,058      (13)
                                                   ---------   --------              ---------    -------
  Pretax income-FTE basis .......................        476        396       20         1,526        641      N/M
  Tax expense and FTE basis adjustment ..........        166        145       14           545        235      N/M
                                                   ---------   --------              ---------   --------
  Net income ....................................  $     310   $    251       24     $     981   $    406      N/M
                                                   =========   ========              =========   ========

  FINANCIAL PERFORMANCE:
  Return on equity ..............................         20%        17%                    21%        10%
  Efficiency ratio ..............................         55         61                     54         73
  Headcount-full-time (1) .......................     34,253     35,979       (5)

  ENDING BALANCES (in billions):
    Commercial loans ............................      $12.4      $11.6        7%
    Home equity loans ...........................       30.7       29.7        3
    Auto loans / leases .........................       20.4       23.9      (15)
    Other personal loans ........................        9.9       11.6      (15)
                                                     -------     ------
  Total loans ...................................       73.4       76.8       (4)

  Assets ........................................       77.6       79.1       (2)

    Demand deposits .............................       24.7       24.2        2
    Savings .....................................       34.7       32.5        7
    Time ........................................       28.1       31.0       (9)
                                                      ------     ------
  Total deposits ................................       87.5       87.7        -
  Common equity .................................        6.3        5.9        7

                                                 Three Months Ended September 30    Nine Months Ended September 30
                                                 --------------------------------  --------------------------------
(Dollars in millions)                               2001        2000    % Change      2001         2000   % Change
                                                 ----------  ---------  ---------  ----------   -------- ----------
AVERAGE BALANCES (in billions):
  Commercial loans ..........................     $   12.4    $  11.8         5%     $   12.2    $  11.7         4%
  Home equity loans .........................         30.8       28.3         9          30.8       26.7        15
  Auto loans / leases .......................         21.0       24.0       (13)         21.7       24.2       (10)
  Other personal loans ......................         10.0       10.6        (6)         10.7       11.2        (4)
                                                  --------    -------                --------    -------
Total loans .................................         74.2       74.7        (1)         75.4       73.8         2

Assets ......................................         78.3       78.8        (1)         79.6       78.8         1

  Demand deposits ...........................         24.1       24.3        (1)         24.1       24.8        (3)
  Savings ...................................         34.4       33.1         4          33.5       33.7        (1)
  Time ......................................         28.8       30.5        (6)         30.4       30.1         1
                                                  --------    -------                --------    -------
Total deposits ..............................         87.3       87.9        (1)         88.0       88.5        (1)

Common equity ...............................          6.3        5.9         7           6.2        5.7         9

CREDIT QUALITY (in millions):
Net charge-offs:
  Small business commercial .................     $     20    $    11        82%     $     47    $    24        96%

  Home equity loans .........................           84         59        42           250        132        89
  Auto loans / leases (2) ...................           84         54        56           245        142        73
  Other personal loans ......................           35         27        30            88         85         4
                                                  --------    -------                --------    -------
  Total consumer (2) ........................          203        140        45           583        359        62
                                                  --------    -------                --------    -------
  Total net charge-offs (2) .................          223        151        48           630        383        64

Net charge-off ratios:
  Small business commercial .................         0.65%      0.37%                   0.51%      0.27%

  Home equity loans .........................         1.09       0.83                    1.08       0.66
  Auto loans / leases (2) ...................         1.60       0.90                    1.51       0.78
  Other personal loans ......................         1.40       1.02                    1.10       1.01
                                                  --------    -------                --------    -------
  Total consumer (2) ........................         1.31       0.89                    1.23       0.77
                                                  --------    -------                --------    -------
  Total net charge-offs (2) .................         1.14       0.81                    1.11       0.69

Nonperforming assets:
  Commercial ................................     $    244    $   187        30%
  Consumer ..................................          914        508        80
                                                  --------    -------
Total nonperforming loans ...................        1,158        695        67
  Other, including OREO .....................           76         82        (7)
                                                  --------    -------
Total nonperforming assets ..................        1,234        777        59

Allowance for loan losses ...................     $    990        N/A
Allowance to period end loans ...............         1.35%       N/A
Allowance to nonperforming loans ............           85        N/A
Nonperforming assets to related assets ......         1.68       1.01%

                                                   Three Months Ended September 30    Nine Months Ended September 30
                                                  ---------------------------------  --------------------------------
  (Dollars in millions)                              2001        2000     % Change      2001        2000    % Change
                                                  ----------   --------  ----------  ----------   -------  ----------
  DISTRIBUTION:
    # Banking centers .........................        1,805      1,818        (1)%
    # ATMs ....................................        5,652      6,377       (11)
    # On-line customers (in thousands) ........        1,040        825        26
    # Households (in thousands) ...............        7,361      7,781        (5)
    # Business customers (in thousands) .......          512        533        (4)
    # Debit cards issued (in thousands) .......        4,359      4,173         4

  INVESTMENTS:
     Investment sales volume (in millions) ....       $1,231     $1,028        20%     $3,510      $3,333          5

_____
N/M-Not meaningful.
N/A-Not available due to changes in segment composition; see Note 5 on page 59 of the Corporation's 2000 Annual Report on Form 10-K.
(1) Beginning in the first quarter of 2001, employees on long-term disability and employees of unconsolidated subsidiaries are excluded.
(2) Third quarter 2001 and nine-months ended September 30, 2001 amounts include $14 million and $78 million, respectively, of charge-offs which are not so classified in the Corporation's GAAP financials because they are part of a portfolio which has been accounted for as loans held at a discount. The inclusion of these amounts in charge-offs more accurately reflects the performance of the portfolio. In the Corporation's financial statements, this item results in a higher provision in excess of net charge-offs.
(3) Certain capitalized expenses have been reclassified from salaries to other expenses in all periods.

Quarterly Results
-----------------

     Retail reported third quarter net income of $310 million, up $59 million, or 24%, from the year-ago quarter. The year-over-year improvement reflected higher revenue and lower noninterest expense, partially offset by higher provision for credit losses. Compared to the 2001 second quarter, net income declined $12 million, or 4%, reflecting increased provision, partially offset by lower noninterest expense.

     Net interest income was $1.237 billion, essentially unchanged from a year ago. Average home equity loans increased 9% from a year ago, while average auto loans and leases decreased 13%, reflecting a deliberate reduction in the level of new auto leases. Current quarter net interest income was also unchanged from the second quarter, primarily reflecting lower average loans and deposits, offset by higher margins on deposits.

     Noninterest income was $360 million, up $34 million, or 10%, from a year ago. This primarily reflected the absence of auto lease residual losses in the current quarter, compared with $58 million of such losses a year ago, and higher deposit fees, partially offset by losses on tax-advantaged investments and lower asset sale gains. Noninterest income was essentially unchanged from the second quarter.

     Provision for credit losses was $247 million, up $40 million from the year-ago quarter and $46 million from the second quarter. Managed net charge-offs totaled $223 million, up from $151 million in the year-ago quarter and $201 million in the second quarter. The year-over-year increase was driven by higher charge-offs in the home equity and the auto lending portfolios, while the increase from the second quarter reflected higher charge-offs of other personal loans and auto loans and leases, partially offset by lower home equity loan charge-offs. The third quarter net charge-off ratio was 1.14%, up from 0.81% in the year-ago period and 1.07% in the second quarter.

     Nonperforming assets increased $457 million from a year ago, largely driven by a $406 million increase in consumer nonperforming loans. Compared with the second quarter, nonperforming assets increased $115 million, or 10%. The allowance for credit losses expressed as a percent of loans increased to 1.35% at September 30, 2001, up from 1.27% at June 30, 2001.

     Noninterest expense was $874 million, down $85 million, or 9%, from the year-ago quarter, reflecting the positive impacts from waste-reduction initiatives and reduced headcount. Compared with the second quarter, noninterest expense decreased $16 million. The efficiency ratio in the current quarter was 55%, down from 61% a year ago.

Year-to-Date Results-Adjusted Basis
-----------------------------------

     For the first nine months of 2001, Retail reported net income of $981 million, up $247 million from the 2000 period. The $113 million, or 3%, increase in net interest income for 2001 from the prior year was due to wider loan spreads and a 2% increase in average loan balances, partially offset by deposit margin compression.

     Noninterest income increased $117 million from the prior year on an adjusted basis, to $1.079 billion in 2001 period, reflecting $178 million in realized auto lease residual losses in the 2000 period. Noninterest expense was down $334 million, or 11%, due to waste reduction initiatives and reduced headcount.


Commercial Banking

     Commercial Banking offers a broad array of products, including cash management, capital markets and lending, to Corporate Banking and Middle Market Banking customers.

                                                   Three Months Ended September 30    Nine Months Ended September 30
                                                  ---------------------------------  --------------------------------
 (Dollars in millions)                               2001       2000      % Change      2001       2000    % Change
                                                  ---------   --------   ----------  ---------  --------- -----------
 Net interest income-FTE basis .................   $   642    $   710        (10)%   $ 2,021     $ 2,126        (5)%

   Non-deposit service charges .................       178        166          7         518         445        16
   Credit card revenue .........................        21         19         11          65          56        16
   Service charges on deposits .................       174        117         49         453         382        19
   Fiduciary and investment management fees ....         6         (2)       N/M           9           4       N/M
   Investment securities losses ................       (12)         -          -         (12)          -         -
   Trading .....................................        81         77          5         225         126        79
   Other income (loss) .........................       (23)       (10)       N/M         (71)        (11)      N/M
                                                   -------    -------                -------     -------
 Noninterest income ............................       425        367         16       1,187       1,002        18
                                                   -------    -------                -------     -------

 Total revenue .................................     1,067      1,077         (1)      3,208       3,128         3

 Provision for credit losses ...................       246        226          9         749       1,138       (34)

   Salaries and employee benefits ..............       261        275         (5)        794         807        (2)
   Other expense ...............................       278        294         (5)        856         903        (5)
                                                   -------    -------                -------     -------
 Noninterest expense ...........................       539        569         (5)      1,650       1,710        (4)
                                                   -------    -------                -------     -------
 Pretax income-FTE basis .......................       282        282          -         809         280       N/M
 Tax expense and FTE basis adjustment ..........        83         88         (6)        232          42       N/M
                                                   -------    -------                -------     -------
 Net income ....................................   $   199    $   194          3     $   577     $   238       N/M
                                                   =======    =======                =======     =======

 Memo: Revenue by activity (7)
   Lending-related revenue .....................      $478       $555        (14)%   $ 1,497     $ 1,635        (8)%
   Treasury management services (4) ............       288        251         15         852         767        11
   Capital markets (5) .........................       161        161          -         490         361        36
   Other .......................................       140        110         27         369         365         1

 FINANCIAL PERFORMANCE:
 Return on equity ..............................        11%        11%                    11%          5%
 Efficiency ratio ..............................        51         53                     51          55
 Headcount-full-time
   Corporate Banking (including Capital
     Markets) ..................................     4,410      4,804         (8)%
   Middle Market ...............................     4,034      4,267         (5)
   Treasury management services ................     4,787      4,931         (3)
   Support and other administration (6) ........        33        177        (81)
                                                   -------    -------
 Total headcount-full-time .....................    13,264     14,179         (6)

                                                   Three Months Ended September 30           Nine Months Ended September 30
                                                 -------------------------------------    ------------------------------------
                                                    2001          2000        % Change       2001         2000       % Change
                                                 ----------     --------      --------    ----------   ----------    ---------
ENDING BALANCES (in billions):
Loans .....................................      $    75.0      $   87.6        (14)%
Assets ....................................          103.9         121.4        (14)

  Demand deposits .........................           23.0          20.5         12
  Savings .................................            2.8           N/A
  Time (+ Savings in 2000) ................            9.4           8.4         12
  Foreign offices .........................            9.3           9.6         (3)
                                                 ---------      --------
Total deposits ............................           44.5          38.5         16

Common equity .............................            7.2           7.0          3

AVERAGE BALANCES (in billions):
Loans .....................................      $    75.6      $   86.7        (13)%     $    80.0    $    85.2        (6)%
Assets ....................................          103.7         115.3        (10)          106.0        114.6        (8)

  Demand deposits .........................           20.6          20.7          -            20.5         21.2        (3)
  Savings .................................            2.8           N/A                        2.7          N/A
  Time (+ Savings in 2000) ................            9.2           8.0         15             7.2          8.7       (17)
  Foreign offices .........................           10.0          10.5         (5)            8.9          9.9       (10)
                                                 ---------      --------                  ---------    ---------
Total deposits ............................           42.6          39.2          9            39.3         39.8        (1)

Common equity .............................            7.2           6.9          4             7.2          6.7         7

CREDIT QUALITY (in millions):
Net commercial charge-offs ................      $     230      $    109        N/M       $     718    $     303       N/M

Net commercial charge-off ratio ...........           1.22%         0.50%                      1.20%        0.47%

Nonperforming assets:
Commercial nonperforming loans ............      $   1,901      $  1,243         53 %
  Other including OREO ....................             30            11        N/M
                                                 ---------      --------
Total nonperforming assets ................          1,931         1,254         54

Allowance for loan losses .................      $   3,067           N/A
Allowance to period end loans ........                4.09%          N/A
Allowance to nonperforming loans ..........            161           N/A
Nonperforming assets to related assets.....           2.57          1.43%

CORPORATE BANKING (in billions):
Loans-ending balance ......................      $    40.5      $   54.4        (26)%
      -average balance ....................           41.4          54.1        (23)      $    45.7    $    53.3       (14)%

Deposits-ending balance ...................           24.1          19.5         24
        -average balance ..................           23.9          21.4         12            20.9         21.3        (2)

Credit Quality (in millions):
  Net commercial charge-offs ..............      $     131      $     76         72 %     $     472    $     237        99 %
  Net commercial charge-off ratio .........           1.27%         0.56%                      1.38%        0.59%
  Nonperforming loans .....................      $   1,051      $    788         33
  Nonperforming loans to loans ............           2.60%         1.45%

                                                   Three Months Ended September 30     Nine Months Ended September 30
                                                   --------------------------------   --------------------------------
                                                      2001      2000      % Change      2001       2000      % Change
                                                   ---------- ---------  ----------   --------    -------   ----------
   SYNDICATIONS:
   Lead Arranger Deals:
     Volume (in billions) .......................   $  9.7     $ 16.6        (42)%     $ 37.0     $ 43.9        (16)%
     Number of transactions .....................       56         60         (7)         161        156          3
     League table standing-rank .................        4          4
     League table standing-market share .........        4%         5%

   MIDDLE MARKET BANKING (in billions):
   Loans-ending balance .........................   $ 34.5     $ 33.2          4 %
         -average balance .......................     34.2       32.6          5       $ 34.3     $ 31.9          8%

   Deposits-ending balance ......................     20.3       19.0          7
           -average balance .....................     18.7       17.8          5         18.4       18.4          -

   Credit Quality (in millions):
     Net commercial charge-offs .................   $   99     $   33        N/M       $  246     $   66        N/M
     Net commercial charge-off ratio ............     1.16%      0.40%                   0.96%      0.28%
     Nonperforming loans ........................   $  850     $  455         87 %
     Nonperforming loans to loans ...............     2.46%      1.37%

   -----
(4) Treasury Management Services includes both fees and fee equivalent from compensating balances.
(5) Capital Markets includes trading revenues and underwriting, syndicated lending and advisory fees.
(6) Full-time headcount for September 30, 2000 has been restated to reflect the movement of support and other administrative personnel into the respective business units reported.
(7)      Third quarter 2000 amounts reclassified.

Quarterly Results
-----------------

     Commercial Banking reported third quarter net income of $199 million, up $5 million, or 3%, from the year-ago quarter. These results included $21 million of net income in the tax-oriented portfolio for the third quarter, which was previously reported under the Corporate Investments line of business. Results for prior periods conform to the current line of business organization.

     At September 30, 2001, loans were $75.0 billion, down $12.6 billion, or 14%, from the end of the year-ago quarter and down $2.6 billion, or 3%, from the end of the second quarter. Corporate Banking loans were $40.5 billion at September 30, down $13.9 billion, or 26% from a year-ago and down $2.8 billion, or 6%, from the end of the second quarter. Middle Market loans were $34.5 billion at quarter-end, up $1.3 billion, or 4%, from last year and up slightly from the end of the second quarter.

     Revenue totaled $1.067 billion, down $10 million, or 1%, from the year-ago quarter and up $9 million, or 1%, from the second quarter, with the decline in net interest income offset by growth in noninterest income.

     Net interest income was $642 million, down $68 million, or 10%, from the year-ago quarter and down $40 million, or 6%, from the second quarter. This reflected lower average loan balances following efforts to reduce credit risk exposure and the impact of lower rates on customers' compensating deposit balances.

     Noninterest income was $425 million, up $58 million, or 16%, from the year-ago quarter. Service charges on deposits increased $57 million, or 49%, reflecting strong improvement in Treasury Management volumes and pricing as well as a shift in the payment of fees from net interest income due to the lower value of customers' compensating deposit balances.

     Compared with the second quarter, noninterest income increased $49 million, or 13%. Service charges on deposits increased $26 million, or 18%, reflecting the above-mentioned switch in the payment for services to fees from balances. Other income improved $19 million as the second quarter included a loss on the sale of assets.

     The provision for credit losses was $246 million, up $20 million, or 9%, from the year-ago quarter, and up $7 million, or 3%, from the second quarter. Total net charge-offs declined from the second quarter to $230 million. This represented 1.22% of average loans, up significantly from 0.50% in the year-ago quarter, and up slightly from the second quarter. Corporate Banking net charge-offs were $131 million, or 1.27% of average loans, up from 0.56% a year-ago, but down from 1.36% in the second quarter. Third quarter charge-offs included $33 million relating to nonperforming and other distressed loan sales, compared to $68 million in the second quarter and the absence of any in the year-ago quarter. Middle Market net charge-offs were $99 million, or 1.16% of average loans, up from 0.40% in the year-ago quarter and 0.98% in the second quarter.

     The allowance for credit losses at September 30, 2001, increased to $3.067 billion from $3.056 billion at the end of the second quarter. This represented 4.09% of period-end loans and 161% of nonperforming loans, compared with 3.94% and 174%, respectively, at June 30, 2001. At September 30, 2001, nonperforming loans were $1.901 billion, up $149 million, or 9%, from the second quarter. Corporate Banking nonperforming loans at quarter-end were $1.051 billion, essentially flat with the second quarter. Before reflecting the sale of nonperforming loans, Corporate Banking nonperforming loans increased $43 million during the quarter, compared to increases on a comparable basis of $245 million in the second quarter and $262 million in the first quarter. Middle Market nonperforming loans were $850 million at September 30, 2001, up $148 million from the end of the second quarter.

     Noninterest expense was $539 million, down $30 million, or 5%, from the year-ago quarter and down $14 million, or 3%, from the second quarter. The declines reflected the impact of waste-reduction efforts and lower headcount. The efficiency ratio in the third quarter was 51%, improved from 53% and 52% in the year-ago and second quarters, respectively.

Year-to-Date Results-Adjusted Basis
-----------------------------------

     Commercial Banking reported net income of $577 million, down $88 million, or 13% from 2000, reflecting higher credit costs and the continuation of strategic efforts to reduce Corporate Banking loans and exposures and improve relationship profitability.

     Net interest income was $2.021 billion, down $105 million, or 5% from 2000, for the same reasons mentioned in the quarterly results. The cost associated with nonperforming loans increased in the current year due to higher volumes and lower cash basis collections.

     Noninterest income was $1.187 billion, up $141 million, or 13% from the year-ago period, reflecting an increase in fixed income and asset backed finance underwriting activities, strong improvement in Treasury Management volumes and pricing and improved fixed income trading. These were partially offset by losses on asset sales.

     The provision for credit losses was $749 million, up $239 million, or 47%, from the 2000 period. Total net-charge offs were $718 million, in the first nine months of 2001, including $190 million related to problem loan sales. This represented 1.20% of average loans, up significantly from 0.47% in the prior year. Nonperforming loans at September 30, 2001, were $1.901 billion, up $658 million, or 53%, from the prior year reflecting deterioration in the portfolio.

     Noninterest expense was $1.650 billion, down $59 million, or 3%, reflecting the impact of waste reduction efforts and lower headcount. The efficiency ratio improved to 51% from 54%.

First USA

     First USA is the third largest credit card company in the United States and is the largest Visa(R) credit card issuer in the world, with $67 billion in managed credit card receivables and 58.4 million cardmembers.

                                                   Three Months Ended September 30    Nine Months Ended September 30
                                                   --------------------------------  ---------------------------------
  (Dollars in millions)                               2001      2000      % Change      2001       2000    % Change
                                                   ---------- --------- -----------  --------    --------- -----------
  Net interest income-FTE basis................    $ 1,606    $  1,442         11%   $  4,455    $  4,418         1%

    Non-deposit service charges ...............          1           4        (75)          4           9       (56)
    Credit card revenue .......................        309         284          9         834         588        42
    Fiduciary and investment management fees ..         22          20         10          66          65         2
    Investment securities gains ...............          -           -          -           -          11       N/M
    Trading ...................................          -          (1)       N/M           -          (1)      N/M
    Other income (loss) .......................         22          17         29          95        (237)      N/M
                                                   -------    --------               --------    --------
  Noninterest income ..........................        354         324          9         999         435       N/M
                                                   -------    --------               --------    --------

  Total revenue ...............................      1,960       1,766         11       5,454       4,853        12

  Provision for credit losses .................        981         853         15       2,893       2,757         5

    Salaries and employee benefits ............        123         121          2         376         395        (5)
    Other expense .............................        412         512        (20)      1,195       1,914       (38)
                                                   -------    --------               --------    --------
  Noninterest expense .........................        535         633        (15)      1,571       2,309       (32)
                                                   -------    --------               --------    --------
  Pretax income (loss)-FTE basis ..............        444         280         59         990        (213)      N/M
  Tax expense (benefit) and FTE basis
   adjustment .................................        165         103         60         370         (78)      N/M
                                                   -------    --------               --------    --------
  Net income (loss) ...........................    $   279    $    177         58    $    620    $   (135)      N/M
                                                   =======    ========               ========    ========

  Memo: Net securitization amortization .......    $   (22)   $    (22)         -    $    (42)   $    (93)       55%

  FINANCIAL PERFORMANCE:
  % of average outstandings:
    Net interest income-FTE basis .............       9.57%       8.71%                  9.15%       8.89%
    Provision for credit losses ...............       5.84        5.15                   5.94        5.55
    Noninterest income ........................       2.11        1.96                   2.05        0.88
                                                   -------    --------               --------    --------
      Risk adjusted margin ....................       5.84        5.52                   5.26        4.22
    Noninterest expense .......................       3.19        3.82                   3.23        4.65
                                                   -------    --------               --------    --------
    Pretax income (loss)-FTE basis ............       2.64        1.69                   2.03       (0.43)
    Net income (loss) .........................       1.66        1.07                   1.27       (0.27)

  Return (loss) on equity .....................         17%         12%                    13%         (3)%
  Efficiency ratio ............................         27          36                     29          48
  Headcount-full-time .........................     10,245      10,856         (6)%

  ENDING BALANCES (in billions):
    Owned .....................................    $   8.4    $    4.8         75%
    Seller's interest .........................       18.4        19.7         (7)
                                                   -------    --------
    Loans on balance sheet ....................       26.8        24.5          9
    Securitized................................       40.0        41.4         (3)
                                                   -------    --------
  Loans .......................................       66.8        65.9          1

  Assets ......................................       70.8        69.2          2

  Common equity ...............................        6.4         6.1          5

                                                   Three Months Ended September 30    Nine Months Ended September 30
                                                   -------------------------------- ---------------------------------
                                                    2001        2000      % Change     2001       2000    % Change
                                                   -------    -------   ----------  --------    -------- -----------
  AVERAGE BALANCES (in billions):
    Owned....................................      $   7.9    $   4.7     68%       $    6.4    $    4.7       36%
    Seller's interest .......................         17.8       18.3     (3)           18.3        17.9        2
                                                   -------    -------               --------    --------
    Loans on balance sheet ..................         25.7       23.0     12            24.7        22.6        9
    Securitized .............................         40.9       42.9     (5)           40.4        43.8       (8)
                                                   -------    -------               --------    --------
  Loans .....................................         66.6       65.9      1            65.1        66.4       (2)

  Assets ....................................         70.2       69.2      1            67.9        70.9       (4)

  Common equity .............................          6.4        6.1      5             6.3         6.1        3

  CREDIT QUALITY (in millions):
  Net charge-offs:
    Credit card-managed .....................      $   981    $   828     18%       $  2,893    $  2,697        7%

  Net charge-off ratios:
    Credit card-managed .....................         5.89%      5.03%                  5.93%       5.42%
    12-month lagged (8) .....................         5.95       4.79                   5.81        5.20

  Delinquency ratio-30+ days ................         4.25       4.14
                   -90+ days ................         1.80       1.79

  Allowance for loan losses .................      $   397        N/A
  Allowance to period end owned loans .......         4.73%       N/A

 OTHER DATA:
    Charge volume (in billions) .............      $  35.2    $  34.6      2%       $  102.1    $  105.4       (3)%
    New accounts opened (in thousands) ......        1,149        727     58           2,927       2,503       17
    Cards issued ............................       58,441     53,650      9
    Number of FUSA.com
      customers (in millions) ...............          2.8        1.9     47

________
 (8)Third quarter 2001 ratio includes Wachovia's net charge-offs but excludes third quarter 2000 loans.

Quarterly Results
-----------------

     First USA reported third quarter net income of $279 million, up $102 million, or 58%, from the year-ago quarter. This reflected higher net interest income, lower expenses, and the addition of the Wachovia credit card business on July 27, 2001, partially offset by increased credit costs. Net income increased $86 million, or 45%, from the second quarter, driven primarily by higher net interest income, lower credit costs and reduced expenses on the legacy First USA portfolio, and the addition of the Wachovia credit card business. Third quarter results represented a 2.64% pre-tax return on outstandings, up from 1.97% in the prior quarter.

     Net interest income was $1.606 billion, up $164 million, or 11%, from the year-ago quarter, reflecting the addition of the Wachovia portfolio and higher net interest margin.

     Average managed loans for the third quarter were $66.6 billion, up $700 million from the year-ago period and $3.4 billion from the second quarter. Excluding the Wachovia portfolio, average loans were $61.7 billion, down $4.2 billion from the year-ago period and $1.5 billion from the second quarter. End of period managed loans increased to $66.8 billion. Excluding the Wachovia portfolio, end of period loans were $60.7 billion. First USA opened over 1.1 million new accounts during the quarter, up 58% and 15%, respectively, from the year-ago and second quarters. At September 30, 2001, 58.4 million cards were issued. First USA continues to be a leader in online card marketing and customer service with over 2.8 million registered users of its website, FirstUSA.com, up 47% from a year ago.

     Noninterest income was $354 million, up $30 million, or 9%, from the year-ago quarter and $18 million, or 5%, from the second quarter, reflecting the addition of the Wachovia portfolio.

     The managed provision for credit losses was $981 million, up $128 million, or 15%, from the year-ago quarter, including the addition of the Wachovia portfolio. The managed charge-off rate increased to 5.89% from 5.03% a year ago, reflecting lower average loans on the First USA portfolio and higher losses, but decreased from 6.09% in the second quarter. The managed 30-day and 90-day delinquency rates were 4.25% and 1.80%, respectively, up from 4.14% and 1.79% in the year-ago quarter and 4.10% and 1.78% in the second quarter.

     Noninterest expense totaled $535 million, down $98 million, or 15%, from the year-ago quarter, reflecting lower operating costs, partially offset by the addition of the Wachovia portfolio. Noninterest expense increased $13 million from the second quarter, driven by lower operating expenses that were more than offset by the addition of the Wachovia portfolio. The efficiency ratio for the current period was 27%, down from 36% in the prior year and 29% in the second quarter.

Year-to-Date Results-Adjusted Basis
-----------------------------------

     First USA reported net income of $620 million for the 2001 period, up $263 million, or 74%, from the 2000 period. The improvement was driven by lower expenses and the addition of the Wachovia credit card business, partially offset by lower net interest income on the legacy First USA portfolio and increased credit costs.

     Net interest income was $4.455 billion, up $37 million, or 1%, from the year-ago period reflecting the addition of Wachovia and lower interest rates partially offset by lower average outstandings and loan fee income.

     Noninterest income was $999 million, up $104 million, or 12%, from the 2000 period reflecting the addition of the Wachovia portfolio and increased securitization activity.

     The managed provision for credit losses was $2.893 billion, up $171 million, or 6%, from the 2000 period reflecting the addition of the Wachovia portfolio and increased net charge-offs.

     Noninterest expense totaled $1.571 billion, down $456 million, or 22%, from the 2000 period, reflecting lower operating costs and a decrease in internally allocated costs related to a mid-year 2000 change in methodology. The decline from a year ago also reflected the sale of the international operations in the second quarter of 2000. These reductions were partially offset by the addition of Wachovia.

Investment Management

     The Investment Management Group (IMG) provides investment, insurance, trust and private banking services to individuals. The Group also provides investment-related services, including retirement and custody services, securities lending and corporate trust to institutions.



                                                   Three Months Ended September 30    Nine Months Ended September 30
                                                   -------------------------------    ------------------------------
  (Dollars in millions)                              2001       2000     % Change       2001       2000     % Change
                                                    ------     ------    ---------     ------     ------    --------
  Net interest income-FTE basis ................    $  106     $  104         2%       $  317     $  305         4%

    Non-deposit service charges ................       182        128        42           518        392        32
    Service charges on deposits ................         4          4         -            12         12         -
    Fiduciary and investment management fees ...       130        151       (14)          395        440       (10)
    Other income ...............................         1          3       (67)            7         17       (59)
                                                    ------     ------                  ------     ------
  Noninterest income ...........................       317        286        11           932        861         8
                                                    ------     ------                  ------     ------

  Total revenue ................................       423        390         8         1,249      1,166         7

  Provision for credit losses ..................         9          2       N/M            25          6       N/M

    Salaries and employee benefits .............       140        142        (1)          430        430         -
    Other expense ..............................       113        110         3           368        351         5
                                                    ------     ------                  ------     ------
  Noninterest expense ..........................       253        252         -           798        781         2
                                                    ------     ------                  ------     ------
  Pretax income-FTE basis ......................       161        136        18           426        379        12
  Tax expense and FTE basis adjustment .........        60         50        20           160        139        15
                                                    ------     ------                  ------     ------
  Net income ...................................    $  101     $   86        18        $  266     $  240        11
                                                    ======     ======                  ======     ======

  Memo: Insurance revenues .....................    $114.9     $ 85.2        35        $318.8     $252.1        26


 FINANCIAL PERFORMANCE:
 Return on equity ..............................        36%        38%                     36%        36%
 Efficiency ratio ..............................        60         65                      64         67
 Headcount-full-time ...........................     6,253      6,583        (5)%

 ENDING BALANCES (in billions):
 Loans .........................................    $  7.0     $  6.8         3%
 Assets ........................................       8.5        7.8         9

   Demand deposits .............................       2.1        1.6        31
   Savings .....................................       2.9        1.8        61
   Time ........................................       3.3        3.8       (13)
   Foreign offices .............................       0.2        0.2         -
                                                    ------     ------
Total deposits .................................       8.5        7.4        15

Common equity ..................................       1.1        0.9        22

AVERAGE BALANCES (in billions):
Loans ..........................................    $  6.9     $  6.6         5%       $  6.9     $  6.5         6%
Assets .........................................       8.2        7.6         8           8.1        7.6         7

   Demand deposits .............................       1.9        2.3       (17)          1.9        2.5       (24)
   Savings .....................................       2.8        1.8        56           2.7        1.9        42
   Time ........................................       3.3        3.9       (15)          3.3        3.9       (15)
   Foreign offices .............................       0.2        0.2         -           0.2        0.2         -
                                                    ------     ------                  ------     ------
Total deposits .................................       8.2        8.2         -           8.2        8.5        (4)

Common equity ..................................       1.1        0.9        22           1.0        0.9        11%




                                                   Three Months Ended September 30    Nine Months Ended September 30
                                                   --------------------------------- ---------------------------------
  (Dollars in millions)                              2001       2000       % Change    2001        2000      % Change
                                                    ------     ------     ----------  ------      ------    ----------
CREDIT QUALITY (in millions):
Net charge-offs:
   Commercial ...................................   $    7        N/A                 $   17         N/A
   Consumer .....................................        2        N/A                      5         N/A
                                                    ------      -----                 ------      ------
   Total net charge-offs ........................        9        N/A                     22         N/A

Net charge-off ratios:
   Commercial ...................................     0.76%       N/A                   0.68%        N/A
   Consumer .....................................     0.24        N/A                   0.20         N/A
                                                    ------      -----                 ------      ------
   Total net charge-offs ........................     0.52        N/A                   0.43%        N/A

Nonperforming assets:
   Commercial ...................................   $   37        N/A
   Consumer .....................................        3        N/A
                                                    ------     ------
   Total nonperforming loans ....................       40        N/A
      Other including OREO ......................        1        N/A
                                                    ------     ------
   Total nonperforming assets ...................       41        N/A

Allowance for loan losses .......................   $   25        N/A
Allowance to period end loans ...................     0.36%       N/A
Allowance to nonperforming loans ................       61        N/A
Nonperforming assets to related assets ..........     0.59        N/A


ASSETS UNDER MANAGEMENT
ENDING BALANCES (in billions):
Mutual funds ....................................   $ 75.3     $ 69.4          9%
Other ...........................................     55.5       64.5        (14)
                                                    ------     ------
   Total ........................................    130.8      133.9         (2)

By type:
Money market ....................................   $ 50.6     $ 41.6         22%
Equity ..........................................     43.4       57.7        (25)
Fixed income ....................................     36.8       34.6          6
                                                    ------     ------
   Total ........................................    130.8      133.9         (2)

By channel:
Private client services .........................   $ 48.8     $ 60.6        (19)%
Retail brokerage ................................      9.0        9.2         (2)
Institutional ...................................     55.6       49.6         12
Commercial cash sweep ...........................      9.0        7.8         15
All other .......................................      8.4        6.7         25
                                                    ------     ------
   Total ........................................    130.8      133.9         (2)

Morningstar Rankings:
Percentage of customer assets in 4 and 5
  ranked funds ..................................       61%        54%
Percentage of customer assets in 3+ ranked
  funds .........................................       90         98

TRUST ASSETS
ENDING BALANCES:
Trust assets under administration (in billions) .   $333.8        N/A

CORPORATE TRUST SECURITIES
ENDING BALANCES:
Corporate trust securities under
  administration (in billions) ..................   $917.1        N/A

                                                   Three Months Ended September 30     Nine Months Ended September 30
                                                   -------------------------------     ------------------------------
 (Dollars in millions)                              2001       2000       % Change      2001       2000      % Change
                                                   ------     ------      --------     ------     ------     --------
RETAIL BROKERAGE:
Mutual fund sales (in millions)                    $  548     $  625        (12)%      $1,721     $2,056       (16)%
Annuity sales                                         683        403         69         1,789      1,277        40
                                                   ------     ------                   ------     ------
   Total sales                                      1,231      1,028         20         3,510      3,333         5
Number of accounts
   -end of period (in thousands)                      394        379          4
Market value customer assets
   -end of  period (in billions)                   $ 22.4     $ 24.1         (7)
Number of registered sales representatives            703        694          1
Number of licensed retail bankers                   2,985      2,581         16


PRIVATE CLIENT SERVICES:
Number of Private Client advisors                     658        777        (15)%
Number of Private Client offices                      105        104          1

Client Assets:
   Assets under management (in billions)           $ 48.8     $ 60.6        (19)

Ending Balances (in billions):
   Loans                                              6.8        6.6          3
   Deposits                                           7.0        6.7          4

Average Balances (in billions):
   Loans                                              6.8        6.5          5        $  6.8     $  6.4           6%
   Deposits                                           6.8        6.8          -           6.9        7.0          (1)

Quarterly Results

     Investment Management reported third quarter net income of $101 million, up $15 million, or 18%, from the year-ago quarter, reflecting a $33 million, or 8%, increase in revenue partially offset by higher provision. Compared to the prior quarter, net income increased $18 million, or 22%, reflecting modest revenue growth, lower expenses and lower provision expense.

     Period-end assets under management were $130.8 billion, down 2% from the year-ago quarter and 1% from the second quarter, driven by the drop in the equity markets late in the quarter. One Group(R) mutual fund assets under management increased to $75.3 billion in the third quarter, a 9% increase year-over-year and a 1% increase from the second quarter. Overall, One Group net fund flows remained positive. In the third quarter, the mix of assets under management shifted from equity assets to money market and fixed income as the equity markets declined. Equity assets declined 13% from the second quarter, while both money market and fixed income assets increased 6%.

     During the third quarter, overall One Group funds performance remained strong. The percent of client assets in funds rated 4 and 5 by Morningstar at September 30, 2001, was 61%, up from 54% in the second quarter, while 90% of assets were in funds rated three stars or higher, down from 95% in the second quarter.

     Net interest income totaled $106 million, up $2 million, or 2%, from the year-ago period primarily due to a 5% increase in average loans.

     Noninterest income was $317 million, up $31 million, or 11%, from the year-ago quarter. Beginning in the 2000 fourth quarter, fees associated with the in-house administration of the One Group mutual funds were recorded as revenue, with a corresponding increase in expense. Prior to that, a third-party administrator incurred such fees and expenses, which totaled $24 million in the third quarter. Excluding the impact of this change, noninterest income was up $7 million from a year ago and $9 million from the second quarter, driven primarily by an increase in sales of annuity products.

     Retail brokerage sales of mutual funds and annuities were $1.2 billion in the third quarter, an increase of $203 million, or 20%, from the year-ago quarter, and $90 million, or 8%, from the second quarter. Annuity sales were robust with growth rates of 69% from a year ago and 17% from the prior quarter, partially offset by weaker mutual fund sales.

     Noninterest expense of $253 million was essentially unchanged from the year-ago quarter. Excluding the expenses associated with the administration of the One Group funds, non-interest expense declined 8% from the year-ago quarter and 6% from the second quarter, driven by lower headcount, tighter cost controls and reduced operating losses. The efficiency ratio in the current quarter was 60%, down from 65% in both the year-ago and second quarters.

Year-to-Date Results-Adjusted Basis
-----------------------------------

     Investment Management reported 2001 net income of $266 million, up $20 million, or 8%, from the year ago period. Net interest income was $317 million, up $12 million, or 4% from 2000.

     Noninterest income was $932 million, up $71 million, or 8%, from the year ago period. Excluding the impact of the in-house administration of the One Group mutual funds, noninterest income was essentially flat. For the 2001 period, retail brokerage sales of mutual funds and annuities were $3.5 billion, an increase of 5%, from the year ago period reflecting an increase in annuity sales partially offset by slower mutual funds sales.

     Noninterest expense was $798 million, up $26 million or 3% from the year ago period. Excluding the expenses associated with the administration of the One Group funds, noninterest expense declined 5%, driven by lower headcount and waste reduction initiatives.

Corporate/Unallocated

     Corporate/Unallocated includes Treasury, unallocated corporate expenses, and any gains or losses from corporate transactions. Corporate/Unallocated includes the fixed income and principal investment portfolios previously reported in Corporate Investments. Results for prior periods conform to the current line of business organization.


                                                   Three Months Ended September 30    Nine Months Ended September 30
                                                   -------------------------------    ------------------------------
  (Dollars in millions)                             2001        2000     % Change      2001       2000     % Change
                                                   ------      ------   ----------    ------     ------   ----------
 Net interest income-FTE basis ..................  $ (141)     $ (147)        4%      $ (582)    $ (330)      (76)%

    Non-deposit service charges .................       3        N/A                      (5)       N/A
    Credit card revenue .........................      (1)       N/A                      (2)       N/A
    Service charges on deposits .................       7        N/A                      15        N/A
    Fiduciary and investment management fees ....       -        N/A                       1        N/A
    Investment securities losses ................     (30)       N/A                     (58)       N/A
    Trading .....................................     (11)       N/A                     (28)       N/A
    Other income ................................      34        N/A                     240        N/A
                                                   ------      -----                  ------     ------
 Noninterest income .............................       2         99        (98)         163         63       N/M
                                                   ------      -----                  ------     ------

 Total revenue (loss) ...........................    (139)       (48)       N/M         (419)      (267)      (57)

 Provision for credit losses ....................       -          -                       -          -

    Salaries and employee benefits ..............     146        N/A                     410        N/A
    Other expense ...............................     (44)       N/A                    (235)       N/A
                                                   ------      -----                  ------     ------
 Noninterest expense ............................     102        180        (43)         175        903       (81)
                                                   ------      -----                  ------     ------
 Pretax loss-FTE basis ..........................    (241)      (228)        (6)        (594)    (1,170)       49
 Tax benefit and FTE basis adjustment ...........    (106)      (101)        (5)        (291)      (422)       31
                                                   ------      -----                  ------     ------
 Net loss .......................................  $ (135)     $(127)        (6)      $ (303)    $ (748)       59
                                                   ======      =====                  ======     ======

 FINANCIAL PERFORMANCE:
 Headcount-full-time ............................  11,786     13,694        (14)%


                                                    Three Months Ended September 30     Nine Months Ended September 30
                                                    -------------------------------     ------------------------------
 (Dollars in millions)                              2001        2000       % Change     2001       2000       % Change
                                                    -----       -----      --------     -----      -----      --------
ENDING BALANCES (in billions):
Loans ..........................................    $ 0.4       $ 0.4           -
Assets .........................................     49.4        47.3           4%

Deposits .......................................     21.9        30.5         (28)

Common equity ..................................     (0.8)       (0.9)         11

AVERAGE BALANCES (in billions):
Loans ..........................................    $ 0.8       $ 0.5          60%      $ 0.8   $    0.3        N/M
Assets .........................................     46.3        45.0           3        46.7       43.5          7

Deposits .......................................     23.3        26.7         (13)       25.9       25.4          2

Common equity ..................................     (1.1)       (0.9)        (22)       (1.4)        -           -

Quarterly Results
-----------------

     Corporate/Unallocated reported a net loss of $135 million, compared with net losses of $127 million in the year-ago quarter and $80 million in the second quarter.

     Net interest expense was $141 million in the third quarter, relatively unchanged from a year ago. The $99 million improvement from the second quarter reflected the benefit of lower interest rates.

     Noninterest income was $2 million in the third quarter, compared to $99 million in the year-ago quarter and $130 million in the second quarter. The current quarter included write-downs in the venture capital portfolio that were partially offset by gains on the sale of investment securities and other corporate transactions. Noninterest expense was $102 million in the third quarter, down from $180 million one year ago.

Year-to-Date Results-Adjusted Basis
-----------------------------------

     Corporate/Unallocated reported a net loss of $303 million, compared with a net loss of $88 million in the prior year. Venture capital results were the principal cause of the reduction.

     Net interest expense was $582 million, compared to $330 million from the year ago period. The $252 million decrease was due to management accounting changes, which transferred income to the lines of business, and lower capital.

     Noninterest income declined $332 million to $163 million, or 67%, driven by deterioration in the equity market which caused declined venture capital portfolio results. Additionally, the results included gains of $166 million pretax on corporate transactions, compared with $39 million pretax in the prior year.

     Noninterest expense was $175 million, down 53% from the 2000 period, reflecting lower asset write-offs and severance-related expenses. The year-over-year improvement in noninterest expense also reflects the 14% decrease in headcount.

2000 Second Quarter Significant Items

     Results in the nine-months ended September 30, 2000 included the negative impact of $1.913 billion after tax ($2.940 billion pre-tax), or $1.66 per share, of significant items. Excluding the impact of these items, operating earnings for the nine-months ended September 30, 2000 were $1.914 billion, or $1.65 per diluted share. The tables below reconcile 2000 managed results with results adjusted for the significant items.

2000 Year to Date Significant Items -- Table 1

================================================================================================================================

                                                                                    Nine Months Ended         Nine Months Ended
                                 Nine Months                                        September 30, 2001       September 30, 2001
                                    Ended           Nine Months Ended                    Actual                    Actual
                                September 30,          September 30,                       vs.                       vs.
                                     2001                  2000                      Nine Months Ended        Nine Months Ended
                                               ------------------------------       September 30, 2000       September 30, 2000
(Dollars in millions)               Actual     Actual   Adjustments  Adjusted             Actual                   Adjusted
                                ------------------------------------------------------------------------------------------------
Consolidated
------------
Net interest income ...........    $10,002    $10,187     $    (9)    $10,196       $   (185)       (2)%     $  (194)       (2)%
Noninterest income ............      4,359      2,898      (1,361)      4,259          1,461        50           100         2
Provision for credit losses ...      4,359      4,406         674       3,732            (47)       (1)          627        17
Noninterest expense ...........      6,845      8,761         896       7,865         (1,916)      (22)       (1,020)      (13)
Net income ....................      2,097          1      (1,913)      1,914          2,096       N/M           183        10

Retail
------
Net interest income ...........    $ 3,790    $ 3,668     $    (9)    $ 3,677       $    122         3%      $   113         3%
Noninterest income ............      1,079        537        (425)        962            542       N/M           117        12
Provision for credit losses ...        692        506          11         495            186        37           197        40
Noninterest expense ...........      2,651      3,058          73       2,985           (407)      (13)         (334)      (11)
Net income ....................        981        406        (328)        734            575       N/M           247        34

Commercial Banking
------------------
Net interest income ...........    $ 2,021    $ 2,126     $     -     $ 2,126       $   (105)     $ (5)%     $  (105)       (5)%
Noninterest income ............      1,187      1,002         (44)      1,046            185        18           141        13
Provision for credit losses ...        749      1,138         628         510           (389)      (34)          239        47
Noninterest expense ...........      1,650      1,710           1       1,709            (60)       (4)          (59)       (3)
Net income ....................        577        238        (427)        665            339       N/M           (88)      (13)

First USA
---------
Net interest income ...........    $ 4,455    $ 4,418     $     -     $ 4,418       $     37         1%      $    37         1%
Noninterest income ............        999        435        (460)        895            564        N/M          104        12
Provision for credit losses ...      2,893      2,757          35       2,722            136          5          171         6
Noninterest expense ...........      1,571      2,309         282       2,027           (738)       (32)        (456)      (22)
Net income (loss) .............        620       (135)       (492)        357            755        N/M          263        74

Investment Management
---------------------
Net interest income ...........    $   317    $   305     $     -     $   305       $     12          4%     $    12         4%
Noninterest income ............        932        861           -         861             71          8           71         8
Provision for credit losses ...         25          6           -           6             19        N/M           19       N/M
Noninterest expense ...........        798        781           9         772             17          2           26         3
Net income ....................        266        240          (6)        246             26         11           20         8

Corporate / Unallocated
-----------------------
Net interest income ...........    $  (582)   $  (330)    $     -     $  (330)      $   (252)       (76)%    $  (252)      (76)%
Noninterest income ............        163         63        (432)        495            100        N/M         (332)      (67)
Provision for credit losses ...          -          -           -           -              -        N/M            -       N/M
Noninterest expense ...........        175        903         531         372           (728)       (81)        (197)      (53)
Net loss ......................       (303)      (748)       (660)        (88)           445        (59)        (215)      N/M

     The significant items recorded in the second quarter 2000 by each business segment and income statement line are summarized as follows:

Business Segments -- Table 2


                                                                                       Investment      Corporate/
(In millions)                                  Retail      Commercial    First USA     Management     Unallocated     Total
                                               ------      ----------    ---------     ----------     -----------    ------
Pretax expense (income):
Provision for credit losses .................   $  -           $628         $  -          $   -            $  -      $  628
Writedown of auto lease residuals ...........    307                                                                    307
Repositioning of investment securities
    portfolio ...............................                                                               415         415
Operational and other .......................     44             45           27              9             217         342
Writedown of interest-only strip ............                                354                                        354
Occupancy and fixed asset related ...........                                                               141         141
Writedown of purchased credit card
    relationship intangibles ................                                275                                        275
Writedowns primarily related to planned
   loan sales (1) ...........................    167                                                                    167
Increase to legal accruals ..................                                                               190         190
Writedown of marketing partnership
  agreements ................................                                121                                        121
                                                ----           ----         ----          -----            ----      ------
   Total ....................................   $518           $673         $777          $   9            $963      $2,940
                                                ====           ====         ====          =====            ====      ======

   After tax ................................   $328           $427         $492          $   6            $660      $1,913
                                                ====           ====         ====          =====            ====      ======




Income Statement line-Table 3

                                                                                       Investment      Corporate/
(In millions)                                  Retail      Commercial    First USA     Management     Unallocated     Total
                                               ------      ----------    ---------     ----------     -----------    ------
Pretax expense (income):
Net interest income .........................   $  9           $  -         $  -            $ -            $  -      $    9
Provision for credit losses .................     11            628           35                                        674
Noninterest income:
    Credit card revenue .....................                                152                                        152
    Investment securities losses ............                                                               415         415
    Trading .................................                    44                                                      44
    Other income ............................    425                         308                             17         750
                                                ----           ----         ----            ---            ----      ------
Total noninterest income ....................    425             44          460              -             432       1,361
Noninterest expense:
    Salaries and employee benefits ..........                                                                54          54
    Other intangible amortization ...........                                275              9                         284
    Other expense ...........................     19              1                                         305         325
    Merger-related and restructuring
     charges ................................     54                           7                            172         233
                                                ----           ----         ----            ---            ----      ------
Total noninterest expense ...................     73              1          282              9             531         896
                                                ----           ----         ----            ---            ----      ------
Pretax expense ..............................   $518           $673         $777            $ 9            $963      $2,940
                                                ====           ====         ====            ===            ====      ======


(1) At December 31, 2000, Management discontinued its plan to dispose of these loans and are now considered part of the general portfolio.

                              CONSOLIDATED RESULTS

Summary of Financial Results

     The Corporation reported net income of $754 million, or $0.64 per diluted share, for the third quarter of 2001, compared to net income of $581 million, or $0.50 per diluted share, for the third quarter of 2000.

     For the nine months ended September 30, 2001, the Corporation reported net income of $2.097 billion, or $l.78 per diluted share, compared to net income of $1 million, or a loss of $0.01 per share after preferred dividends, for the nine months ended September 30, 2000. The year-to-date 2001 results included a $44 million after tax ($69 million pre-tax) charge, or $0.04 per diluted share, for the cumulative effect of the change in accounting principle (see Note 2 to the consolidated financial statements). The impact of the 2000 significant items, noted in tables 1-3 above, amounted to $1.66 per diluted share for the nine months ended September 30, 2000.

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

     In order to understand fundamental trends in net interest income, average earning assets and net interest margins, it is useful to analyze financial performance on a managed portfolio basis, which adds data on securitized loans to reported data on loans as presented below:

                                                  Three Months Ended September 30  Nine Months Ended September 30
                                                  -------------------------------  ------------------------------
(Dollars in millions)                               2001       2000      % Change    2001       2000     % Change
                                                  --------   --------    --------  --------   --------   --------
Managed:
   Net interest income-FTE basis ...............  $  3,450   $  3,346       3%     $ 10,002   $ 10,187     (2)%
   Average earning assets ......................   276,239    285,371      (3)      279,219    284,048     (2)
   Net interest margin .........................      4.95%      4.66%                 4.79%      4.79%
Reported:
   Net interest income-FTE basis ...............  $  2,193   $  2,242      (2)%    $  6,496   $  6,727     (3)%
   Average earning assets ......................   235,352    242,516      (3)      238,861    240,227     (1)
   Net interest margin .........................      3.70%      3.68%                 3.64%      3.74%

     Managed net interest income and net interest margin improved for the third quarter of 2001 compared to the third quarter of 2000. This improvement reflected the addition of the Wachovia credit card portfolio as well as the benefit of lower interest rates. Managed net interest margin for the nine-month period was unchanged from a year ago, while managed net interest income declined reflecting reduced loan volumes partially offset by the Wachovia portfolio and lower interest rates.

Noninterest Income

     The components of managed noninterest income for the periods indicated are:

                                                    Three Months Ended                Nine Months Ended
                                                       September 30       Percent        September 30      Percent
                                                   -------------------    Increase    -----------------    Increase
(Dollars in millions)                               2001         2000    (Decrease)    2001       2000    (Decrease)
                                                   ------       ------   ----------   ------     ------   ----------
Non-deposit service charges .....................  $  445       $  382       16%      $1,287     $1,134        13%
Credit card revenue (1) .........................     372          337       10        1,017        779        31
Service charges on deposits .....................     388          320       21        1,079        975        11
Fiduciary and investment management fees ........     190          196       (3)         561        591        (5)
Investment securities gains (losses) ............     (42)          47      N/M          (69)      (149)       54
Trading .........................................      70           58       21          196        119        65
Other income (loss) .............................      35           62      (44)         288       (551)      N/M
                                                   ------       ------      ---       ------     ------       ---
   Managed noninterest income ...................  $1,458       $1,402        4%      $4,359     $2,898        50%
                                                   ======       ======      ===       ======     ======       ===

--------
(1) Excludes net credit card revenue due to securitization totaling $395 million in 2001 and $332 million in 2000 for the three months ended September 30. For the nine months ended September 30, the amounts totaled $892 million in 2001 and $945 million in 2000.

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

     Managed non-deposit service charges increased from the year-ago quarter and prior nine months by $63 million and $153 million, respectively. These increases were primarily the result of increased annuity sales and fees associated with the in-house administration of the One Group mutual funds, which the Corporation began recording as revenue in the 2000 fourth quarter.

     Managed credit card revenue in the third quarter of 2001 increased $35 million, or 10%, over the prior year period due to the addition of the Wachovia portfolio. For the first nine months of 2001, credit card revenue increased $238 million, or 31%, compared to the previous period primarily due to significant items recorded in 2000 (see table 3 on page 19).

     Service charges on deposits increased $68 million for the third quarter of 2001 and $104 million for the first nine months of 2001 compared to the year-ago periods. A lower rate environment produced a shift to the payment of fees from net interest income in both these periods due to the lower value of customers' compensating deposit balances.

     Investment securities losses were $42 million for the third quarter of 2001, compared to a gain of $47 million in the third quarter of 2000 and were primarily attributed to venture capital losses. For the nine months ended September 30, 2001, investment securities losses were $69 million due to venture capital losses and changes in market valuation.

     Other income for the third quarter decreased $27 million, or 44%, compared to the previous year. This decrease primarily consists of losses on sale and write-downs of assets. For the first nine months of 2001, other income was $288 million compared to a $551 million loss in the first nine months of 2000. This improvement resulted from significant items recorded in 2000 (see table 3 on page 19).

Noninterest Expense

     The components of noninterest expense for the periods indicated are:




                                                        Three Months Ended                 Nine Months Ended
                                                           September 30       Percent        September 30       Percent
                                                        ------------------    Increase     -----------------    Increase
 (Dollars in millions)                                    2001      2000     (Decrease)     2001      2000     (Decrease)
                                                        --------  --------   ----------    -------- --------   ----------
 Salaries and employee benefits:
    Salaries ........................................    $   916   $   991        (8)%      $2,721    $2,968        (8)%
    Employee benefits ...............................        130       168       (23)          417       534       (22)
                                                         -------   -------                  ------    ------
      Total salaries and employee benefits ..........      1,046     1,159       (10)        3,138     3,502       (10)
 Occupancy expense ..................................        175       175         -           506       520        (3)
 Equipment expense ..................................        107       135       (21)          347       445       (22)
 Outside service fees and processing ................        303       345       (12)          872     1,131       (23)
 Marketing and development ..........................        212       205         3           634       691        (8)
 Telecommunications .................................        105        88        19           309       289         7
 Other intangible amortization ......................         30        22        36            69       378       (82)
 Goodwill amortization ..............................         17        17         -            52        52         -
 Other ..............................................        308       449       (31)          921     1,545       (40)
                                                         -------   -------                  ------    ------
      Total noninterest expense before
        merger-related and restructuring charges ....      2,303     2,595       (11)        6,848     8,553       (20)
 Merger-related and restructuring charges ...........          -        (2)      N/M            (3)      208       N/M
                                                         -------   -------                  ------    ------
      Total noninterest expense (1) .................    $ 2,303   $ 2,593       (11)       $6,845    $8,761       (22)
                                                         =======   =======                  ======    ======
 Employees ..........................................     75,801    81,291
                                                         =======   =======
 Efficiency ratio-managed basis .....................       46.9%     54.6%                   47.7%     60.0%
                                                            ====      ====                    ====      ====

(1) Certain capitalized expenses have been reclassified from salaries to other expenses in all periods.

     Components of noninterest expense that are primarily related to a single business segment are discussed within that business segment rather than the consolidated section.

     Salaries and employee benefits, including certain severance charges, in the third quarter and first nine months of 2001 declined 10% from the year-ago periods. These decreases reflected expense savings from reduced headcount, lower incentive compensation and cost reductions associated with the modification of the Corporation's benefit plans.

     Equipment expense in the third quarter and first nine months of 2001 decreased $28 million and $98 million, respectively, from the year-ago periods, primarily due to reduced furniture and equipment rental and lower maintenance and depreciation expense.

     Outside service fees and processing expense decreased $42 million, or 12%, in the third quarter of 2001 and $259 million, or 23%, for the first nine months of 2001 compared to the year-ago periods. These decreases were primarily due to a reduction in consulting expense. The decrease for the first nine months also reflected reductions due to contract renegotiations and other waste-reduction initiatives.

     Marketing and development expense increased slightly in the third quarter of 2001 compared to the prior year quarter due to increased advertising expenditures for First USA. For the first nine months of 2001, marketing and development expense decreased $57 million, or 8%, compared to the year-ago period as continued expense reductions in the Retail line of business more than offset increased expenditures for First USA.

     Other intangible amortization expense increased $8 million in the third quarter of 2001 compared to the year-ago quarter due to the addition of the Wachovia credit card business. For the first nine months of 2001 expense decreased $309 million, or 82%, from the year-ago period, primarily due to significant items recorded in 2000 (see table 3 on page 19).

     Other operating expense in the third quarter and first nine months of 2001 decreased compared to the year-ago periods by $141 million and $624 million, respectively. These decreases reflected the continuation of the Corporation's waste-reduction initiatives to lower expenses for such items as travel and entertainment and other miscellaneous items. Also contributing to the decline in the first nine months of 2001 were significant items recorded in the second quarter of 2000 (see table 3 on page 19).

     The Corporation successfully converted the Texas/Louisiana deposit system during the 2001 third quarter. The Corporation is on track for the Arizona/Utah conversions in the fourth quarter and is working to complete the remaining system conversions around year-end 2002.

     As previously announced, the Corporation anticipates a roughly $200 million after-tax restructuring charge in the 2001 fourth quarter for additional severance and real estate costs to accomplish more rapid expense reductions, accelerated systems conversions and other consolidations.

Applicable Income Taxes

     The Corporation's income before income taxes and the cumulative effect of a change in accounting principle (see Note 2 to the consolidated financial statements), as well as applicable income tax expense and effective tax rate for each of the periods indicated are:

                                                     Three Months Ended September 30    Nine Months Ended September 30
                                                     -------------------------------    ------------------------------
(Dollars in millions)                                     2001             2000              2001            2000
                                                     --------------   --------------    --------------  --------------
Income (loss) before income taxes and the cumulative
  effect of change in accounting principle ........      $1,093            $833            $3,064           $(187)
Applicable income taxes (benefit) .................         339             252               923            (188)
Effective tax rate ................................        31.0%           30.3%             30.1%            N/M

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

     The following discussion of the Corporation's risk management processes focuses primarily on developments since June 30, 2001. The Corporation's risk management processes for liquidity, market, credit and operating risks are described in detail in the Corporation's 2000 Annual Report on Form 10-K, beginning on page 20.

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

     The Corporation's ability to attract wholesale funds on a regular basis and at a competitive cost is fostered by strong ratings from the major credit rating agencies. The Corporation and its principal banks had the following long- and short-term debt ratings:



                                                                                Senior
                                                   Short-Term Debt          Long-Term Debt
                                               -----------------------  -----------------------
                                                 S & P       Moody's      S & P       Moody's
                                               ---------   -----------  ---------   -----------
The Corporation (Parent) ....................     A-1          P-1          A           Aa3
Principal Banks .............................     A-1          P-1          A+          Aa2


     The Corporation's funding source mix at September 30, 2001 was consistent with that at June 30, 2001.

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

Value-At-Risk-Trading Activities

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

     The value-at-risk at September 30, 2001 and June 30, 2001 (in millions) is as follows:

                                           September 30, 2001   June 30, 2001
                                           ------------------   -------------

Risk Type
   Interest rate .....................            $12                $11
   Equity ............................              1                  1
                                                  ---                ---
Aggregate portfolio market risk ......            $13                $12
                                                  ===                ===

     The activities covered by the table above reflect trading and other activities, including certain overseas balance sheet positions that are managed principally as trading risk. Value-at-risk from commodity price risk and exchange rate risk was immaterial.

     Interest rate risk was the predominant type of market risk incurred during the third quarter of 2001. At September 30, 2001, approximately 92% of primary market risk exposures were related to interest rate risk. Exchange rate, equity and commodity risks accounted for 8% of primary market risk exposures.

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

     Earnings simulation analysis, or earnings-at-risk, measures the sensitivity of pre-tax earnings to various interest rate movements. The base-case scenario is established using the implied forward curve. The comparative scenarios assume an immediate parallel shock of the forward curve in increments of +/- 100 basis point rate movements. Numerous other scenarios are analyzed, including more gradual rising or declining rate changes and non-parallel rate shifts. Estimated earnings for each scenario are calculated over a 12-month and 24-month horizon. The interest rate scenarios are used for analytical purposes and do not necessarily represent Management's view of future market movements. Rather, these are intended to provide a measure of the degree of volatility interest rate movements may introduce into the earnings and economic value of the Corporation.

     The Corporation's 12-month pre-tax earnings sensitivity profile as of September 30, 2001 and June 30, 2001 is as follows:

                                                     Immediate Change in Rates
                                                     -------------------------
(In millions)                                          -100 bp        +100 bp
                                                     ---------        --------
September 30, 2001 .......................           $     215        $  (300)
                                                     =========        =======
June 30, 2001 ............................           $     155        $  (163)
                                                     =========        =======

     The increase in earnings sensitivity during the quarter is primarily due to the longer duration of the Corporation's earning assets.

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

                          CREDIT PORTFOLIO COMPOSITION

Selected Statistical Information

     The significant components of credit risk and the related ratios, presented on a reported basis, for the periods indicated are as follows:

                                                          September 30     June 30        March 31    December 31   September 30
(Dollars in millions)                                         2001           2001           2001          2000           2000
                                                          -----------     ----------      ---------   ------------  -------------
Loans outstanding ...................................        $164,251       $166,576       $171,427       $174,251       $176,419
Average loans .......................................         165,416        169,140        173,677        175,588        173,259

Nonperforming loans .................................           3,112          2,854          2,559          2,475          2,026
Other, including other real estate owned ............             116             97            106             98            110
                                                          -----------     ----------       --------       --------       --------
Nonperforming assets ................................           3,228          2,951          2,665          2,573          2,136

Allowance for credit losses .........................           4,479          4,229          4,205          4,110          3,090
Net charge-offs .....................................             566            516            489            487            319
Nonperforming assets to related assets ..............            1.96%          1.77%          1.55%          1.48%          1.21%
Allowance for credit losses/loans outstanding .......            2.73           2.54           2.45           2.36           1.75
Allowance for credit losses/nonperforming loans .....             144            148            164            166            153
Net charge-offs/average loans .......................            1.37           1.22           1.13           1.11           0.74
Allowance for credit losses/net charge-offs .........             198            205            215            211            242

Loan Composition

     For analytical purposes, the Corporation's loan portfolio is divided into commercial, consumer and credit card loan categories as follows for the periods indicated:

                              September 30          June 30           March 31         December 31       September 30
                                  2001                2001              2001               2000                2000
                           ------------------  ------------------  ------------------  ----------------- ------------------
(Dollars in millions)       Amount      % (1)    Amount   %1 (1)    Amount     % (1)     Amount    % (1)   Amount    % (1)
                           ----------  ------  ---------  -------  ---------   ------  ---------- ------ ---------  -------
Loan Category
-------------
Commercial:
   Domestic:
    Commercial ........... $   57,865     26%   $  59,308      26% $  63,071      28%  $ 65,270      28% $ 65,446      27%
    Real estate:
      Construction .......      5,706      3        6,029       3      5,775       3      5,757       2     6,295       3
      Other ..............     15,482      7       15,923       7     16,710       7     16,778       7    18,220       8
    Lease financing ......      5,627      2        5,634       3      5,734       2      5,818       3     5,514       2
   Foreign ...............      6,019      3        6,726       3      6,689       3      6,837       3     7,344       3
                           ----------  -----    ---------  ------  ---------   -----   --------    ----  --------   -----
       Total commercial ..     90,699     41       93,620      42     97,979      43    100,460      43   102,819      43
Consumer:
    Residential real
      estate .............     39,813     18       40,581      18     40,561      18     40,596      17    39,299      17
    Automotive-
      loans / leases .....     18,959      8       19,707       9     19,955       8     20,741       9    21,860       9
    Other ................      6,380      3        6,467       3      7,415       3      7,710       3     7,643       3
                           ----------  -----    ---------  ------  ---------   -----   --------    ----  --------   -----
        Total consumer ...     65,152     29       66,755      30     67,931      29     69,047      29    68,802      29
Credit card:
    On balance sheet .....      8,400      4        6,201       3      5,517       2      4,744       2     4,798       2
    Securitized ..........     58,353     26       56,814      25     58,515      26     62,241      26    61,086      26
                           ----------  -----    ---------  ------  ---------   -----   --------    ----  --------   -----
    Managed credit
      card ...............     66,753     30       63,015      28     64,032      28     66,985      28    65,884      28
                           ----------  -----    ---------  ------  ---------   -----   --------    ----  --------   -----
Total managed ............ $  222,604    100%   $ 223,390     100% $ 229,942     100%  $236,492     100% $237,505     100%
                           ==========  =====    =========  ======  =========   =====   ========    ====  ========   =====

Total reported ........... $  164,251           $ 166,576          $ 171,427           $174,251          $176,419
                           ==========           =========          =========           ========          ========

-------
(1) Percentages shown for loan type are determined as a percentage of total managed loans.

     For management purposes, the Corporation's loan portfolio is divided into Retail, Commercial Banking, First USA and other lines of business as follows for the periods indicated:

                                      September 30           June 30            March 31           December 31       September 30
                                          2001                2001                2001                2000              2000
                                  -------------------  ------------------  ------------------  ----------------- -----------------
(Dollars in millions)               Amount     % (1)      Amount   % (1)     Amount     % (1)    Amount    % (1)   Amount    % (1)
                                  ----------   ------  --------- --------  ---------   ------  --------- ------  ---------  ------
Line of Business
--------------------------------

Retail .........................   $ 73,371         33%   $ 75,063         34%   $ 76,102    33%   $ 77,301   33% $    76,798   32%
Commercial Banking .............     75,000         34      77,602         35      82,233    36      85,129    36      87,594   37
Other lines of business ........      7,480          3       7,710          3       7,575     3       7,077     3       7,229    3
First USA:
    On balance sheet ...........      8,400          4       6,201          3       5,517     2       4,744     2       4,798    2
    Securitized ................     58,353         26      56,814         25      58,515    26      62,241    26      61,086   26
                                   --------   --------    --------   --------    --------   ---    --------   ---    --------  ---
    Managed credit

      card .....................     66,753         30      63,015         28      64,032    28      66,985    28      65,884   28
                                   --------   --------    --------   --------    --------   ---    --------   ---    --------  ---
Total managed ..................   $222,604        100%   $223,390        100%   $229,942   100%   $236,492   100%   $237,505  100%
                                   ========   ========    ========   ========    ========   ===    ========   ===    ========  ===

Total reported .................   $164,251               $166,576               $171,427          $174,251          $176,419
                                   ========               ========               ========          ========          ========


------
(1) Percentages shown for line of business are determined as a percentage of total managed loans.

Commercial Portfolio Concentrations

     The Corporation's commercial loan portfolio primarily comprises Corporate Banking (including syndicated credits) and Middle Market Banking loans within Commercial Banking, and also includes small business loans originated by Retail.

     The more significant borrower industry concentrations of the commercial loan portfolio are as follows:

                                          September 30, 2001       June 30, 2001          March 31, 2001       December 31, 2000
                                        ---------------------  ---------------------  ---------------------   -------------------
                                         Carrying              Carrying               Carrying                 Carrying

(Dollars in millions)                      Amount   Percent      Amount    Percent      Amount     Percent       Amount   Percent
                                        ---------------------  ---------------------  ---------------------   -------------------
Commercial real estate ...............    $21,188       23.4%   $21,952       23.4%    $22,485        23.0%   $  22,535    22.4%
Wholesale trade ......................      5,298        5.8      5,874        6.3       5,783         5.9        6,080     6.0
Industrial materials .................      4,078        4.5      5,064        5.4       5,125         5.2        4,775     4.8
Oil and gas ..........................      3,707        4.1      3,745        4.0       4,040         4.1        4,207     4.2
Metals and products ..................      3,574        3.9      3,793        4.1       3,841         3.9        4,128     4.1
Consumer staples .....................      3,473        3.8      4,311        4.6       4,308         4.4        3,880     3.9
Other ................................     49,381       54.5     48,881       52.2      52,397        53.5       54,855    54.6
                                          -------      -----    -------      ------    -------       ------   ---------   ------
     Total commercial ................    $90,699      100.0%   $93,620      100.0%    $97,979       100.0%   $ 100,460   100.0%
                                          =======      =====    =======      ======    =======       ======   =========   ======

Commercial Real Estate

     The commercial real estate segment of the portfolio is the largest product category and consists primarily of loans secured by real estate as well as certain loans that are real estate-related. This exposure includes loans and commitments that finance both owner-occupied and investment properties/projects.

     Commercial real estate lending is conducted in several lines of business, with the majority of these loans originated by Corporate Banking primarily through its specialized National Commercial Real Estate Group. This group's focus is lending to targeted regional and national real estate developers, homebuilders and REITs/REOCs. As of September 30, 2001, this group's loan outstandings totaled $9.2 billion, or 44%, of the commercial real estate portfolio. Middle Market Banking originates primarily owner-occupied real estate loans located in the Middle Market footprint. At September 30, 2001, commercial real estate loans totaled $21.2 billion, or 23% of total commercial loans, compared with $22.0 billion, or 23% of total commercial loans, at June 30, 2001.

     The commercial real estate loans for the National Commercial Real Estate Group by property type are as follows:

 PROPERTY-TYPE                             September 30, 2001       June 30, 2001           March 31, 2001      December 31, 2000
                                        ---------------------- ---------------------  ---------------------- ---------------------
                                         Carrying              Carrying               Carrying                Carrying

 (Dollars in millions)                     Amount   Percent      Amount    Percent      Amount     Percent      Amount   Percent
                                        ---------------------- ---------------------  ---------------------- ---------------------
Retail ...............................   $  1,632      17.7%    $  1,618       17.5%   $  1,582        16.8%   $  1,608     16.9%
Apartment complexes ..................      1,571      17.0        1,504       16.3       1,520        16.1       1,525     16.1
Office buildings .....................      1,298      14.0        1,342       14.5       1,346        14.5       1,412     14.9
REIT/REOC ............................      1,310      14.2          938       10.2         991        10.5       1,228     12.9
Industrial ...........................        475       5.1          515        5.6         523         5.6         491      5.2
Lodging ..............................        308       3.3          337        3.6         375         4.0         402      4.2
Other ................................      2,649      28.7        2,989       32.3       3,060        32.5       2,823     29.8
                                         --------    ------     --------     ------    --------      ------    --------    -----
   Total National
     Commercial
     Real Estate
     Group loans .....................      9,243     100.0%       9,243      100.0%      9,415       100.0%      9,489    100.0%
                                                      =====                   =====                   =====                =====
   Other commercial
    real estate loans (1) ............     11,945                 12,709                 13,070                  13,046
                                         --------               --------               --------                 -------
   Total commercial
    real estate loans ................    $21,188                $21,952                $22,485                 $22,535
                                          =======                =======                =======                 =======

----
(1) Comprised primarily of Middle Market Banking loans secured by real estate.

     The National Commercial Real Estate Group real estate portfolio is diverse, with no geographic concentrations greater than 10% of the portfolio at September 30, 2001.

                                  ASSET QUALITY

Nonperforming Assets

     The Corporation defines nonperforming loans as commercial loans that are impaired and/or on nonaccrual status, consumer loans (i.e., non-credit card) greater than 90 days past due and restructured loans. These loans, along with assets primarily consisting of foreclosed real estate, represent nonperforming assets.

     The Corporation's nonperforming loans by line of business and total nonperforming assets for the periods indicated are as follows:

                                                         September 30    June 30      March 31   December 31  September 30
(Dollars in millions)                                         2001        2001         2001        2000         2000
                                                         ------------   ---------    ----------  -----------  ------------
Nonperforming Loans:
   Retail ............................................     $  1,158     $  1,050      $    959     $    912     $    695
   Commercial Banking ................................        1,901        1,752         1,544        1,523        1,243
   Other lines of business ...........................           53           52            56           40           88
                                                           --------     --------      --------     --------     --------
     Total ...........................................        3,112        2,854         2,559        2,475        2,026
Other, primarily other real estate owned .............          116           97           106           98          110
                                                           --------     --------      --------     --------     --------
     Total nonperforming assets ......................     $  3,228     $  2,951      $  2,665     $  2,573     $  2,136
                                                           ========     ========      ========     ========     ========

Nonperforming assets/related assets ..................         1.96%        1.77%         1.55%        1.48%        1.21%
                                                           ========     ========      ========     ========     ========

Loans 90 days or more past due and accruing interest:
   Credit Card .......................................     $    114     $     59      $     63     $     57     $     52
   Other .............................................            9            9             7            5           15
                                                           --------     ---------     --------     ---------    --------
     Total ...........................................     $    123     $     68      $     70     $     62     $     67
                                                           ========     =========     ========     ========     ========

     The Corporation has experienced credit quality deterioration in a number of distinct market segments. The events of September 11/th/ are anticipated to adversely affect the economy, which may weaken credit quality in the coming quarters, the extent of which will be determined by the severity of the downturn. The Corporation has established processes for identifying potential problem areas of the portfolio, which currently include exposure to leveraged lending and acquisition finance activities, healthcare, automotive parts and manufacturing, business finance and leasing, professional services, miscellaneous transportation services, telecommunications and selected utilities. The Corporation will continue to monitor these potential risks.

     The Corporation's net charge-offs by line of business for the periods indicated are as follows:

                                 September 30, 2001               June 30, 2001                  March 31, 2001
                           -----------------------------  ------------------------------- -----------------------------
                             Net                  Net        Net                  Net       Net                  Net
                           charge-   Average    charge-    charge-   Average    charge-   charge-    Average   charge-
(Dollars in millions)        offs    Balance   off rate     offs      balance   off rate   offs     balance   off rate
                           -----------------------------  ------------------------------- -----------------------------
Retail (1) ..............  $   209  $  74,182     1.13%    $   177  $  75,279    0.94%     $  166   $  76,746    0.87%
Commercial banking ......      230     75,567     1.22         239     80,131    1.19         249      84,335    1.18
First USA ...............      981     66,641     5.89         962     63,179    6.09         950      65,443    5.81
Other lines of business .        9      7,732        -          13      7,763       -           -       7,358       -
                           -------  ---------              -------  ---------             -------   ---------
Total-Managed (1) .......    1,429    224,122     2.55%      1,391    226,352    2.46%      1,365     233,882    2.33%
                                                 =====                          =====                           =====
Securitized .............     (863)   (58,706)                (875)   (57,212)               (876)    (60,205)
                           -------  ---------              -------  ---------             -------   ---------
Total-Reported ..........  $   566  $ 165,416     1.37%    $   516  $ 169,140    1.22%    $   489   $ 173,677    1.13%
                           =======  =========    =====     =======  =========   =====     =======   =========   =====

                                                                December 31, 2000                September 30, 2000
                                                           -----------------------------  -----------------------------
                                                             Net                  Net       Net                  Net
                                                           charge-   Average    charge-   charge-    Average   charge-
                                                            offs      balance   off rate   offs     balance    off rate
                                                           -----------------------------  -----------------------------
Retail (1) ............................................    $   159  $  76,654    0.83%    $   151   $  74,746    0.81%
Commercial banking ....................................        259     86,616    1.20         109      86,687    0.50
First USA .............................................        887     65,631    5.41         828      65,849    5.03
Other lines of business ...............................          4      7,407       -           3       7,122       -
                                                           -------  ---------             -------   ---------
Total-Managed (1) .....................................      1,309    236,308    2.22%      1,091     234,404    1.86%
                                                                                ======                          =====
Securitized ...........................................       (822)   (60,720)               (772)    (61,145)
                                                           -------  ---------             -------   ---------
Total-Reported ........................................    $   487  $ 175,588    1.11%    $   319   $ 173,259    0.74%
                                                           =======  =========   =====     =======   =========   =====

__________
(1) September 30, 2001, June 30, 2001, and March 31, 2001 amounts exclude $14 million, $24 million and $40 million, respectively, of charge-offs relating to part of a portfolio that has been accounted for as loans held at a discount, but viewed for management purposes as charge-offs. In Management's view, the inclusion of these amounts in charge-offs more accurately reflects the performance of the portfolio. See Retail LOB discussion on page 3 for further detail.

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

     The following table shows the components of, by line of business, the change in the Corporation's allowance for credit losses for the periods indicated:

                                                       September 30     June 30         March 31    December 31    September 30
(In millions)                                               2001          2001             2001          2000          2000
                                                      -------------- --------------  -------------- -------------- -------------
Line of Business
---------------------------------------------------

Balance, beginning of period .......................     $ 4,229        $ 4,205        $ 4,110         $ 3,090         $ 2,983

Charge-offs:
   Retail (1) ......................................         246            222            216             199             189
   Commercial Banking ..............................         256            266            287             284             122
   First USA (1) ...................................         123             94             78              69              59
   Other lines of business .........................          11             14              5               6              18
                                                         -------        -------        -------         -------         -------
        Total charge-offs ..........................         636            596            586             558             388

Recoveries:
   Retail ..........................................          37             45             50              40              38
   Commercial Banking ..............................          26             27             38              25              13
   First USA (1) ...................................           5              7              4               4               3
   Other lines of business .........................           2              1              5               2              15
                                                         -------        -------        -------         -------         -------
         Total recoveries ..........................          70             80             97              71              69

Net charge-offs:
   Retail (1) ......................................         209            177            166             159             151
   Commercial Banking ..............................         230            239            249             259             109
   First USA (1) ...................................         118             87             74              65              56
   Other lines of business .........................           9             13             --               4               3
                                                         -------        -------        -------         -------         -------
        Total net charge-offs ......................         566            516            489             487             319

Provision for credit losses:
   Retail (1) ......................................         247            201            244             364             207
   Commercial Banking ..............................         246            239            264           1,079             226
   First USA (1) ...................................         118             87             74              65              56
   Other lines of business .........................           9             13              3              (1)             27
                                                         -------        -------        -------         -------         -------
        Total provision for credit losses ..........         620            540            585           1,507             516

Transfers / other (2) ..............................         196             --             (1)             --             (90)
                                                         -------        -------        -------         -------         -------

Balance, end of period .............................     $ 4,479        $ 4,229        $ 4,205         $ 4,110         $ 3,090
                                                         =======        =======        =======         =======         =======

__________
(1)  On a reported basis.
(2) Transfers to the allowance for credit losses as of September 30, 2001 primarily represent the addition of the Wachovia credit card portfolio and all periods reflect transfers from the allowance of allocable credit reserves associated with consumer loan sale transactions, including securitization transactions.

   The composition of the Corporation's allowance for credit losses by line of business is as follows:

(Dollars in millions)         September 30, 2001       June 30, 2001         March 31, 2001         December 31, 2000
                             --------------------  --------------------   --------------------   ----------------------
Retail...................... $   990       22%     $   949        22%     $   924       22%      $  846        21%
Commercial Banking .........   3,067       68        3,056        72        3,058       72        3,044        73
First USA ..................     397        9          197         5          197        5          197         5
Other lines of business ....      25        1           27         1           26        1           23         1
                             -------     ----      --------     ----      -------     ----       ------      -----
    Total .................. $ 4,479      100%     $ 4,229       100%     $ 4,205      100%      $4,110       100%
                             =======     ====      =======      ====      =======     ====       ======      ====

Allowance as a % of
total loans:
 Retail ....................              1.35%                 1.27%                  1.21%                 1.09%
 Commercial Banking ........              4.09                  3.94                   3.72                  3.58
 First USA .................              4.73                  3.18                   3.58                  4.19
 Other lines of business....              0.33                  0.35                   0.34                  0.33
                                          ----                  ----                   ----                  ----
    Total ..................              2.73%                 2.54%                  2.45%                 2.36%
                                          ====                  ====                   ====                  ====

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

Accounting for Derivative Financial Instruments

     Effective January 1, 2001, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" as amended. The new standard significantly changed the accounting treatment for interest rate and foreign exchange derivatives the Corporation uses in its ALM activities. The new accounting treatment for ALM derivatives is described below. Cash flows from derivative financial instruments are reported net as operating activities.

Trading Derivative Instruments

     The Corporation's accounting policies for derivatives used in trading activities have not changed as the result of SFAS No. 133. A detailed discussion of accounting for trading derivative instruments is presented in the Corporation's 2000 Annual Report on Form 10-K beginning on page 38.

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

     Fair Value Hedge (primarily hedges of fixed rate interest-bearing instruments)-The change in fair value of both the hedging derivative and hedged item is recorded in current earnings. If a hedge is dedesignated prior to maturity, previous adjustments to the carrying value of the hedged item are recognized in earnings to match the earnings recognition pattern of the hedged item (e.g., level yield amortization if hedging an interest-bearing instrument).

     Cash Flow Hedge (primarily hedges of variable rate interest-bearing instruments)-The effective portion of the change in fair value of the hedging derivative is recorded in Accumulated Other Adjustments to Stockholders' Equity ("AOASE") and the ineffective portion directly in earnings. Amounts in AOASE are reclassified into earnings in a manner consistent with the earnings recognition pattern of the underlying hedged item (generally, reflected in interest expense). The total amount of such reclassification into earnings is projected to be charges of $114 million after-tax

($180 million pre-tax) over the next twelve months. The maximum length of time exposure to the variability of future cash flows for forecasted transactions hedged is 15 months. If a hedge is dedesignated prior to maturity, previous adjustments to AOASE are recognized in earnings to match the earnings recognition pattern of the hedged item (e.g., level yield amortization if hedging an interest-bearing instrument) or immediately recognized in current earnings if the hedged item is sold. The effect on earnings from the discontinuance of cash flow hedges as the forecasted transaction was not likely to occur was immaterial.

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

Hedges of the Net Investment in Foreign Operations

     In order to minimize the capital impact of translation gains or losses measured on an after-tax basis, the Corporation uses forward foreign exchange contracts to hedge the exposure relating to the net investment in foreign operations. The effective portion of the change in fair value of the hedging derivatives is recorded in AOASE as part of the cumulative translation adjustment. The amount of after-tax gains included in the cumulative translation adjustment during the nine months ended September 30, 2001, related to hedges of the foreign currency exposures of net investments in foreign operations, totaled $7 million.

Income Resulting from Derivative Financial Instruments

     The Corporation uses interest rate derivative financial instruments to reduce structural interest rate risk and the volatility of net interest margin. Net interest margin reflects the effective use of these derivatives. Without their use, net interest income for the three months ended September 30, 2001 and 2000, would have been lower by $17 million and $22 million, respectively. For the nine months ended September 30, 2001 and 2000, net interest income would have been lower by $38 million and $31 million, respectively.

     The amount of hedge ineffectiveness recognized for cash flow and fair value hedges in the quarter-ended September 30, 2001 was insignificant. No component of a hedging derivative instrument's gain or loss is excluded from the assessment of fair value and cash flow hedge effectiveness.

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

     The table below shows the impact of these master netting agreements:

(In millions)                                                                   September 30, 2001        June 30, 2001
                                                                                ------------------     ------------------
Gross replacement cost......................................................         $ 13,942                $10,535
   Less:  Adjustment due to master netting agreements ......................          (10,681)                (7,390)
                                                                                     --------                -------
Balance sheet credit exposure ..............................................         $  3,261                $ 3,145
                                                                                     ========                =======

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

     At September 30, 2001, the notional value of ALM interest rate swaps tied to specific assets or liabilities, firm commitments and forecasted transactions totaled $14.8 billion as follows:

                                                      Receive Fixed              Pay Fixed
 (In millions)                                        Pay Floating           Receive Floating
                                                 ----------------------  ---------------------------
                                                      Fair Value          Fair Value   Cash Flow       Total Swaps
                                                 ----------------------  --------------------------- ----------------
 Interest rate swaps associated with:
    Investment securities.......................        $    --             $  50       $   --           $    50
    Funds borrowed (including long-term debt) ..         10,239                --        4,522            14,761
                                                        -------             -----       ------           -------
        Total ..................................        $10,239             $  50       $4,522           $14,811
                                                        =======             =====       ======           =======

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

                              LOAN SECURITIZATIONS

     Investors in the beneficial interests of the securitized loans have no recourse against the Corporation if cash flows generated from the securitized loans are inadequate to service the obligations of the special purposes entity which issues the beneficial interests. To help ensure that adequate funds are available in the event of a shortfall, the Corporation is required to deposit funds into cash spread accounts if excess spread falls below certain minimum levels. Spread accounts are funded from excess spread that would normally be returned to the Corporation. In addition, various forms of other credit enhancement are provided to protect more senior investor interests from loss. Credit enhancements associated with credit card securitizations, such as cash collateral or spread accounts, totaled $198 million at September 30, 2001, and are classified on the balance sheet as other assets.

     For further discussion of Bank One's loan securitization process and other related disclosures, see pages 41-42 and pages 63-65 of the Corporation's 2000 Annual Report on Form 10-K.

     The following comprised the Corporation's managed credit card loans at September 30, 2001:

          (In millions)
          Owned credit card loans-held in portfolio................................................       $  4,757
          Owned credit card loans-held for future securitization ..................................          3,643
          Seller's interest in credit card loans (investment securities) ..........................         18,397
                                                                                                          --------
          Total credit card loans reflected on balance sheet ......................................         26,797
          Securities sold to investors and removed from balance sheet .............................         39,956
                                                                                                          --------

          Managed credit card loans ...............................................................       $ 66,753
                                                                                                          ========

     At September 30, 2001, the estimated fair value of seller's interest and interest-only strip from credit card securitizations were as follows:

  (In millions)....................................................................................
  Seller's interest ...............................................................................       $ 18,244
  Interest-only strip                                                                                          215
                                                                                                          --------
     Total interests in credit card securitizations ...............................................       $ 18,459
                                                                                                          ========

     For analytical purposes only, income statement line items adjusted for the net impact of securitization of credit card receivables for the periods indicated are as follows:

                                                            Credit Card                       Credit Card
                                                Reported  Securitizations Managed  Reported Securitizations    Managed
                                                --------  --------------- -------  -------- ---------------  -----------
(Dollars in millions)                           Three Months Ended September 30,    Three Months Ended September 30,
                                                               2001                                2000
                                                ------------------------------------------------------------------------
Net interest income-FTE basis.................. $    2,193   $  1,257   $    3,450  $    2,242    $  1,104   $    3,346
Provision for credit losses ...................        620        863        1,483         516         772        1,288
Noninterest income ............................      1,853       (395)       1,458       1,734        (332)       1,402
Noninterest expense ...........................      2,303          -        2,303       2,593           -        2,593
Net income ....................................        754          -          754         581           -          581

Total average loans ........................... $  165,416   $ 58,706   $  224,122  $  173,259    $ 61,145   $  234,404
Total average earning assets ..................    235,352     40,887      276,239     242,516      42,855      285,371
Total average assets ..........................    265,846     40,887      306,733     273,014      42,855      315,869
Net interest margin ...........................       3.70%     12.20%        4.95%       3.68%      10.25%        4.66%

Credit card delinquencies over 30 days as a
    percentage of ending credit card loan
    balances ..................................       3.19%      4.41%        4.25%       2.70%       4.26%        4.14%
Credit card delinquencies over 90 days as a
    percentage of ending credit card loan
    balances ..................................       1.40%      1.86%        1.80%       1.09%       1.84%        1.79%
Net credit card charge-offs as a percentage
    of average credit card loan balances ......       5.94%      5.88%        5.89%       4.73%       5.05%        5.03%


                                                Nine Months Ended September 30,     Nine Months Ended September 30,
                                                               2001                                2000
                                                ------------------------------------------------------------------------

Net interest income-FTE basis ................. $    6,496   $  3,506   $   10,002  $    6,727    $  3,460   $   10,187
Provision for credit losses ...................      1,745      2,614        4,359       1,891       2,515        4,406
Noninterest income ............................      5,251       (892)       4,359       3,843        (945)       2,898
Noninterest expense ...........................      6,845          -        6,845       8,761           -        8,761
Net income ....................................      2,097          -        2,097           1           -            1

Total average loans ........................... $  169,381   $ 58,702   $  228,083  $  170,485    $ 61,660   $  232,145
Total average earning assets ..................    238,861     40,358      279,219     240,227      43,821      284,048
Total average assets ..........................    267,860     40,358      308,218     271,524      43,821      315,345
Net interest margin ...........................       3.64%     11.61%        4.79%       3.74%      10.55%        4.79%

Net credit card charge-offs as a percentage
    of average credit card loan balances ......       5.81%      5.94%        5.93%       5.15%       5.44%        5.42%


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

     The tangible common equity to tangible managed assets ratio is also monitored. This ratio adds securitized credit card loans to reported total assets and is calculated net of total intangible assets. The tangible common equity to tangible managed assets ratio was 5.8% at September 30, 2001, and June 30, 2001. Tier 1 and Total Capital ratios were 8.4% and 8.2% and 11.7% and 11.6%, respectively, at September 30, 2001, and June 30, 2001.

     The Corporation's capital ratios that adhere to regulatory guidelines appear in the table below:

                                                                                                              Well-
                                                                                                           Capitalized
                                       September 30    June 30     March 31   December 31   September 30    Regulatory
                                           2001          2001        2001         2000         2000         Guidelines
                                       -------------  ----------  ----------- ------------ ------------    ------------
 Risk-based capital ratios:
      Tier 1 (1) .......................   8.4%          8.2%         7.8%         7.3%         7.5%            6.0
      Total (1) ........................  11.7          11.6         11.2         10.8         10.9            10.0
 Common equity/managed assets ..........   6.5           6.2          6.0          6.0          5.9
 Tangible common equity/tangible
      managed assets ...................   5.8           5.8          5.6          5.5          5.4
 Double leverage ratio  .............   102           105          106          108          109
 Dividend payout ratio .................    35            37           36          N/M           42

______
N/M-Not meaningful.
(1) Excludes $190 million of preferred stock called for redemption as of September 30, 2001.

     The components of the Corporation's regulatory risk-based capital and risk-weighted assets are as follows:

                                             September 30      June 30       March 31   December 31  September 30
(In millions)                                   2001             2001          2001         2000         2000
                                             ------------     ----------     ---------  -----------  ------------
Regulatory risk-based capital:
     Tier 1 capital.....................     $     21,330     $   21,243     $  20,727  $    19,824  $     20,433
     Tier 2 capital ....................            8,547          8,930         9,148        9,316         9,119
                                             ------------     ----------     ---------  -----------  ------------
     Total capital .....................     $     29,877     $   30,173     $  29,875  $    29,140  $     29,552
                                             ============     ==========     =========  ===========  ============
Total risk-weighted assets .............     $    254,943     $  259,372     $ 266,077  $   270,182  $    272,095
                                             ============     ==========     =========  ===========  ============

     In deriving Tier 1 and total capital, goodwill and other nonqualifying intangible assets are deducted as indicated:

                                             September 30      June 30       March 31   December 31  September 30
(In millions)                                   2001             2001          2001         2000         2000
                                             ------------     ----------     ---------  -----------  ------------
Goodwill ...............................     $      1,577     $      824     $     841  $       858  $        876
Other nonqualifying intangibles ........              289            273           299          375           405
                                             ------------     ----------     ---------  -----------  ------------
    Subtotal ...........................            1,866          1,097         1,140        1,233         1,281
Qualifying intangibles .................              442            205           205          214           235
                                             ------------     ----------     ---------  -----------  ------------
    Total intangibles ..................     $      2,308     $    1,302     $   1,345  $     1,447  $      1,516
                                             ============     ==========     =========  ===========  ============

Dividend Policy

     The Corporation's common stock dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain an adequate capital level and alternative investment opportunities. The common stock dividend payout ratio is targeted in the range of 25% - 30% of earnings over time. On October 16, 2001, the Corporation declared a quarterly common cash dividend of 21 cents per share, payable on January 1, 2002.

Double Leverage

     Double leverage is the extent to which the Corporation's resources are used to finance investments in subsidiaries. Double leverage was 102% at September 30, 2001, 105% at June 30, 2001 and 109% at September 30, 2000. Trust Preferred Capital Securities of $3.315 billion for the third quarter of 2001, $2.790 billion for the second quarter of 2001, and $2.489 billion in the prior year quarter were included in capital for purposes of this calculation.

Stock Repurchase Program and Other Capital Activities

     On September 17, 2001, the Corporation's Board of Directors approved the repurchase of up to $500 million of the Corporation's common stock. This buyback is part of the remaining 28.4 million shares of a buyback program authorized in May 1999. The timing of the purchases and the exact number of shares to be repurchased will depend on market conditions. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. In the third quarter 2001 the Corporation purchased 1.5 million shares of common stock at an average price of $29.47 per share, leaving 26.9 million shares available for repurchase under the buyback program.

     On November 1, 2001, the Corporation redeemed all outstanding preferred stock with cumulative and adjustable dividends, Series B and C, totaling $190 million. The redemption price for both of the Series B and C preferred stock was $100.00 per share, plus accrued and unpaid dividends totaling $1.00 per share and $1.083 per share, respectively.

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

     Forward-looking statements involve risks and uncertainties. Actual conditions, events or results may differ materially from those contemplated by a forward-looking statement. Factors that could cause this difference-many of which are beyond the Corporation's control-include the following, without limitation:

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

     . Competitive pressures among financial services companies may increase significantly.

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

                           Consolidated Balance Sheets
                      BANK ONE CORPORATION and Subsidiaries

                                                                              September 30     December 31   September 30
(Dollars in millions)                                                             2001            2000           2000
                                                                             -------------     -----------   ------------
Assets
Cash and due from banks ....................................................   $    16,553    $    17,291    $    15,388
Interest-bearing due from banks ............................................         3,307          5,210          9,919
Federal funds sold and securities under resale agreements ..................         9,459          4,737         12,666
Trading assets .............................................................         5,952          2,788          7,140
Derivative product assets ..................................................         3,261          2,322          3,492
Investment securities ......................................................        52,070         50,561         45,262
Loans ......................................................................       164,251        174,251        176,419
  Allowance for credit losses ..............................................        (4,479)        (4,110)        (3,090)
                                                                               -----------    -----------    -----------
  Loans, net ...............................................................       159,772        170,141        173,329
Premises and equipment, net ................................................         2,604          2,894          2,976
Customers' acceptance liability ............................................           296            402            511
Other assets ...............................................................        16,978         12,954         12,690
                                                                               -----------    -----------    -----------
                  Total assets .............................................   $   270,252    $   269,300    $   283,373
                                                                               ===========    ===========    ===========
Liabilities
Deposits:
       Demand ..............................................................   $    29,958    $    30,738    $    28,424
       Savings .............................................................        69,786         63,414         62,456
       Time:
         Under $100,000 ....................................................        21,741         25,302         24,495
         $100,000 and over .................................................        20,178         22,656         22,450
       Foreign offices .....................................................        20,722         24,967         26,305
                                                                               -----------    -----------    -----------
                  Total deposits ...........................................       162,385        167,077        164,130
Federal funds purchased and securities under repurchase agreements .........        16,696         12,120         23,983
Other short-term borrowings ................................................        10,901         18,003         19,800
Long-term debt .............................................................        41,046         38,428         40,152
Guaranteed preferred beneficial interest in the Corporation's junior subordinated debt.........................................................
                                                                                     3,315          2,483          2,489
Acceptances outstanding ....................................................           296            402            511
Derivative product liabilities .............................................         2,743          2,212          3,149
Other liabilities ..........................................................        12,488          9,940          9,927
                                                                               -----------    -----------    -----------
                  Total liabilities ........................................       249,870        250,665        264,141
Stockholders' Equity

Preferred stock ............................................................           190            190            190
Common stock-$0.01 par value ...............................................            12             12             12
Number of common shares (in thousands):
                                                                                 9/30/01        12/31/00       9/30/00
                                                                               -----------    -----------    -----------
      Authorized ...........................................................     4,000,000      2,500,000      2,500,000
      Issued ...............................................................     1,181,382      1,181,386      1,181,386

Surplus ....................................................................        10,332         10,487         10,584
Retained earnings ..........................................................        10,413          9,060          9,819
Accumulated other adjustments to stockholders' equity ......................           203             (5)           (71)
Deferred compensation ......................................................          (138)          (121)          (157)
Treasury stock, at cost, 14,301,000, 21,557,000, and 25,096,000 shares,
    respectively ...........................................................          (630)          (988)        (1,145)
                                                                               -----------    -----------    -----------
                  Total stockholders' equity ...............................        20,382         18,635         19,232
                                                                               -----------    -----------    -----------
                  Total liabilities and stockholders' equity ...............   $   270,252    $   269,300    $   283,373
                                                                               ===========    ===========    ===========

         The accompanying notes are an integral part of this statement.

                         Consolidated Income Statements
                      BANK ONE CORPORATION and Subsidiaries

                                                                                   Three Months Ended         Nine Months Ended
                                                                                       September 30             September 30
                                                                                   ---------------------     ---------------------
(In millions, except per share data)                                                  2001         2000         2001         2000
                                                                                   --------     --------     --------     --------
Net Interest Income:
     Interest income ...........................................................   $  4,179     $  5,185     $ 13,485     $ 14,904
     Interest expense ..........................................................      2,016        2,977        7,082        8,282
                                                                                   --------     --------     --------     --------
         Total net interest income .............................................      2,163        2,208        6,403        6,622

Noninterest Income:
Non-deposit service charges ....................................................        445          382        1,287        1,134
Credit card revenue ............................................................        767          669        1,909        1,724
Service charges on deposits ....................................................        388          320        1,079          975
Fiduciary and investment management fees .......................................        190          196          561          591
Investment securities gains (losses) ...........................................        (42)          47          (69)        (149)
Trading ........................................................................         70           58          196          119
Other income (losses) ..........................................................         35           62          288         (551)
                                                                                   --------     --------     --------     --------
         Total noninterest income ..............................................      1,853        1,734        5,251        3,843
                                                                                   --------     --------     --------     --------
         Total revenue, net of interest expense ................................      4,016        3,942       11,654       10,465

Provision for credit losses ....................................................        620          516        1,745        1,891

Noninterest Expense:
Salaries and employee benefits .................................................      1,046        1,159        3,138        3,502
Occupancy expense ..............................................................        175          175          506          520
Equipment expense ..............................................................        107          135          347          445
Outside service fees and processing ............................................        303          345          872        1,131
Marketing and development ......................................................        212          205          634          691
Telecommunications .............................................................        105           88          309          289
Other intangible amortization ..................................................         30           22           69          378
Goodwill amortization ..........................................................         17           17           52           52
Other ..........................................................................        308          449          921        1,545
                                                                                   --------     --------     --------     --------
         Total noninterest expense before merger and restructuring
            charges ............................................................      2,303        2,595        6,848        8,553
Merger-related and restructuring charges .......................................         --           (2)          (3)         208
                                                                                   --------     --------     --------     --------
         Total noninterest expense .............................................      2,303        2,593        6,845        8,761

Income (loss) before income taxes and cumulative effect of
  change in accounting principle ...............................................      1,093          833        3,064         (187)
Applicable income taxes (benefit) ..............................................        339          252          923         (188)
                                                                                   --------     --------     --------     --------
Income before cumulative effect of change in accounting principle ..............        754          581        2,141            1
Cumulative effect of change in accounting principle, net of taxes of $25........         --           --          (44)           --
                                                                                   --------     --------     --------     --------
Net Income .....................................................................   $    754     $    581     $  2,097     $      1
                                                                                   ========     ========     ========     ========
Net Income (Loss) Attributable to Common Stockholders' Equity ..................   $    751     $    578     $  2,088     $     (8)
                                                                                   ========     ========     ========     ========

Earnings (loss) per share before cumulative effect of change in accounting principle:
     Basic .....................................................................   $   0.64     $   0.50     $   1.82     $  (0.01)
                                                                                   ========     ========     ========     ========
     Diluted ...................................................................   $   0.64     $   0.50     $   1.82     $  (0.01)
                                                                                   ========     ========     ========     ========

Earnings (loss) per share:
     Basic .....................................................................   $   0.64     $   0.50     $   1.79     $  (0.01)
                                                                                   ========     ========     ========     ========
     Diluted ...................................................................   $   0.64     $   0.50     $   1.78     $  (0.01)
                                                                                   ========     ========     ========     ========

         The accompanying notes are an integral part of this statement.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      BANK ONE CORPORATION and Subsidiaries

                                                                                 Accumulated
                                                                                    Other
                                                                                Adjustments to                            Total
                                           Preferred Common            Retained  Stockholders'   Deferred    Treasury  Stockholders'
(In millions)                                Stock   Stock   Surplus   Earnings     Equity     Compensation    Stock     Equity
                                           -----------------------------------------------------------------------------------------
Balance-December 31, 1999                    $190     $12    $10,799   $ 11,037        $ (263)       $(118)   $(1,576)      $20,090
Net income (loss) ........................                                    1                                                   1
Change in fair value, investment
  securities-available for sale, net
  of taxes ...............................                                                192                                   192
                                                                       --------        ------                               -------
Net income and changes in accumulated
  other adjustments to stockholders'
  equity .................................                                    1           192                                   193
Cash dividends declared:
  Common stock ...........................                               (1,210)                                             (1,210)
  Preferred stock ........................                                   (9)                                                 (9)
Issuance of stock ........................                      (146)                                             457           311
Purchase of common stock .................                                                                        (16)          (16)
Employee Stock Program ...................                       (59)                                                           (59)
Awards granted, net of forfeitures and
amortization .............................                                                             (70)                     (70)
Other ....................................                       (10)                                   31        (19)            2
                                             ----     ---    -------   --------        ------        -----    -------       -------
Balance-September 30, 2000 ...............   $190     $12    $10,584   $  9,819        $  (71)       $(157)   $(1,145)      $19,232
                                             ====     ===    =======   ========        ======        =====    =======       =======



Balance-December 31, 2000                    $190     $12    $10,487   $  9,060        $   (5)       $(121)   $  (988)      $18,635
Net income ...............................                                2,097                                               2,097
Change in fair value, investment
  securities-available for sale, net
  of taxes ...............................                                                382                                   382
Change in fair value of cash-flow type
  hedge derivative securities net of
  taxes ..................................                                               (171)                                 (171)
Translation loss, net of hedge results
  and taxes ..............................                                                 (3)                                   (3)
                                                                       --------        ------                               -------
Net income and changes in accumulated
  other adjustments to stockholders'
  equity .................................                                2,097           208                                 2,305
Cash dividends declared:
  Common stock ...........................                                 (735)                                               (735)
  Preferred stock ........................                                   (9)                                                 (9)
Issuance of stock ........................                      (157)                                             403           246
Purchase of common stock .................                                                                        (45)          (45)
Awards granted, net of forfeitures and
amortization .............................                                                             (17)                     (17)
Other ....................................                         2                                                              2
                                             ----     ---    -------   --------        ------        -----    -------       -------
Balance-September 30, 2001 ...............   $190     $12    $10,332   $ 10,413        $  203        $(138)   $  (630)      $20,382
                                             ====     ===    =======   ========        ======        =====    =======       =======

         The accompanying notes are an integral part of this statement.

                      Consolidated Statement of Cash Flows
                      BANK ONE CORPORATION and Subsidiaries

                                                                                                                Nine Months Ended
                                                                                                                  September 30
                                                                                                           -------------------------
(In millions)                                                                                                 2001            2000
                                                                                                           -----------    ----------
Cash Flows from Operating Activities
 Net income ............................................................................................     $  2,097      $      1
 Adjustments to reconcile net income to net cash (used in) provided by operating activities:
    Depreciation and amortization ......................................................................          423           745
    Cumulative effect of accounting change .............................................................           69            --
    Provision for credit losses ........................................................................        1,745         1,891
    Investment securities losses, net ..................................................................           69           149
    Net decrease (increase) in net derivative product assets ...........................................          236          (303)
    Net (increase) decrease in trading assets ..........................................................       (3,241)        7,338
    Net increase in other assets .......................................................................         (753)         (439)
    Net increase in other liabilities ..................................................................        2,070         1,614
    Merger-related and restructuring charges ...........................................................           (3)          208
    Other operating adjustments ........................................................................         (784)           65
                                                                                                             --------      --------

 Net cash provided by operating activities .............................................................        1,928        11,269

 Cash Flows from Investing Activities
 Net increase in federal funds sold and securities under resale agreements .............................       (4,721)       (2,884)
 Securities available for sale:
    Purchases ..........................................................................................      (41,756)      (49,933)
    Maturities .........................................................................................       19,328         9,768
    Sales ..............................................................................................       17,028        36,805
 Credit card receivables securitized ...................................................................        3,845            --
 Net decrease (increase) in loans ......................................................................       12,221       (13,721)
 Purchase of Wachovia credit card business .............................................................       (5,776)           --
 Loan recoveries .......................................................................................          247           205
 Additions to premises and equipment ...................................................................         (209)           --
 Proceeds from sales of premises and equipment .........................................................           72            --
 All other investing activities, net ...................................................................          259        (1,055)
                                                                                                             --------      --------

 Net cash provided by (used in) investing activities ...................................................          538       (20,815)

 Cash Flows from Financing Activities
 Net (decrease) increase in deposits ...................................................................       (4,722)        1,752
 Net increase (decrease) in federal funds purchased and securities under repurchase
    agreements .........................................................................................        4,575         5,263
 Net (decrease) in other short-term borrowings .........................................................       (7,103)       (1,411)
 Proceeds from issuance of long-term debt ..............................................................       10,881        12,433
 Repayment of long-term debt ...........................................................................       (8,997)       (6,071)
 Purchase of common stock for treasury .................................................................          (45)           --
 Cash dividends paid ...................................................................................         (742)         (976)
 Proceeds from issuance of trust preferred capital securities ..........................................          825           915
 Proceeds from issuance of common and treasury stock ...................................................          164           136
 All other financing activities, net ...................................................................           23           (36)
                                                                                                             --------      --------

 Net cash (used in) provided by financing activities ...................................................       (5,141)       12,005

 Effect of Exchange Rate Changes on Cash and Cash Equivalents ..........................................           34           127
                                                                                                             --------      --------

 Net (Decrease) Increase in Cash and Cash Equivalents ..................................................       (2,641)        2,586
 Cash and Cash Equivalents at Beginning of Period ......................................................       22,501        22,721
                                                                                                             --------      --------

 Cash and Cash Equivalents at End of Period ............................................................     $ 19,860      $ 25,307
                                                                                                             ========      ========

          The accompanying notes are an integral part of this statement

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      BANK ONE CORPORATION and Subsidiaries

Note 1-Summary of Significant Accounting Policies

     Consolidated financial statements of Bank One have been prepared in conformity with generally accepted accounting principles. Management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes that could differ from actual results. Certain prior-year financial statement information has been reclassified to conform to the current year's financial statement presentation.

     Although the interim amounts are unaudited, they do reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods. All such adjustments are of a normal, recurring nature. Because the results from commercial banking operations are so closely related and responsive to changes in economic conditions, fiscal policy and monetary policy, and because the results for the investment securities and trading portfolios are largely market-driven, the results for any interim period are not necessarily indicative of the results that can be expected for the entire year.

     These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000.

Note 2-New and Pending Accounting Pronouncements

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

Accounting for Derivative Instruments and Hedging Activities

     Effective January 1, 2001, the Corporation adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), as amended. The new standard significantly changed the accounting treatment for interest rate and foreign exchange derivatives the Corporation uses in its asset and liability management activities. The Corporation's accounting for derivatives used in trading activities has not changed as the result of SFAS No. 133. Hedging derivatives are now recognized on the balance sheet at fair value as either assets or liabilities. Hedge ineffectiveness, if any, is calculated and recorded in current earnings. The accounting for the effective portion of the change in value of a hedging derivative is based on the nature of the hedge. See "Derivative Financial Instruments" on page 31 for detailed information on the Corporation's strategy in using derivative instruments in its asset and liability management and trading activities, as well as the new accounting principles and disclosure for derivative instruments pursuant to SFAS No. 133.

Recognition and Impairment of Certain Investments

     Effective April 1, 2001, the Corporation adopted Emerging Issues Task Force Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" ("EITF No. 99-20"). Under EITF No. 99-20, impairment on certain beneficial interests in securitized assets must be recognized when the asset's fair value is below its carrying value and there has been an adverse change in estimated cash flows. The effect of adopting EITF No. 99-20 was a one-time, non-cash charge to earnings of $44 million after-tax ($69 million pre-tax) or $0.04 per diluted share. This charge has been presented as a cumulative effect of a change in accounting principle in the income statement. The securities impacted by EITF No. 99-20 primarily involved collateralized debt obligations.

Business Combinations and Goodwill and Other Intangible Assets

     In July 2001, SFAS No. 141, "Business Combinations" ("SFAS No. 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") were issued. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but rather be tested at least annually for impairment. SFAS No. 142 is effective January 1, 2002 for calendar year companies, however, any acquired goodwill or intangible assets recorded in transactions closed subsequent to June 30, 2001 will be subject immediately to the nonamortization and amortization provisions of SFAS No. 142. As required under SFAS No. 142, the Company will discontinue the amortization of goodwill with an expected net carrying value of $789 million at the date of adoption and annual amortization of $70 million that resulted from business combinations prior to the adoption of SFAS No. 141. However, the Company continues to evaluate the additional effect, if any, that adoption of SFAS No. 141 and SFAS No. 142 will have on the Company's consolidated financial statements.

Impairment or Disposal of Long-Lived Assets

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which is effective for financial statements issued for fiscal years beginning after December 15, 2001. SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. The Corporation currently believes that the impact, if any, of adopting this statement will not be significant to its financial position and net income.

Note 3-Earnings per Share

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

                                                                    Three Months Ended     Nine Months Ended
                                                                         September 30         September 30
                                                                    --------------------  --------------------
(In millions, except per share data)                                   2001      2000       2001       2000
                                                                    ---------  ---------  ---------  ---------
Basic:
Income before cumulative effect of accounting change ............    $   754    $   581    $ 2,141    $     1
    Cumulative effect of accounting change ......................         --         --        (44)        --
                                                                     -------    -------    -------    -------
    Net income ..................................................        754        581      2,097          1
    Preferred stock dividends ...................................         (3)        (3)        (9)        (9)
                                                                     -------    -------    -------    -------
    Net income (loss) attributable to common stockholders'
       equity ...................................................    $   751    $   578    $ 2,088    $    (8)
                                                                     =======    =======    =======    =======
Diluted:
Income before cumulative effect of accounting change ............    $   754    $   581    $ 2,141    $     1
    Cumulative effect of accounting change ......................         --         --        (44)        --
                                                                     -------    -------    -------    -------
    Net income (loss) ...........................................        754        581      2,097          1
    Interest on convertible debentures, net of tax ..............         --          1         --         --
    Preferred stock dividends ...................................         (3)        (3)        (9)        (9)
                                                                     -------    -------    -------    -------
    Diluted income (loss) available to common stockholders ......    $   751    $   579    $ 2,088    $    (8)
                                                                     =======    =======    =======    =======

Average shares outstanding ......................................      1,168      1,156      1,166      1,152
Dilutive shares:
    Stock options ...............................................          7          8          8         --
    Convertible debentures ......................................         --          3         --         --
    Employee stock purchase plan ................................          1         --          1         --
                                                                     -------    -------    -------    -------
Average shares outstanding assuming full dilution ...............      1,176      1,167      1,175      1,152
                                                                     =======    =======    =======    =======

Earnings (loss) per share before cumulative effect of change in accounting principle:
    Basic .......................................................    $  0.64    $  0.50    $  1.82    $ (0.01)
                                                                     =======    =======    =======    =======
    Diluted .....................................................    $  0.64    $  0.50    $  1.82    $ (0.01)
                                                                     =======    =======    =======    =======
Earnings (loss) per share:
    Basic .......................................................    $  0.64    $  0.50    $  1.79    $ (0.01)
                                                                     =======    =======    =======    =======
    Diluted .....................................................    $  0.64    $  0.50    $  1.78    $ (0.01)
                                                                     =======    =======    =======    =======

Note 4-Acquisition

     On July 27, 2001 the Corporation completed its cash purchase of Wachovia's approximately $7.5 billion portfolio of consumer credit card receivables. The acquisition was accounted for under the provisions of SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. The first component of the transaction was the primary portfolio of $6.2 billion in receivables of credit card holders who are not customers of Wachovia's retail bank. The second component was the agent bank portfolio of $1.3 billion. On September 7, 2001 the Corporation announced its agreement with Wachovia to end the agent bank relationship and sell back to Wachovia the approximately $1.3 billion of consumer credit card receivables of customers who also have a Wachovia retail banking relationship. Under the terms of the agreement, Wachovia paid a $350 million termination fee and will reimburse the Corporation for the premium paid for the repurchased receivables and conversion costs related to the repurchase. The Corporation expects the primary Wachovia portfolio to add approximately $100 million annually to after-tax earnings.

Note 5-Second Quarter 2000 Restructuring Charge

     Actions under this restructuring plan have been completed, with only payments of identified obligations remaining, which consist primarily of lease obligations. Unpaid amounts totaled $59 million as of September 30, 2001, and will be paid as required over the contract period.

Note 6-Business Segments

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

     During the third quarter, certain organizational changes were made impacting the Corporate Investments and Commercial Banking businesses. The tax-oriented portfolio of Corporate Investments was transferred to Commercial Banking, while the principal investments and fixed income portfolios were transferred to Corporate/Unallocated. All results for prior periods conform to the current line of business organization.

     Aside from the United States, no single country or geographic region generates a significant portion of the Corporation's revenues or assets. In addition, there are no single customer concentrations of revenue or profitability.

     Data presented in the line of business tables prior to the caption entitled "Financial Performance" are included in the "Business Segments" section (see pages 2-19 for details).

Note 7-Interest Income and Interest Expense

     Details of interest income and expense are as follows:

                                                                           Three Months Ended      Nine Months Ended
                                                                              September 30           September 30
                                                                         --------------------------------------------
 (In millions)                                                              2001        2000      2001        2000
                                                                         ----------  ---------  ---------    --------
Interest Income
Loans, including fees ..............................................     $  3,191   $  3,919    $ 10,388   $ 11,265
Bank balances ......................................................           19        138         126        371
Federal funds sold and securities under resale agreements ..........           96        168         348        437
Trading assets .....................................................           78        139         246        340
Investment securities ..............................................          795        821       2,377      2,491
                                                                         --------   --------    --------   --------
         Total .....................................................        4,179      5,185      13,485     14,904

Interest Expense
Deposits ...........................................................        1,163      1,619       3,995      4,495
Federal funds purchased and securities under repurchase
   agreements ......................................................          145        311         553        858
Other short-term borrowings ........................................          113        319         594        924
Long-term debt .....................................................          595        728       1,940      2,005
                                                                         --------   --------    --------   --------
         Total .....................................................        2,016      2,977       7,082      8,282

Net Interest Income ................................................        2,163      2,208       6,403      6,622
Provision for credit losses ........................................          620        516       1,745      1,891
                                                                         --------   --------    --------   --------
Net Interest Income After Provision for Credit Losses ..............     $  1,543   $  1,692    $  4,658   $  4,731
                                                                         ========   ========    ========   ========

Note 8-Fair Value of Financial Instruments

     The carrying values and estimated fair values of financial instruments as of September 30, 2001 have not materially changed on a relative basis from the carrying values and estimated fair values of financial instruments disclosed as of December 31, 2000.

Note 9-Guaranteed Preferred Beneficial Interest in the Corporation's Junior Subordinated Debt

     As of September 30, 2001 the Corporation has sponsored ten trusts with a total aggregate issuance of $3.315 billion in trust preferred securities as follows:

                                         Trust Preferred                         Junior Subordinated Debt Owned by Trust
                            ---------------------------------------------  ----------------------------------------------------
                                                 Initial                      Initial
                                               Liquidation   Distribution    Principal                         Redeemable
(Dollars in millions)         Issuance Date        Value        Rate          Amount        Maturity            Beginning
                            ------------------- ----------- --------------- ------------------------------ ---------------------
Capital VI ..............     September 28, 2001    $525        7.20%         $541.2   October 15, 2031    October 15, 2006
Capital V ...............     January 30, 2001       300        8.00%          309.3   January 30, 2031    January 30, 2006
Capital IV ..............     August 30, 2000        160        3-mo LIBOR     164.9   September 1, 2030   See (1) below.
                                                                plus 1.50%
Capital III .............     August 30, 2000        475        8.75%          489.7   September 1, 2030   See (1) below.
Capital  II .............     August 8, 2000         280        8.50%          288.7   August 15, 2030     August 15, 2005
Capital   I .............     September 20, 1999     575        8.00%            593   September 15, 2029  September 20, 2004
First Chicago
NBD Capital 1 ...........     January 31, 1997       250        3-mo LIBOR       258   February 1, 2027    February 1, 2007
                                                                plus 0.55%
First USA
 Capital Trust I (2) ....     December 20, 1996      200        9.33%          206.2   January 15, 2027    January 15, 2007
First Chicago
NBD Institutional
 Capital A ..............     December 3, 1996       500        7.95%            515   December 1, 2026    December 1, 2006
First Chicago
NBD Institutional
 Capital B ..............     December 5, 1996       250        7.75%            258   December 1, 2026    December 1, 2006

______
(1) Redeemable at any time subject to approval by the Federal Reserve Board.
(2) The Corporation paid a premium of $36 million to repurchase $193 million of these securities in 1997.

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

Note 10-Supplemental Disclosures for Accumulated Other Adjustments to Stockholders' Equity

      Accumulated other adjustments to stockholders' equity is as follows:

(In millions)                                                                                    September 30   September 30
                                                                                                     2001           2000
                                                                                                 ------------   ------------
Fair value adjustment on investment securities-available for sale:
   Balance, beginning of period ...............................................................     $ (15)         $(271)
   Change in fair value, net of taxes of $(222) and $24, for the nine months ended
     September 30, 2001 and 2000, respectively ................................................       396            (35)
   Reclassification adjustment, net of taxes of $8 and $(131), for the nine months
     ended September 30, 2001 and 2000, respectively ..........................................       (14)           227
                                                                                                    -----          -----
   Balance, end of period .....................................................................       367            (79)

Fair value adjustment on derivative instruments-cash flow type hedges:
   Balance, beginning of period ...............................................................        --             --
   Transition adjustment at January 1, 2001, net of taxes of $56 ..............................       (98)            --
   Net change in fair value associated with current period hedging activities, net of
     taxes of $65, for the nine months ended September 30, 2001 ...............................      (132)            --
   Net reclassification into earnings, net of taxes of $29, for the nine months ended
     September 30, 2001 .......................................................................        59             --
                                                                                                    -----          -----
   Balance, end of period .....................................................................      (171)            --

 Accumulated translation adjustment:
   Balance, beginning of period ...............................................................        10              8
   Translation gain (losses), net of hedge results and taxes ..................................        (3)            --
                                                                                                    -----          -----
   Balance, end of period .....................................................................         7              8
                                                                                                    -----          -----
Total accumulated other adjustments to stockholders' equity ...................................     $ 203          $ (71)
                                                                                                    =====          =====

Note 11-Contingent Liabilities

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

Note 12-Investment Securities

   The following is a summary of the available for sale investment portfolio:

                                                                       Gross Unrealized  Gross Unrealized   Fair Value
September 30, 2001 (In millions)                       Amortized Cost        Gains            Losses       (Book Value)
                                                      ---------------- ----------------  ----------------  ------------
U.S. Treasury......................................        $ 1,445           $ 33              $(13)          $ 1,465
U.S. government agencies ..........................         21,124            490                (6)           21,608
States and political subdivisions .................          1,281             39                (2)            1,318
Interests in credit card securitized receivables...         18,382             77                 -            18,459
Other debt securities .............................          5,162             41               (48)            5,155
Equity securities (1) .............................          2,458              2               (28)            2,432
                                                           -------           ----              ----           -------
Total available for sale securities ...............        $49,842           $682              $(97)           50,437
                                                           =======           ====              ====
Venture capital and other investments (2) .........                                                             1,633
                                                                                                              -------
         Total investment securities ..............                                                           $52,070
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

                        Selected Statistical Information
                      BANK ONE CORPORATION and Subsidiaries

Average Balances/Net Interest Margin/Rates

----------------------------------------------------------------------------------------------------------------------------------
Three Months Ended                                                   September 30, 2001                     June 30, 2001

-------------------------------------------------------   ------------------------------------------------------------------------
(Income and rates on tax-equivalent basis)                  Average                  Average   Average                    Average
(Dollars in millions)                                       Balance     Interest       Rate    Balance        Interest       Rate
----------------------------------------------------------------------------------------------------------------------------------
Assets
Short-term investments ................................   $  12,704    $     117        3.65% $ 15,050       $     172       4.58%
Trading assets ........................................       6,982           78        4.43     7,276              85       4.69
Investment securities:
    U.S. government and federal agencies ..............      21,655          312        5.72    20,013             282       5.65
    States and political subdivisions .................       1,303           25        7.61     1,265              23       7.29
    Other .............................................      27,292          473        6.88    26,227             445       6.81
                                                          ---------    ---------      ------  --------       ---------     -------
       Total investment securities ....................      50,250          810        6.40    47,505             750       6.33
Loans: (1) ............................................     165,416        3,204        7.68   169,140           3,408       8.08
                                                          ---------    ---------      ------  --------       ---------     ------
       Total earning assets (2) .......................     235,352    $   4,209        7.10%  238,971       $   4,415       7.41%
                                                                       =========      ======  ========       =========     ======
Allowance for credit losses ...........................      (4,499)                           (4,255)
Other assets ..........................................      34,993                            33,543
                                                          ---------                           --------
       Total assets ...................................   $ 265,846                           $268,259
                                                          =========                           ========

Liabilities and Stockholders' Equity
Deposits-interest-bearing:
    Savings ...........................................   $  14,969    $      42        1.11% $ 15,888       $      45       1.14%
    Money market ......................................      53,189          305        2.28    48,914             330       2.71
    Time ..............................................      42,891          621        5.74    45,649             688       6.05
    Foreign offices (3) ...............................      21,817          195        3.55    22,782             249       4.38
                                                          ---------    ---------      ------  --------       ---------     ------
       Total deposits-interest-bearing ................     132,866        1,163        3.47   133,233           1,312       3.95
Federal funds purchased and securities under repurchase
   agreements .........................................      17,038          145        3.38    16,890             177       4.20
Other short-term borrowings ...........................      11,217          113        4.00    15,024             198       5.29
Long-term debt (4) ....................................      42,862          595        5.51    42,191             643       6.11
                                                          ---------    ---------      ------  --------       ---------     ------
       Total interest-bearing liabilities .............     203,983    $   2,016        3.92%  207,338       $   2,330       4.51%
                                                                       =========      ======                 =========     ======
Demand deposits .......................................      28,576                             28,575
Other liabilities .....................................      13,203                             13,039
Preferred stock .......................................         190                                190
Common stockholders' equity ...........................      19,894                             19,117
                                                          ---------                           --------
       Total liabilities and stockholders' equity .....   $ 265,846                           $ 268,259
                                                          =========                           =========

Interest income/earning assets (2) ....................                $   4,209        7.10%                $   4,415       7.41%
Interest expense/earning assets .......................                    2,016        3.40                     2,330       3.91
                                                                       ---------      ------                 ---------     ------
Net interest margin ...................................                $   2,193        3.70%                $   2,085       3.50%
                                                                       =========      ======                 =========     ======

____
(1) Nonperforming loans are included in average balances used to determine the average rate.
(2) Includes tax-equivalent adjustments based on federal income tax rate of 35%.
(3) Includes international banking facilities' deposit balances in domestic offices and balances of Edge Act and overseas offices.
(4)   Includes trust preferred capital securities.

---------------------------------------------------------------------------------------------------------------------
           March 31, 2001                        December 31, 2000                      September 30, 2000

---------------------------------------------------------------------------------------------------------------------
   Average                   Average      Average                   Average     Average                   Average
   Balance     Interest       Rate        Balance     Interest       Rate       Balance     Interest       Rate
---------------------------------------------------------------------------------------------------------------------
  $  12,221     $  185        6.14%      $  16,272     $  272        6.65%       $ 18,673   $   306        6.52%
      5,703         83        5.90           6,140        101        6.54           8,252       138        6.65

     19,327        274        5.75          14,765        228        6.14          12,163       212        6.93
      1,269         24        7.67           1,283         25        7.75           1,308        25        7.60
     30,141        572        7.70          29,485        620        8.37          28,861       603        8.31
  ---------     ------       -----       ---------     ------       -----        --------   -------       -----
     50,737        870        6.95          45,533        873        7.63          42,332       840        7.89
    173,677      3,816        8.91         175,588      3,961        8.97         173,259     3,935        9.04
  ---------     ------       -----       ---------     ------       -----        --------   -------       -----
    242,338     $4,954        8.29%        243,533     $5,207        8.51%        242,516   $ 5,219        8.56%
                ======       =====                     ======       =====                   =======       =====
     (4,216)                                (3,499)                                (3,036)
     31,392                                 33,319                                 33,534
  ---------                              ---------                               --------
  $ 269,514                              $ 273,353                               $273,014
  =========                              =========                               ========



  $  15,491     $   51        1.34%      $  15,543     $   57        1.46%       $ 16,287   $    62        1.51%
     47,006        384        3.31          47,084        429        3.62          47,080       419        3.54
     47,267        743        6.38          47,480        759        6.36          45,906       728        6.31
     24,081        342        5.76          25,950        397        6.09          26,228       410        6.22
  ---------     ------       -----       ---------     ------       -----        --------   -------       -----
    133,845      1,520        4.61         136,057      1,642        4.80         135,501     1,619        4.75

     17,129        231        5.47          18,564        284        6.09          19,331       311        6.40
     18,252        283        6.29          17,833        292        6.51          18,933       319        6.70
     41,781        702        6.81          41,395        742        7.13          41,018       728        7.06
  ---------     ------       -----       ---------     ------       -----        --------   -------       -----
    211,007     $2,736        5.26%        213,849     $2,960        5.51%        214,783   $ 2,977        5.51%
                ======       =====                     ======       =====                   =======       =====
     26,827                                 27,194                                 26,456
     12,675                                 12,943                                 12,706
        190                                    190                                    190
     18,815                                 19,177                                 18,879
  ---------                              ---------                               --------
  $ 269,514                              $ 273,353                               $273,014
  =========                              =========                               ========

                $4,954        8.29%                    $5,207        8.51%                  $ 5,219        8.56%
                 2,736        4.58                      2,960        4.84                     2,977        4.88
                ------       -----                     ------       -----                   -------       -----
                $2,218        3.71%                    $2,247        3.67%                  $ 2,242        3.68%
                ======       =====                     ======       =====                   =======       =====

                        Selected Statistical Information

                      BANK ONE CORPORATION and Subsidiaries

Average Balances/Net Interest Margin/Rates
------------------------------------------------------------------------------------------------------------------------------------
Nine Months Ended                                                     September 30, 2001                 September 30, 2000
------------------------------------------------------------- ----------------------------------------------------------------------
(Income and rates on tax-equivalent basis)                       Average               Average    Average                 Average
(Dollars in millions)                                            Balance    Interest     Rate     Balance     Interest      Rate
------------------------------------------------------------- ----------------------------------------------------------------------
Assets
Short-term investments .....................................  $   13,327   $    474      4.76%    $  17,166  $    808       6.29%
Trading assets .............................................       6,658        246      4.94         7,205       338       6.27
Investment securities:
    U.S. government and federal agencies ...................      20,340        868      5.71        14,285       730       6.83
    States and political subdivisions ......................       1,279         72      7.53         1,396        80       7.65
    Other ..................................................      27,876      1,490      7.15        29,690     1,742       7.84
                                                              ----------   --------     -----     ---------  --------      -----
       Total investment securities .........................      49,495      2,430      6.56        45,371     2,552       7.51
Loans: (1) .................................................     169,381     10,428      8.23       170,485    11,311       8.86
                                                              ----------   --------     -----     ---------  --------      -----
       Total earning assets (2) ............................     238,861   $ 13,578      7.60%      240,227  $ 15,009       8.35%
                                                                           ========     =====                ========      =====
Allowance for credit losses ................................      (4,320)                            (2,646)
Other assets ...............................................      33,319                             33,943
                                                              ----------                          ---------
       Total assets ........................................  $  267,860                          $ 271,524
                                                              ==========                          =========

Liabilities and Stockholders' Equity
Deposits-interest-bearing:
    Savings ................................................  $   15,447   $    138      1.19%    $  16,732  $    183       1.46%
    Money market ...........................................      49,726      1,019      2.74        47,710     1,229       3.44
    Time ...................................................      45,253      2,052      6.06        42,237     1,887       5.97
    Foreign offices (3) ....................................      22,885        786      4.59        28,166     1,196       5.67
                                                              ----------   --------     -----     ---------  --------      -----
       Total deposits-interest-bearing .....................     133,311      3,995      4.01       134,845     4,495       4.45
Federal funds purchased and securities under repurchase
   agreements ..............................................      17,019        553      4.34        19,094       858       6.00
Other short-term borrowings ................................      14,806        594      5.36        19,363       924       6.37
Long-term debt (4) .........................................      42,282      1,940      6.13        38,723     2,005       6.92
                                                              ----------   --------     -----     ---------  --------      -----
       Total interest-bearing liabilities ..................     207,418   $  7,082      4.56%      212,025  $  8,282       5.22%
                                                                           ========     =====                ========      =====
Demand deposits ............................................      27,999                             27,353
Other liabilities ..........................................      12,974                             12,505
Preferred stock ............................................         190                                190
Common stockholders' equity ................................      19,279                             19,451
                                                              ----------                          ---------
       Total liabilities and stockholders' equity ..........  $  267,860                          $ 271,524
                                                              ==========                          =========

Interest income/earning assets (2) .........................               $ 13,578      7.60%               $ 15,009       8.35%
Interest expense/earning assets ............................                  7,082      3.96                   8,282       4.61
                                                                           --------     -----                --------      -----
Net interest margin ........................................               $  6,496      3.64%               $  6,727       3.74%
                                                                           ========     =====                ========      =====

_______
(1) Nonperforming loans are included in average balances used to determine the average rate.
(2) Includes tax-equivalent adjustments based on federal income tax rate of 35%.
(3) Includes international banking facilities' deposit balances in domestic offices and balances of Edge Act and overseas offices.
(4)  Includes trust preferred capital securities.

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2001
                                             ------------------

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

                    1 BANK ONE PLAZA CHICAGO, ILLINOIS 60670
      --------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  312-732-4000
      --------------------------------------------------------------------
              (Registrant's telephone number, including area code)



--------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No ____
    ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 2001.

          Class                                Number of Shares Outstanding
--------------------------------               ----------------------------
Common Stock $0.01 par value                            1,166,044,287

                         Form 10-Q Cross-Reference Index

                                       PART I-FINANCIAL INFORMATION
                                       ----------------------------


ITEM 1.  Financial Statements
-----------------------------
                                                                                                     Page
                                                                                                     ----
            Consolidated Balance Sheets-
            September 30, 2001 and 2000, and December 31, 2000                                         38

            Consolidated Income Statements-
            Three months ended September 30, 2001 and 2000
            Nine months ended September 30, 2001 and 2000                                              39

            Consolidated Statements of Stockholders' Equity-
            Nine months ended September 30, 2001 and 2000                                              40

            Consolidated Statements of Cash Flows-
            Nine months ended September 30, 2001 and 2000                                              41

            Notes to Consolidated Financial Statements                                                 42

            Selected Statistical Information                                                           49

ITEM 2.  Management's Discussion and Analysis of Financial
----------------------------------------------------------
         Condition and Results of Operations                                                         2-37
         -----------------------------------

                                       PART II-OTHER INFORMATION
                                       -------------------------

ITEM 1.  Legal Proceedings                                                                             54
--------------------------

ITEM 2.  Changes in Securities                                                                         54
------------------------------

ITEM 3.  Defaults Upon Senior Securities                                                               54
----------------------------------------

ITEM 4.  Submission of Matters to a Vote of Security Holders                                           54
------------------------------------------------------------

ITEM 5.  Other Information                                                                             54
--------------------------

ITEM 6.  Exhibits and Reports on Form 8-K                                                              54
-----------------------------------------

Signatures                                                                                             55

                            PART II-OTHER INFORMATION

ITEM 1.  Legal Proceedings
--------------------------
            None

ITEM 2.  Changes in Securities
------------------------------
            None

ITEM 3.  Defaults Upon Senior Securities
----------------------------------------
            Not applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
            None

ITEM 5.  Other Information
--------------------------
            None

ITEM 6.  Exhibits and Reports on Form 8-K
------------------------------------------

    (a)     Exhibit 12-Statement re computation of ratios.

    (b) The Registrant filed the following Current Reports on Form 8-K during the quarter ended September 30, 2001.

            Date                Item Reported
            ----                --------------

        July 17, 2001         Registrant's July 17, 2001 press release
                              announcing its 2001 second quarter earnings.

        July 27, 2001         Registrant's July 26, 2001 press release
                              announcing highlights of its investor and analyst presentations that day.

        September 7, 2001     Registrant's September 7, 2001 press release
                              announcing that it and Wachovia Corporation will end their agent bank relationship.

        September 17, 2001    Registrant's September 17, 2001 press release
                              announcing its plan to repurchase up to $500 million of its common stock.

                                   SIGNATURES
                                   -----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                BANK ONE CORPORATION



Date           November 14, 2001                     /s/ James Dimon
     -------------------------------------      -------------------------------

                                                         James Dimon
                                                     Principal Executive Officer


Date           November 14, 2001                     /s/ Charles W. Scharf
     -------------------------------------      -------------------------------

                                                       Charles W. Scharf
                                                  Principal Financial Officer

Date           November 14, 2001                     /s/ Melissa J. Moore
     -------------------------------------      -------------------------------

                                                       Melissa J. Moore
                                                  Principal Accounting Officer

                              BANK ONE CORPORATION

                                  EXHIBIT INDEX
                                  -------------

Exhibit Number             Description of Exhibit
--------------             ----------------------

    12   -Statement re computation of ratios.