Form 10-K
period 2001-12-31
BANK ONE CORP
filed 2002-03-04
CIK 1067092

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001	Commission file number 001-15323

BANK ONE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	31-0738296
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1 Bank One Plaza, Chicago, Illinois 60670
(Address of principal executive offices including zip code)
Registrant’s telephone number, including area code: (312) 732-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, $0.01 par value	New York Stock Exchange
Chicago Stock Exchange
7 1/4% Subordinated Debentures Due 2004	New York Stock Exchange
8.10% Subordinated Notes Due 2002	New York Stock Exchange
Guarantee of 8.00% Preferred Securities of BANK ONE Capital I	New York Stock Exchange
Guarantee of 8.50% Preferred Securities of BANK ONE Capital II	New York Stock Exchange
Guarantee of 8.00% Preferred Securities of BANK ONE Capital V	New York Stock Exchange
Guarantee of 7.20% Preferred Securities of BANK ONE Capital VI	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes [✓] No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

The aggregate market value of voting stock held by nonaffiliates of the Corporation at December 31, 2001, was approximately $39 billion (based on the average price of such stock on February 21, 2002). At December 31, 2001, the Corporation had 1,166,966,431 shares of its Common Stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s 2001 Annual Report to Stockholders are incorporated by reference into Parts I, II and IV. Portions of the registrant’s Proxy Statement relating to the registrant’s 2002 Annual Meeting of Stockholders are incorporated by reference into Part III.

BANK ONE CORPORATION
2001 ANNUAL REPORT ON FORM 10-K

Cross Reference		Page
		Annual Report*	Form 10-K
PART I
Item 1.	Business
	Description of Business	25	1
	Business Segments	26-42
	Employees		1
	Competition		1
	Risk Management	47
	Monetary Policy and Economic Controls		1
	Supervision and Regulation		2-4
	Forward Looking Statements	69	4-5
	Financial Review	23-101
Item 2.	Properties		4
Item 3.	Legal Proceedings	95
Item 4.	Submission of Matters to a Vote of Security Holders	None

Executive Officers of the Registrant			10

PART II
Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	98-99, 101
Item 6.	Selected Financial Data	24, 101
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24-69
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	48-50
Item 8.	Financial Statements and Supplementary Data	70-101	6-8
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	(1)

PART III
Item 10.	Directors and Executive Officers of the Registrant	(2)
Item 11.	Executive Compensation	(2)
Item 12.	Security Ownership of Certain Beneficial Owners and Management	(2)
Item 13.	Certain Relationships and Related Transactions	(2)

PART IV
Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	70-73	11-13

*	The 2001 Annual Report to Stockholders, portions of which are incorporated by reference into this Form 10-K (the portions so incorporated being indicated by the pages referred to in this table).
(1)
The consolidated balance sheet for the year ended December 31, 2001 and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended were audited by KPMG LLP, whose report is included in the 2001 Annual Report to Stockholders. The consolidated balance sheet as of December 31, 2000 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2000 were audited by Arthur Andersen LLP, whose report is included on page 9 of this Form 10-K. The change in accountants was previously disclosed in Bank One’s Annual Report on Form 10-K for the year ended December 31, 2000.

(2)	The information required by Items 10, 11, 12 and 13, respectively, is contained under the following headings in Bank One’s definitive proxy statement dated March 1, 2002 and is expressly incorporated herein by reference:
Item 10—“Proposal 1—Election of Directors—Directors and Nominees’’ and ‘‘Section 16(a) Beneficial Ownership Reporting Compliance.’’
Item 11—‘‘Compensation of Executive Officers,’’ ‘‘Director Meeting Attendance and Fee Arrangements,’’ and ‘‘Transactions with Directors, Executive Officers, Stockholders and Associates—Organization, Compensation and Nominating Committee Interlocks and Insider Participation.’’
Item 12—‘‘Beneficial Ownership of Bank One’s Common Stock.’’
Item 13— ‘‘Transactions with Directors, Executive Officers, Stockholders and Associates.’’

DESCRIPTION OF BUSINESS

BANK ONE CORPORATION (“Bank One” or the “Corporation”) is a multibank bank holding company registered under the Bank Holding Company Act of 1956 (the “BHC Act”), and is headquartered in Chicago, Illinois. Bank One became a financial holding company (“FHC”) under the Gramm-Leach-Bliley Act of 1999 (the “GLB Act”) in August 2001. Bank One was incorporated in Delaware on April 9, 1998, to effect the merger (the “Merger”) of Banc One Corporation and First Chicago NBD Corporation. The Merger became effective on October 2, 1998.

Bank One provides domestic retail banking, finance and credit card services; worldwide commercial banking services; and trust and investment management services. Bank One operates banking offices in Arizona, Colorado, Florida, Illinois, Indiana, Kentucky, Louisiana, Michigan, Ohio, Oklahoma, Texas, Utah, West Virginia and Wisconsin and in certain international markets. Bank One also engages in other businesses related to banking and finance, including credit card and merchant processing, consumer and education finance, real estate-secured lending and servicing, insurance, venture capital, investment and merchant banking, trust, brokerage, investment management, leasing, community development and data processing. These activities are conducted through bank subsidiaries (collectively, the “Banks”) and nonbank subsidiaries. Prior to 2001, the Banks were operated under separate national or state charters in the 14 states in which the banking offices are located. In 2001, the Arizona, Florida, Louisiana, Utah and Texas Banks were consolidated into Bank One, National Association, headquartered in Chicago, Illinois. Further consolidations are contemplated for 2002.

EMPLOYEES

As of December 31, 2001, Bank One and its subsidiaries had 73,519 full time and part time employees with benefits. This figure does not include employees on long-term disability or employees of unconsolidated subsidiaries.

COMPETITION

Bank One and its subsidiaries face active competition in all of their principal activities, not only from other financial holding companies and commercial banks, but also from savings and loan associations, credit unions, finance companies, mortgage companies, leasing companies, insurance companies, mutual funds, securities brokers and dealers, other domestic and foreign financial institutions, and various nonfinancial institutions.

MONETARY POLICY AND ECONOMIC CONTROLS

The earnings of the Banks, and therefore the earnings of Bank One, are affected by the policies of regulatory authorities, including the Board of Governors of the Federal Reserve System (the ‘‘Federal Reserve Board’’). An important function of the Federal Reserve Board is to promote orderly economic growth by influencing interest rates and the supply of money and credit. Among the methods that have been used to achieve this objective are open market operations in United States government securities, changes in the discount rate for member bank borrowings and changes in reserve requirements against bank deposits. These methods are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, interest rates on loans and securities, and rates paid for deposits.

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

The GLB Act eliminated many of the restrictions placed on the activities of bank holding companies that become FHCs. Bank One became a FHC in August 2001. Among other things, the GLB Act repealed certain Glass-Steagall Act restrictions on affiliations between banks and securities firms, and amended the BHC Act to permit bank holding companies that are FHCs to engage in activities, and acquire companies engaged in activities, that are: financial in nature (including insurance underwriting, insurance company portfolio investment, financial advisory, securities underwriting, dealing and market-making, and merchant banking activities); incidental to financial activities; or complementary to financial activities if the Federal Reserve Board determines that they pose no substantial risk to the safety or soundness of depository institutions or the financial system in general. The GLB Act also permits national banks, under certain circumstances, to engage through special financial subsidiaries in the financial and other incidental activities authorized for FHCs.

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

Under the Federal Deposit Insurance Act, the Federal Deposit Insurance Corporation (“FDIC”) can hold any FDIC-insured depository institution liable for any loss the FDIC incurs, or reasonably expects to incur, in connection with (1) the default of any commonly controlled FDIC-insured depository institution or (2) any assistance provided by the FDIC to any commonly controlled depository institution that is in danger of default. ‘‘Default’’ is defined generally as the appointment of a conservator or receiver and ‘‘in danger of default’’ is defined generally as the existence of certain conditions indicating that a ‘‘default’’ is likely to occur absent regulatory assistance. All of the Banks are FDIC-insured depository institutions.

CAPITAL REQUIREMENTS

Bank One is subject to capital requirements and guidelines imposed on bank holding companies by the Federal Reserve Board. The OCC, the FDIC and the Federal Reserve Board impose similar requirements on the Banks within their respective jurisdictions. These capital requirements establish higher capital standards for banks and bank holding companies that assume greater risks. For this purpose, a bank holding company’s or bank’s assets and certain off-balance sheet commitments are assigned to four risk categories, each weighted differently based on credit risk. Total capital, in turn, is divided into three tiers:

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

Goodwill, certain intangible assets, and certain other assets must be deducted in calculating the sum of the core capital elements.

Bank One, like other bank holding companies, is required to maintain Tier 1 and total capital equal to at least 4% and 8%, respectively, of its total risk-weighted assets. At December 31, 2001, Bank One met both requirements, with Tier 1 and total capital equal to 8.6% and 12.2%, respectively, of its total risk-weighted assets. Each of the Banks was in compliance with its applicable minimum capital requirement at December 31, 2001.

The Federal Reserve Board, the FDIC and the OCC have incorporated market and interest rate risk components into their risk-based capital standards. Under these market risk requirements, capital is allocated to support the amount of market risk related to a financial institution’s ongoing trading activities.

The Federal Reserve Board also requires a minimum “leverage ratio” (Tier 1 capital to adjusted average assets) of 3% for bank holding companies that have the highest regulatory rating or have implemented the risk-based capital measures for market risk, or 4% for holding companies that do not meet either of these requirements. Each of the Banks is subject to similar requirements adopted by the applicable federal regulatory agency. At December 31, 2001, Bank One’s leverage ratio was 8.2%, and each of the Banks was in compliance with its applicable leverage ratio requirement.

While the federal banking regulators may set capital requirements higher than the minimums noted above if circumstances warrant it, no federal banking regulator has imposed any such special capital requirement on Bank One or the Banks.

Failure to meet capital requirements could subject a bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business, which are described below.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), among other things, identifies five capital categories (from “well capitalized” to “critically undercapitalized”) for insured depository institutions, and requires the respective federal bank regulatory agencies to take “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements within these categories.

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

As of December 31, 2001, each Bank was “well capitalized”. It should be noted, however, that a Bank’s capital category is determined solely for the purpose of applying the federal banking agencies’ “prompt corrective action” regulations; the capital category may not constitute an accurate representation of a Bank’s overall financial condition or prospects.

THE BANKS

Most of the Banks are national banking associations and, as such, are subject to regulation primarily by the OCC and, secondarily, by the FDIC and the Federal Reserve Board. Bank One’s state-chartered Banks are subject to regulation by the Federal Reserve Board, the FDIC and their respective state banking departments. The Banks’ operations in other countries are subject to various restrictions imposed by the laws of those countries.

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

OTHER

Bank One’s nonbank subsidiaries and banking-related business units are subject to regulation by various state and federal regulatory agencies and self-regulatory organizations. Activities subject to such regulation include investment management, investment advisory services, commodities and securities brokerage, insurance services and products, and securities dealing.

PROPERTIES

Bank One’s headquarters are in Chicago, Illinois. The 60-story building, located in the center of the Chicago ‘‘Loop’’ business district, is master-leased and has 1,750,000 square feet of space, of which Bank One occupies approximately 57%; the balance is subleased to other tenants. Bank One and its subsidiaries occupy more than 2,800 owned or leased domestic properties, including banking centers, operations facilities and commercial banking offices. In addition, Bank One has foreign offices in major cities in Canada, Mexico, Europe, Asia and Australia. These offices all are located in leased premises.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, Bank One may make or approve certain statements in future filings with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with Bank One’s approval that are not statements of historical fact and may constitute forward-looking statements. Forward-looking statements may relate to, without limitation, Bank One’s financial condition, results of operations, plans, objectives, future performance or business.

Words such as “believes”, “anticipates”, “expects”, “intends”, “plans”, “estimates”, “targeted” and similar expressions are intended to identify forward-looking statements but are not the only means to identify these statements.

Forward-looking statements involve risks and uncertainties. Actual conditions, events or results may differ materially from those contemplated by a forward-looking statement. Factors that could cause this difference – many of which are beyond Bank One’s control – include the following, without limitation:

•	Local, regional and international business, political or economic conditions may differ from those expected.

•	The effects of and changes in trade, monetary and fiscal policies and laws, including the Federal Reserve Board’s interest rate policies, may adversely affect Bank One’s business.

•	The timely development and acceptance of new products and services may be different than anticipated.

•
Technological changes instituted by Bank One and by persons who may affect Bank One’s business may be more difficult to accomplish or more expensive than anticipated or may have unforeseen consequences.

•	Acquisitions and integration of acquired businesses may be more difficult or expensive than expected.

•	The ability to increase market share and control expenses may be more difficult than anticipated.

•	Competitive pressures among financial services companies may increase significantly.

•	Changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) may adversely affect Bank One or its business.

•	Changes in accounting policies and practices, as may be adopted by regulatory agencies and the Financial Accounting Standards Board, may affect expected financial reporting.

•	The costs, effects and outcomes of litigation may adversely affect Bank One or its business.

•	Bank One may not manage the risks involved in the foregoing as well as anticipated.

Forward-looking statements speak only as of the date they are made. Bank One undertakes no obligation to update any forward-looking statement to reflect subsequent circumstances or events.

Average Balances/Net Interest Margin/Rates

BANK ONE CORPORATION and Subsidiaries

	Year Ended December 31
	2001			2000
(Income and rates on tax-equivalent basis)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
(Dollars in millions)
Assets
Short-term investments	$13,608	$563	4.14%	$16,941	$1,080	6.38%
Trading assets	6,615	309	4.67	6,937	439	6.33
Investment securities: (1)
U.S. government and federal agencies	21,091	1,200	5.69	14,406	958	6.65
States and political subdivisions	1,291	97	7.51	1,367	105	7.68
Other (2)	28,210	1,997	7.08	29,639	2,362	7.97

Total investment securities	50,592	3,294	6.51	45,412	3,425	7.54
Loans (3)	167,054	13,269	7.94	171,768	15,272	8.89

Total earning assets (4)	237,869	$17,435	7.33%	241,058	$20,216	8.39%

Allowance for credit losses	(4,373)			(2,860)
Other assets	34,085			33,786

Total assets	$267,581			$271,984

Liabilities and Stockholders’ Equity
Deposits—interest-bearing:
Savings	$15,463	$168	1.09%	$16,433	$240	1.46%
Money market	52,399	1,254	2.39	47,552	1,658	3.49
Time	43,792	2,573	5.88	43,555	2,646	6.08
Foreign offices (5)	21,648	900	4.16	27,609	1,593	5.77

Total deposits—interest-bearing	133,302	4,895	3.67	135,149	6,137	4.54
Federal funds purchased and securities under repurchase agreements	16,664	633	3.80	18,961	1,142	6.02
Other short-term borrowings	13,508	659	4.88	18,978	1,216	6.41
Long-term debt (6)	42,786	2,479	5.79	39,395	2,747	6.97

Total interest-bearing liabilities	206,260	$8,666	4.20%	212,483	$11,242	5.29%

Demand deposits	28,499			27,313
Other liabilities	13,093			12,616
Preferred stock	158			190
Common stockholders’ equity	19,751			19,382

Total liabilities and stockholders’ equity	$267,581			$271,984

Interest income/earning assets		$17,435	7.33%		$20,216	8.39%
Interest expense/earning assets		8,666	3.64		11,242	4.67

Net interest margin		$8,769	3.69%		$8,974	3.72%

(1)
Investment securities available for sale are based on their respective carrying values. Based on the amortized cost of investment securities available for sale, the average balance for 2001, 2000, 1999, 1998, and 1997 would be $50.653 billion, $45.500 billion, $46.612 billion, $33.415 billion, and $26.246 billion, respectively, and the average earned rate in 2001, 2000, 1999, 1998, and 1997 would be 6.50%, 7.53%, 7.11%, 7.12%, and 6.63%, respectively.

(2)
The Corporation’s undivided interest in securitized credit card receivables was reclassified from loans to investment securities during 1998. Such amounts averaged $18.761 billion for 2001, $18.447 billion for 2000, $16.048 billion for 1999 and $5.798 billion for 1998.

(3)	Nonperforming loans are included in average balances used to determine rates.
(4)	Includes tax-equivalent adjustments based on federal income tax rate of 35%.
(5)	Includes international banking facilities’ deposit balances in domestic offices and balances of Edge Act and overseas offices.
(6)	Includes trust preferred capital securities.

Year Ended December 31
1999			1998			1997
Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

$13,976	$678	4.85%	$14,632	$754	5.15%	$14,412	$801	5.56%
6,128	332	5.42	6,203	366	5.90	5,616	331	5.89

15,228	1,008	6.62	16,683	1,102	6.61	18,851	1,273	6.75
1,835	135	7.36	2,211	176	7.96	2,648	220	8.31
29,517	2,169	7.35	14,833	1,101	7.42	4,881	246	5.04

46,580	3,312	7.11	33,727	2,379	7.05	26,380	1,739	6.59
156,855	13,093	8.35	154,952	14,147	9.13	155,926	14,832	9.51

223,539	$17,415	7.79%	209,514	$17,646	8.42%	202,334	$17,703	8.75%

(2,290)			(2,731)			(2,751)
35,242			33,007			30,299

$256,491			$239,790			$229,882

$19,866	$310	1.56%	$20,710	$470	2.27%	$22,408	$519	2.32%
44,730	1,445	3.23	39,115	1,458	3.73	34,565	1,302	3.77
35,202	1,784	5.07	38,211	2,066	5.41	41,894	2,315	5.53
24,157	1,112	4.60	18,489	949	5.13	16,476	855	5.19

123,955	4,651	3.75	116,525	4,943	4.24	115,343	4,991	4.33
19,711	935	4.74	21,685	1,090	5.03	20,430	1,073	5.25
17,857	942	5.28	13,790	737	5.34	14,129	786	5.56
29,367	1,745	5.94	22,089	1,407	6.37	18,945	1,234	6.51

190,890	$8,273	4.33%	174,089	$8,177	4.70%	168,847	$8,084	4.79%

31,229			33,647			31,199
13,918			12,323			10,889
190			223			487
20,264			19,508			18,460

$256,491			$239,790			$229,882

	$17,415	7.79%		$17,646	8.42%		$17,703	8.75%
	8,273	3.70		8,177	3.90		8,084	4.00

	$9,142	4.09%		$9,469	4.52%		$9,619	4.75%

Analysis of Changes in Net Interest Income

The approximate effect on net interest income of volume and rate changes for 2001 and 2000 for the year ended December 31 follows:

	2001 over 2000			2000 over 1999
Year Ended December 31 (in millions)	Volume	Rate	Total	Volume	Rate	Total
Increase (decrease) in interest income:
Short-term investments	$(138)	$(379)	$(517)	$189	$213	$402
Trading assets	(15)	(115)	(130)	51	56	107
Investment securities:
U.S. government and federal agency	380	(138)	242	(55)	5	(50)
States and political subdivisions	(6)	(2)	(8)	(36)	6	(30)
Other	(101)	(264)	(365)	10	183	193
Loans	(374)	(1,629)	(2,003)	1,090	1,089	2,179

Total			(2,781)			2,801

Increase (decrease) in interest expense:
Deposits:
Savings	(11)	(61)	(72)	(50)	(20)	(70)
Money market	116	(520)	(404)	98	115	213
Time	14	(87)	(73)	507	355	862
Foreign offices	(248)	(445)	(693)	199	282	481
Federal funds purchased and securities under repurchase agreements	(87)	(422)	(509)	(45)	252	207
Other short-term borrowings	(267)	(290)	(557)	72	202	274
Long-term debt	196	(464)	(268)	699	303	1,002

Total			(2,576)			2,969

Decrease in net interest income			$(205)			$(168)

For purposes of this table, changes that are not due solely to volume or rate changes are allocated to volume.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors
of BANK ONE CORPORATION:

We have audited the accompanying consolidated balance sheet of BANK ONE CORPORATION (a Delaware corporation) and subsidiaries as of December 31, 2000 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of BANK ONE CORPORATION’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BANK ONE CORPORATION and subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

Chicago, Illinois
January 17, 2001

/S/	ARTHUR ANDERSEN LLP

EXECUTIVE OFFICERS OF THE REGISTRANT

Name and Age	Current Position Held with the Corporation and Effective Date First Elected to Office Indicated
James Dimon (45)	Director, Chairman and Chief Executive Officer (3/27/00)
Austin A. Adams (58)	Executive Vice President (3/1/01)
Linda Bammann (45)	Executive Vice President and Chief Risk Management Officer (5/15/01)
James S. Boshart, III (56)	Executive Vice President (9/5/00)
David E. Donovan (51)	Executive Vice President (6/4/01)
Christine A. Edwards (49)	Executive Vice President, Chief Legal Officer and Secretary (5/16/00)
Philip G. Heasley (52)	Executive Vice President (1/2/01)
David J. Kundert (59)	Executive Vice President (12/15/98)
Sarah L. McClelland (42)	Executive Vice President (9/4/00) and Chief Auditor (5 /15/01)
Charles W. Scharf (36)	Executive Vice President and Chief Financial Officer (6/12/00)
R. Michael Welborn (50)	Executive Vice President (5/16/00)

Messrs. Donovan, Kundert, and Welborn, and Ms. McClelland, each have served as an officer of Bank One, or a subsidiary or predecessor, for more than five years. The prior business experience of the other executive officers is set forth below:

James Dimon: November 1998-March 2000—private investor; October-November 1998—President, Citigroup, Inc., and Chairman and Co-Chief Executive Officer of Citigroup subsidiary Salomon Smith Barney Holdings, Inc.; November 1993-October 1998—President and Chief Operating Officer, Travelers Group, as well as executive positions with Travelers’ subsidiaries Smith Barney, Inc. and Salomon Smith Barney Holdings, Inc. during that period.

Austin A. Adams: 1985-February 2001—Executive Vice President of the Automation and Operations Group, First Union Corporation.

Linda Bammann: October 2000-May 2001—Senior Managing Director, Banc One Capital Markets, Inc.; April 1992-June 2000—Managing Director, UBS Warburg.

James S. Boshart, III: June 1998-September 2000—Co-Chief Executive Officer, Schroder Salomon Smith Barney; January 1998-June 1998—Head of Transition Team, Salomon Smith Barney; 1997-January 1998—Vice Chairman and Co-Head of Investment Banking, Salomon Smith Barney; 1995-1997—Head of Capital Markets, Smith Barney, Inc.

Christine A. Edwards: 1999-May 2000—Executive Vice President and Chief Legal Officer, ABN AMRO North America; 1997-1999—Executive Vice President, Chief Legal Officer and Secretary, Morgan Stanley Dean Witter; 1990-1997—Executive Vice President, General Counsel and Secretary, Dean Witter Discover & Co.

Philip G. Heasley: July 1999-November 2000—President and Chief Operating Officer, U.S. Bancorp; 1994-July 1999—Vice Chairman, U.S. Bancorp.

Charles W. Scharf: 1998-June 2000—Chief Financial Officer, Citigroup Global Corporate and Investment Bank; 1995-1998—Chief Financial Officer, Salomon Smith Barney, Inc.

Bank One’s executive officers serve until the annual meeting of the Board of Directors (April 16, 2002).

EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) Financial Statements.

Annual Report Pages
Consolidated Balance Sheets—December 31, 2001 and 2000	70
Consolidated Income Statements—Three Years Ended December 31, 2001	71
Consolidated Statements of Stockholders’ Equity—Three Years Ended December 31, 2001	72
Consolidated Statements of Cash Flows—Three Years Ended December 31, 2001	73
Notes to Consolidated Financial Statements	74-100

(2)	Financial Statement Schedules.

All schedules normally required by Form 10-K are omitted, since either they are not applicable or the required information is shown in the financial statements or the notes thereto.

(3) Exhibits.

3(A).	Bank One’s Restated Certificate of Incorporation, as amended.
3(B).	Bank One’s By-Laws, as amended [Exhibit 3(B) to Bank One’s 1999 Annual Report on Form 10-K (File No. 001-15323) incorporated herein by reference].
4.	Instruments defining the rights of security holders, including indentures.†
10(A).	BANK ONE CORPORATION Stock Performance Plan.*
10(B).	BANK ONE CORPORATION Director Stock Plan, as amended.*
10(C).	Summary of BANK ONE CORPORATION Supplemental Executive Retirement Plan [Exhibit 10(C) to Bank One’s 2000 Annual Report on Form 10-K (File No. 001-15323) incorporated herein by reference].*
10(D).	BANK ONE CORPORATION Deferred Compensation Plan, as amended [Exhibit 10(D) to Bank One’s 2000 Annual Report on Form 10-K (File No. 001-15323) incorporated herein by reference].*
10(E).	BANK ONE CORPORATION Supplemental Savings and Investment Plan [Exhibit 10(F) to Bank One’s 1999 Annual Report on Form 10-K (File No. 001-15323) incorporated herein by reference].*
10(F).	BANK ONE CORPORATION Supplemental Personal Pension Account Plan [Exhibit 10(G) to Bank One’s 1999 Annual Report on Form 10-K (File No. 001-15323) incorporated herein by reference].*
10(G).	Summary of BANK ONE CORPORATION Key Executive Change of Control Plan.*
10(H).	BANK ONE CORPORATION Executive Management Separation Plan.*
10(I).	BANK ONE CORPORATION Planning Group Annual Incentive Plan.*
10(J).	BANK ONE CORPORATION Investment Option Plan [Exhibit 10(K) to Bank One’s 1999 Annual Report on Form 10-K (File No. 001-15323) incorporated herein by reference].*
10(K).	BANK ONE CORPORATION Executive Life Insurance Plan [Exhibit 10(L) to Bank One’s 1999 Annual Report on Form 10-K (File No. 001-15323) incorporated herein by reference].*
10(L).	Summary of BANK ONE CORPORATION Executive Life Plus Plan [Exhibit 10(L) to Bank One’s 2000 Annual Report on Form 10-K (File No. 001-15323) incorporated herein by reference].*

10(M).	Summary of BANK ONE CORPORATION Director Deferred Compensation Plan [Exhibit 10(M) to Bank One’s 2000 Annual Report on Form 10-K (File No. 001-15323) incorporated herein by reference].*

10(N).	First Chicago Corporation Stock Incentive Plan, [Exhibit 10(P) to Bank One’s 1998 Annual Report on Form 10-K (File No. 333-60313) incorporated herein by reference].*

10(O).	NBD Bancorp, Inc. Performance Incentive Plan, as amended [Exhibit 10(Q) to Bank One’s 1998 Annual Report on Form 10-K (File No. 333-60313) incorporated herein by reference].*

10(P).	Revised and Restated Banc One Corporation 1989 Stock Incentive Plan [Exhibit 10.8 to Banc One Corporation’s 1997 Annual Report on Form 10-K (File No. 1-8552) incorporated herein by reference].*

10(Q).	Revised and Restated Banc One Corporation 1995 Stock Incentive Plan [Exhibit 10(Z) to Bank One’s 1998 Annual Report on Form 10-K (File No. 333-60313) incorporated herein by reference].*

10(R).
Agreement dated March 27, 2000, between BANK ONE CORPORATION and James Dimon [Exhibit 10(a) to Bank One’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000 (File No. 001-15323) incorporated herein by reference].*

12.	Statements re computation of ratios.

13.	Bank One Corporation 2001 Annual Report to Stockholders (pages 23-101).

21.	Subsidiaries of the Corporation.

23 (a).	Consent of KPMG LLP.

23 (b).	Consent of Arthur Andersen LLP.

Stockholders may request copies of any exhibit; Bank One will charge a fee to cover expenses to prepare and send any exhibit. Please send requests to: Bank One Corporation, Attn: Investor Relations, 1 Bank One Plaza, IL1-0738, Chicago, IL 60670-0738.

(b) Bank One filed the following Current Reports on Form 8-K during the quarter ended December 31, 2001:

Date	Item Reported

October 2, 2001	Announcement of the Corporation’s redemption of two series of its preferred stock.

October 3, 2001	Announcement of September 28, 2001 sale of Preferred Securities by BANK ONE Capital VI.

October 16, 2001	Announcement of third quarter 2001 earnings.

†
The total amount of securities authorized pursuant to any instrument defining the rights of holders of long-term debt of Bank One does not exceed 10% of the total assets of Bank One and its subsidiaries on a consolidated basis. Bank One hereby agrees to furnish to the Commission upon request a copy of any such instrument.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 4th day of February, 2002.

BA	NK ONE CORPORATION
(Registrant)

/S/ JAMES DIMON
By:
James Dimon
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, this 4th day of February, 2002.

/S/ JOHN H. BRYAN John H. Bryan Director	/S/ WILLIAM T. MCCORMICK, JR. William T. McCormick, Jr. Director
/S/ JAMES S. CROWN James S. Crown Director	/S/ HEIDI G. MILLER Heidi G. Miller Director
/S/ JAMES DIMON James Dimon Director	/s/ David C. Novak David C. Novak Director
/S/ MAUREEN A. FAY Maureen A. Fay Director	/S/ JOHN W. ROGERS, JR. John W. Rogers, Jr. Director
/S/ JOHN R. HALL John R. Hall Director	/S/ FREDERICK P. STRATTON, JR. Frederick P. Stratton, Jr. Director
/S/ LABAN P. JACKSON, JR. Laban P. Jackson, Jr. Director	/S/ ROBERT D. WALTER Robert D. Walter Director
/S/ JOHN W. KESSLER John W. Kessler Director	/S/ CHARLES W. SCHARF Charles W. Scharf Principal Financial Officer
/S/ RICHARD A. MANOOGIAN Richard A. Manoogian Director	/S/ MELISSA J. MOORE Melissa J. Moore Principal Accounting Officer