Form 10-Q
period 2002-03-31
BANK ONE CORP
filed 2002-05-15
CIK 1067092

                             BANK ONE CORPORATION
                          INDEX TO FINANCIAL REVIEW

            1     Five Quarter Summary of Selected Financial Information

            2     Five Quarter Summary of Other Financial Data

            3     Business Segment Results and Other Data

            15    Consolidated Results

            17    Risk Management

            18    Market Risk Management

            19    Credit Portfolio Composition

            22    Asset Quality

            26    Derivative Financial Instruments

            27    Loan Securitizations and Off-Balance Sheet Activities

            29    Capital Management

            31    Forward-Looking Statements

            32    Consolidated Financial Statements

            36    Notes to Consolidated Financial Statements

            41    Selected Statistical Information

            43    Form 10-Q

             FIVE QUARTER SUMMARY OF SELECTED FINANCIAL INFORMATION
                      BANK ONE CORPORATION AND SUBSIDIARIES

                                                                                        Three Months Ended
                                                            ------------------------------------------------------------------------
                                                             March 31      December 31      September 30      June 30      March 31
(In millions, except ratios and per share data)                2002/(3)/          2001              2001         2001          2001
------------------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA
Total revenue, net of interest expense                     $    4,152      $     4,207      $      4,016   $    3,846   $     3,792
Net interest income-
 fully taxable-equivalent ("FTE") basis                         2,235            2,273             2,193        2,085         2,218
Noninterest income                                              1,952            1,972             1,853        1,791         1,607
Provision for credit losses                                       665              765               620          540           585
Noninterest expense                                             2,345            2,706             2,303        2,306         2,236
Income before cumulative effect of change
 in accounting principle                                          787              541               754          708           679
Net income                                                        787              541               754          664           679

PER COMMON SHARE DATA
Income before cumulative effect of change
 in accounting principle:
    Basic                                                  $     0.67      $      0.46      $       0.64   $     0.60   $      0.58
    Diluted                                                      0.67             0.46              0.64         0.60          0.58
Net income:
    Basic                                                  $     0.67      $      0.46      $       0.64   $     0.57   $      0.58
    Diluted                                                      0.67             0.46              0.64         0.56          0.58
Cash dividends declared                                          0.21             0.21              0.21         0.21          0.21
Book value                                                      17.81            17.33             17.30        16.49         16.20

BALANCE SHEET DATA-ENDING BALANCES
Loans:
    Managed                                                $  209,519      $   218,102      $    222,604   $  223,390   $   229,942
    Reported                                                  152,126          156,733           164,251      166,576       171,427
Deposits                                                      158,803          167,530           162,385      164,299       163,555
Long-term debt/(1)/                                            44,194           43,418            44,361       41,693        42,197
Total assets:
    Managed                                                   297,998          306,304           310,207      312,244       315,104
    Reported                                                  262,947          268,954           270,252      272,412       274,352
Common stockholders' equity                                    20,913           20,226            20,192       19,261        18,876
Total stockholders' equity                                     20,913           20,226            20,382       19,451        19,066

CREDIT QUALITY RATIOS
Net charge-offs to average loans-managed/(2)/                    2.82%            2.84%             2.58%        2.50%         2.40%
Allowance for credit losses to period end loans                  2.97             2.89              2.73         2.54          2.45
Nonperforming assets to related assets                           2.58             2.35              1.96         1.77          1.55

FINANCIAL PERFORMANCE:
Return on average assets                                         1.21%            0.80%             1.13%        0.99%         1.02%
Return on average common equity                                  15.3             10.5              15.0         13.9          14.6
Net interest margin:
    Managed                                                      5.35             5.20              4.95         4.65          4.76
    Reported                                                     3.91             3.84              3.70         3.50          3.71
Efficiency ratio:
    Managed                                                      46.6             53.5              46.9         48.5          47.6
    Reported                                                     56.0             63.7              56.9         59.5          58.5
Employees                                                      73,864/(4)/      73,519            75,801       78,491        79,157
------------------------------------------------------------------------------------------------------------------------------------

                        BANK ONE CORPORATION AND SUBSIDIARIES

                                                                                        Three Months Ended
                                                            ------------------------------------------------------------------------
                                                             March 31      December 31      September 30      June 30      March 31
(In millions, except ratios and per share data)                2002/(3)/          2001              2001         2001          2001
------------------------------------------------------------------------------------------------------------------------------------
CAPITAL RATIOS
Risk-based capital:
    Tier 1                                                        9.0%             8.6%              8.4%          8.2%         7.8%
    Total                                                        12.7             12.2              11.7          11.6         11.2
Tangible common equity/tangible managed assets                    6.2              5.9               5.8           5.8          5.6

COMMON STOCK DATA
Average shares outstanding:
    Basic                                                       1,170            1,166             1,168         1,166        1,163
    Diluted                                                     1,179            1,174             1,176         1,176        1,173
Stock price, quarter-end                                     $  41.78      $     39.05      $      31.47      $  35.80     $  36.18
------------------------------------------------------------------------------------------------------------------------------------

/(1)/  Includes trust preferred capital securities.
/(2)/ Quarterly results include $1 million, $14 million, $14 million, $24 million, and $40 million, respectively, of charge-offs which are not so classified in the Corporation's GAAP financials because they are part of a portfolio which has been accounted for as loans held at a discount. The inclusion of these amounts in charge-offs more accurately reflects the performance of the portfolio. In the Corporation's financial statements, these items result in a higher provision in excess of net charge-offs.
/(3)/ Results include the effects of the consolidation of Paymentech, Inc. and Anexsys, LLC.
/(4)/ Includes the addition of 1,627 employees due to the consolidation of Paymentech and Anexsys.

             FIVE QUARTER SUMMARY OF OTHER FINANCIAL DATA

       The Corporation's consolidated operating financial results and ratios are as follows:

                                                                                        Three Months Ended/(2)/
                                                            ------------------------------------------------------------------------
                                                             March 31      December 31      September 30      June 30      March 31
(In millions, except ratios and per share data)                2002/(1)/          2001              2001         2001          2001
------------------------------------------------------------------------------------------------------------------------------------
Operating income                                             $      787    $       765      $        754      $   706      $    679
Operating earnings per share-diluted                         $     0.67    $      0.65      $       0.64      $  0.60      $   0.58
Return on average assets                                           1.21%          1.14%             1.13%        1.06%         1.02%
Return on average common equity                                    15.3           14.9              15.0         14.8          14.6
Net interest margin:
    Managed                                                        5.35           5.20              4.95         4.65          4.76
    Reported                                                       3.91           3.84              3.70         3.50          3.71
Efficiency ratio:
    Managed                                                        46.6           46.5              46.9         48.6          47.6
    Reported                                                       56.0           55.4              56.9         59.6          58.5
------------------------------------------------------------------------------------------------------------------------------------

/(1)/ Results include the effects of the consolidation of Paymentech and Anexsys.
/(2)/ These results and ratios exclude restructuring-related charges for all periods and June 30, 2001 excludes the cumulative effect of change in accounting principle.

                    BUSINESS SEGMENT RESULTS AND OTHER DATA

       BANK ONE CORPORATION and its subsidiaries ("Bank One" or the "Corporation") are managed on a line of business basis. The business segments' financial results presented reflects the current organization of the Corporation. For a detailed discussion of the various business activities of Bank One's business segments, see pages 27-40 of the Corporation's 2001 Annual Report.

The following table summarizes certain financial information by line of business for the periods indicated:

                                                       Operating Income (Loss)    Average Managed Assets
                                                            (In millions)              (In billions)
----------------------------------------------------------------------------------------------------------
Three Months Ended March 31                                 2002          2001         2002         2001
----------------------------------------------------------------------------------------------------------
Retail                                                 $     343     $     341    $      73    $      78
Commercial Banking                                           143           196           99          110
Credit Card                                                  239           148           71           68
Investment Management                                        114            82            8            8
Corporate                                                    (52)          (88)          48           45
----------------------------------------------------------------------------------------------------------
Total business segment operating income, net of tax    $     787     $     679    $     300    $     309
----------------------------------------------------------------------------------------------------------

       The information provided in the line of business tables beginning with the caption entitled "Financial Performance" are included herein for analytical purposes only and are based on management information systems, assumptions and methodologies that are under continual review.

RETAIL

       Retail provides a broad range of financial products and services, including deposits, investments, loans, insurance, and interactive banking to consumers and small business customers.

                                                                               Change
                                                                     ---------------------------
Three Months Ended March 31/(1)/           2002          2001          Amount          Percent
------------------------------------------------------------------------------------------------
(Dollars in millions)
Net Interest income-FTE                $   1,255     $   1,299         $   (44)              (3)%
   Banking fees and commissions/(2)/        118            122              (4)              (3)
   Credit card revenue/(3)/                  40             36               4               11
   Service charges on deposits/(4)/         201            185              16                9
   Trading/(5)/                              (1)            -               (1)               -
   Other income                               4             16             (12)             (75)
--------------------------------------------------------------------------------
Noninterest income                          362            359               3                1
--------------------------------------------------------------------------------
Total revenue                             1,617          1,658             (41)              (2)

Provision for credit losses                 267            244              23                9

   Salaries and employee benefits           364            363               1                -
   Other expense                            458            517             (59)             (11)
--------------------------------------------------------------------------------
Noninterest expense                         822            880             (58)              (7)
--------------------------------------------------------------------------------
Pretax operating income-FTE                 528            534              (6)              (1)
Tax expense and FTE adjustment              185            193              (8)              (4)
--------------------------------------------------------------------------------
Operating income                      $     343      $     341         $     2                1
------------------------------------------------------------------------------------------------

                                      3

                                                                               Change
                                                                     ---------------------------
Three Months Ended March 31/(1)/           2002          2001          Amount          Percent
------------------------------------------------------------------------------------------------
FINANCIAL PERFORMANCE:
Return on equity/(6)/                        22%           23%             (1)%
Efficiency ratio/(6)/                        51            53              (2)%
Headcount-full-time                      32,746        35,114          (2,368)              (7)%

ENDING BALANCES (in billions):
  Small business commercial           $    10.0     $     9.3         $   0.7                8
  Home equity                              29.9          30.8            (0.9)              (3)
  Vehicles:
    Loans                                  13.7          14.2            (0.5)              (4)
    Leases                                  5.4           8.0            (2.6)             (33)
  Other personal                            8.6          11.1            (2.5)             (23)
--------------------------------------------------------------------------------
Total loans                                67.6          73.4            (5.8)              (8)

Assets                                     71.3          76.9            (5.6)              (7)

  Demand deposits                          26.0          24.2             1.8                7
  Savings                                  37.9          33.3             4.6               14
  Time                                     24.9          31.2            (6.3)             (20)
--------------------------------------------------------------------------------
Total deposits                             88.8          88.7             0.1                -

Equity                                      6.2           6.0             0.2                3

AVERAGE BALANCES (in billions):
  Small business commercial           $    10.0     $     9.2         $   0.8                9
  Home equity                              30.1          31.1            (1.0)              (3)
  Vehicles:
   Loans                                   13.5          14.2            (0.7)              (5)
   Leases                                   5.7           8.2            (2.5)             (30)
  Other personal                            9.9          11.3            (1.4)             (12)
--------------------------------------------------------------------------------
Total loans                                69.2          74.0            (4.8)              (6)

Assets                                     72.9          78.2            (5.3)              (7)

  Demand deposits                          25.1          23.8             1.3                5
  Savings                                  37.1          32.5             4.6               14
  Time                                     25.4          31.9            (6.5)             (20)
--------------------------------------------------------------------------------
Total deposits                             87.6          88.2            (0.6)              (1)

Equity                                      6.2           5.9             0.3                5

CREDIT QUALITY (in millions):
Net charge-offs:
  Small business commercial           $      14     $      10         $     4               40
  Home equity                               130            73              57               78
  Vehicles:
   Loans/(7)/                                66            61               5                9
   Leases                                    30            28               2                6
  Other personal                             26            34              (8)             (24)
--------------------------------------------------------------------------------
  Total consumer/(7)/                       252           196              56               29
--------------------------------------------------------------------------------
Total net charge-offs/(7)/                  266           206              60               29
------------------------------------------------------------------------------------------------

                                                                                                            Change
                                                                                                    ------------------------
Three Months Ended March 31/(1)/                                          2002          2001          Amount       Percent
----------------------------------------------------------------------------------------------------------------------------
CREDIT QUALITY-continued (in millions):
Net charge-off ratios:
   Small business commercial                                              0.56%         0.43%           0.13%
   Home equity                                                            1.73          0.94            0.79
   Vehicles:
     Loans/(7)/                                                           1.96          1.71            0.25
     Leases                                                               2.11          1.38            0.73
   Other personal                                                         1.05          1.20           (0.15)
---------------------------------------------------------------------------------------------------------------
   Total consumer/(7)/                                                    1.70          1.21            0.49
---------------------------------------------------------------------------------------------------------------
Total net charge-offs/(7)/                                                1.54          1.11            0.43

Nonperforming assets:
   Small business commercial                                          $    318       $   231         $    87            38%
   Consumer/(8)/                                                         1,084           728             356            49
---------------------------------------------------------------------------------------------------------------
Total nonperforming loans                                                1,402           959             443            46
Other, including Other Real Estate Owned ("OREO")                          159            77              82           N/M
---------------------------------------------------------------------------------------------------------------
Total nonperforming assets                                               1,561         1,036             525            51

Allowance for credit losses                                           $  1,028       $   914         $   114            12
Allowance to period-end loans                                             1.52%         1.25%           0.27%
Allowance to nonperforming loans                                            73%           95%            (22)
Nonperforming assets to related assets                                    2.30%         1.41%           0.89

DISTRIBUTION:
Banking centers                                                          1,776         1,811             (35)           (2)
ATMs                                                                     5,109         5,762            (653)          (11)
# On-line customers (in thousands)                                       1,248           931             317            34
# Households (in thousands)                                              7,159         7,586            (427)           (6)
# Business customers (in thousands)                                        494           513             (19)           (4)
# Debit cards issued (in thousands)                                      4,404         4,293             111             3

INVESTMENTS:
Investment sales volume (in millions)                                 $  1,377       $ 1,138         $   239            21
----------------------------------------------------------------------------------------------------------------------------

N/M-Not meaningful
/(1)/ During the first quarter of 2002 the Dealer Commercial Services business was transferred from Retail to Commercial Banking. All results for prior periods conform to the current line of business organization.
/(2)/ Banking fees and commissions include insurance fees, documentary fees, loan servicing fees, commitment fees, mutual fund commissions, syndicated management fees, leasing fees, safe deposit fees, official checks fees, ATM interchange and miscellaneous other fee revenue.
/(3)/ Credit card revenue includes credit card fees, merchant fees and interchange fees.
/(4)/ Service charges on deposits include service charges on deposits, deficient balance fees, non-sufficient funds/overdraft fees and waived fees.
/(5)/  Trading includes trading and foreign exchange.
/(6)/  Ratios are based on operating income.
/(7)/ First quarter 2002 and 2001 results include $1 million and $40 million, respectively, of charge-offs which are not so classified in the Corporation's GAAP financials because they are part of a portfolio which has been accounted for as loans held at a discount. The inclusion of these amounts in charge-offs more accurately reflects the credit performance of the portfolio. In the Corporation's financial statements, these items results in a higher provision in excess of net charge-offs.
/(8)/ Includes consumer balances that are placed on nonaccrual status when the collection of contractual principal or interest becomes 90 days past due

       Retail reported first quarter operating income of $343 million, up 1% from the year-ago quarter. Lower operating expenses were offset by a decline in net interest income, driven by intentional reductions in certain lending portfolios, and an increase in the provision. Operating income increased 19% from the previous quarter, reflecting the seasonal impact of tax refund anticipation lending.

       Net interest income decreased 3% from the first quarter of 2001, primarily due to the intentional reductions of the auto lease and brokered home equity portfolios. Noninterest income rose 1% from the year-ago quarter, with higher deposit fees and investment commissions in part offset by lower loan fees.

       Noninterest expense was $822 million, a 7% decline from last year's first quarter, driven by improved efficiencies in operations and technology, the absence of goodwill amortization, and reductions in operating losses and headcount.

       The provision for credit losses was $267 million, up $23 million from the year-ago quarter, reflecting increased net charge-offs in the home equity portfolio, partially offset by the absence of reserve build. Compared to the fourth quarter of 2001, the provision decreased $49 million due to the absence of reserve build and lower net charge-offs in the small business and auto lending portfolios.

       Nonperforming assets were $1.561 billion, up $525 million from the first quarter of 2001 and $113 million from the fourth quarter, with both increases primarily driven by brokered home equity loans.

COMMERCIAL BANKING

       Commercial Banking offers a broad array of products, including global cash management, capital markets, commercial cards, investment management, and lending, to Corporate Banking and Middle Market Banking customers.

                                                                                                              Change
                                                                                                      ------------------------
Three Months Ended March 31/(1)/                                          2002/(9)/        2001         Amount       Percent
------------------------------------------------------------------------------------------------------------------------------
(Dollars in millions)
Net interest income-FTE                                                 $    655       $    715       $    (60)          (8)%

   Banking fees and commissions                                              175            163             12            7
   Credit card revenue                                                        14             22             (8)         (36)
   Service charges on deposits                                               184            132             52           39
   Fiduciary and investment management fees/(10)/                             (1)            (1)            -            -
   Trading                                                                    26             77            (51)         (66)
   Other income (loss)                                                       (27)            (6)           (21)         N/M
----------------------------------------------------------------------------------------------------------------
Noninterest income                                                           371            387            (16)          (4)
----------------------------------------------------------------------------------------------------------------
Total revenue                                                              1,026          1,102            (76)          (7)

Provision for credit losses                                                  281            264             17            6

   Salaries and employee benefits                                            269            274             (5)          (2)
   Other expense                                                             291            291              -            -
----------------------------------------------------------------------------------------------------------------
Noninterest expense                                                          560            565             (5)          (1)
----------------------------------------------------------------------------------------------------------------
Pretax operating income-FTE                                                  185            273            (88)         (32)
Tax expense and FTE adjustment                                                42             77            (35)         (45)
----------------------------------------------------------------------------------------------------------------
Operating income                                                        $    143       $    196       $    (53)         (27)
------------------------------------------------------------------------------------------------------------------------------
Memo: Revenue by activity/(11)/
   Lending-related revenue                                                   412            539           (127)         (24)
   Global Treasury Services                                                  429            383             46           12
   Capital markets/(12)/                                                     168            164              4            2
   Other                                                                      17             16              1            6

FINANCIAL PERFORMANCE:
Return on equity/(6)/                                                          8%            11%            (3)%
Efficiency ratio/(6)/                                                         55             51              4
Headcount-full-time/(13)/
   Corporate Banking (including Capital Markets)                           2,306          2,921           (615)         (21)
   Middle Market                                                           3,064          3,492           (428)         (12)
   Global Treasury Services                                                4,731          4,457            274            6
   Operations, Technology, and other Admin                                 2,203          2,167             36            2
----------------------------------------------------------------------------------------------------------------
Total headcount-full-time                                                 12,304         13,037           (733)          (6)
------------------------------------------------------------------------------------------------------------------------------

                                                                                                                 Change
                                                                                                         -----------------------
Three Months Ended March 31/(1)/                                          2002/(9)/          2001          Amount      Percent
--------------------------------------------------------------------------------------------------------------------------------
ENDING BALANCES (in billions):
Loans                                                                    $    69.0      $    84.9      $    (15.9)       (19)%
Assets                                                                        96.3          108.5           (12.2)       (11)

   Demand deposits                                                            22.4           20.3             2.1         10
   Savings                                                                     2.9            2.6             0.3         12
   Time                                                                       11.1            6.0             5.1         85
   Foreign offices                                                             7.0            6.6             0.4          6
-------------------------------------------------------------------------------------------------------------------
Total deposits                                                                43.4           35.5             7.9         22

Equity                                                                         7.4            7.2             0.2          3
AVERAGE BALANCES (in billions):
Loans                                                                    $    71.1      $    87.0      $    (15.9)       (18)
Assets                                                                        99.3          110.1           (10.8)       (10)

   Demand deposits                                                            22.7           20.6             2.1         10
   Savings                                                                     3.0            2.6             0.4         15
   Time                                                                       17.2            5.9            11.3        N/M
   Foreign offices                                                             8.2            7.1             1.1         15
-------------------------------------------------------------------------------------------------------------------
Total deposits                                                                51.1           36.2            14.9         41
Equity                                                                         7.4            7.2             0.2          3
CREDIT QUALITY (in millions):
Net Commercial Banking charge-offs                                       $     281      $     249      $       32         13
Net Commercial Banking charge-off ratio                                       1.58%          1.14%           0.44%
Nonperforming assets:
   Commercial Banking nonperforming loans                                $   2,257      $   1,544      $      713         46
   Other, including OREO                                                        33             19              14         74
-------------------------------------------------------------------------------------------------------------------
Total nonperforming assets                                                   2,290          1,563             727         47

Allowance for credit losses                                              $   3,071      $   3,068      $        3          -
Allowance to period-end loans                                                 4.45%          3.61%           0.84%
Allowance to nonperforming loans                                               136            199             (63)
Nonperforming assets to related assets                                        3.32           1.84            1.48

CORPORATE BANKING (in billions):
Loans-ending balance                                                     $    34.7      $    47.8      $    (13.1)       (27)
     -average balance                                                         36.0           49.9           (13.9)       (28)

Deposits-ending balance                                                  $    21.5      $    17.4      $      4.1         24
        -average balance                                                      29.1           18.0            11.1         62

Credit Quality (in millions):
Net charge-offs                                                          $     163      $     186      $      (23)       (12)
Net charge-off ratio                                                          1.81%          1.49%           0.32%
Nonperforming loans                                                      $   1,170      $     952      $      218         23
Nonperforming loans to total loans                                            3.37%          1.99%           1.38%

SYNDICATIONS:
Lead Arranger Deals:
Volume (in billions)                                                     $    14.9      $    14.5      $      0.4          3
Number of transactions                                                          45             49              (4)        (8)
League table standing-rank                                                       4              4               -          -
League table standing-market share                                               9%             6%              3%
--------------------------------------------------------------------------------------------------------------------------------

                                                                                                                 Change
                                                                                                         -----------------------
Three Months Ended March 31/(1)/                                          2002/(9)/          2001          Amount      Percent
--------------------------------------------------------------------------------------------------------------------------------
MIDDLE MARKET BANKING (in billions):
Loans-ending balance                                                     $    34.3      $    37.1      $    (2.8)        (8)%
     -average balance                                                         35.1           37.1           (2.0)        (5)

Deposits-ending balance                                                       21.9           18.1            3.8         21
        -average balance                                                      22.0           18.2            3.8         21

Credit Quality (in millions):
Net charge-offs                                                          $     118      $      63      $      55         87
Net charge-off ratio                                                          1.34%          0.68%          0.66%
Nonperforming loans                                                      $   1,087      $     592      $     495         84
Nonperforming loans to total loans                                            3.17%          1.60%          1.57%
--------------------------------------------------------------------------------------------------------------------------------

For additional footnote detail see page 5.
/(9)/ Results include the effect of consolidating Anexsys, which had an immaterial impact on revenue and expense and no impact on operating income. Headcount increased by 276.
/(10)/ Fiduciary and investment management fees include asset management fees, personal trust fees, other trust fees and advisory fees.
/(11)/ Prior periods have been adjusted to conform to the current organization. /(12)/ Capital markets includes trading revenues and underwriting, syndicated lending and advisory fees.
/(13)/ Prior period headcount data has been adjusted for the transfer of the Cash Vault Services business from Commercial to Corporate.

       Commercial Banking reported first quarter operating income of $143 million, down $53 million from the year-ago quarter, primarily due to lower net interest income driven by the intentional reduction of Corporate Banking credit exposure. Operating income declined 3% from the previous quarter, reflecting lower revenue, partially offset by lower provision and noninterest expense.

       Net interest income of $655 million declined 8% from the year-ago quarter, driven by a reduction of $15.9 billion, or 18% in average loans. Partially offsetting this decline, net interest income benefited from higher average deposit levels.

       Noninterest income was $371 million, down 4% from the first quarter of 2001. Banking fees and commissions increased 7%, primarily due to growth in the asset backed finance and investment grade bond underwriting businesses. Service charges on deposits increased 39%, reflecting improvement in Global-Treasury Services ("GTS") volumes and pricing as well as a shift in the payment of services to fees from net interest income due to the lower value of customers' compensating deposit balances. Trading revenue decreased 66%, reflecting a decline in the fair value of credit derivatives used to manage credit risk as well as lower foreign exchange and fixed income revenue.

       Noninterest expense was $560 million, down 1% from the year-ago quarter.

       Corporate Banking net charge-offs were $163 million, or 1.81% of average loans, up from 1.49% a year ago and 1.72% in the fourth quarter. First quarter charge-offs included $63 million of loans sold and held for sale, compared to $89 million in the year-ago quarter and $26 million in the fourth quarter. Middle Market net charge-offs were $118 million, or 1.34% of average loans, up from 0.68% in the year-ago quarter and down from 1.75% in the fourth quarter.

       The allowance for credit losses at March 31, 2002, was $3.071 billion, essentially unchanged from the fourth quarter and first quarter 2001, and represented 4.45% of period-end loans. Nonperforming loans at March 31, 2002, were $2.257 billion, up 6% from the fourth quarter, driven primarily by a 12% increase in Middle Market nonperforming loans.

CREDIT CARD

       Credit Card is the third largest credit card provider in the United States and the largest VISA(R) credit card issuer in the world with $65 billion in managed credit card receivables.

                                                                                                                  Change
                                                                                                         -----------------------
Three Months Ended March 31                                               2002/(14)/          2001          Amount      Percent
--------------------------------------------------------------------------------------------------------------------------------
(Dollars in millions-managed basis)
Net interest income-FTE                                                  $    1,555     $    1,391        $    164          12%

   Banking fees and commissions                                                  25             25              -            -
   Credit card revenue                                                          395            247             148          60
   Other income (loss)                                                          (18)            37             (55)        N/M
--------------------------------------------------------------------------------------------------------------------
Noninterest income                                                              402            309              93          30
--------------------------------------------------------------------------------------------------------------------
Total revenue                                                                 1,957          1,700             257          15

Provision for credit losses                                                     943            950              (7)         (1)

   Salaries and employee benefits                                               146            129              17          13
   Other expense                                                                475            385              90          23
--------------------------------------------------------------------------------------------------------------------
Noninterest expense                                                             621            514             107          21
--------------------------------------------------------------------------------------------------------------------
Pretax operating income-FTE                                                     393            236             157          67
Tax expense and FTE adjustment                                                  154             88              66          75
--------------------------------------------------------------------------------------------------------------------
Operating income                                                         $      239     $      148        $     91          61
--------------------------------------------------------------------------------------------------------------------------------
Memo: Net securitization gains (amortization)                                   (31)           (1)             (30)        N/M

FINANCIAL PERFORMANCE:
% of average outstandings:
   Net interest income-FTE                                                     9.51%          8.63%           0.88%
   Provision for credit losses                                                 5.77           5.89           (0.12)
   Noninterest income                                                          2.46           1.92            0.54
     Risk adjusted margin                                                      6.20           4.66            1.54
   Noninterest expense                                                         3.80           3.19            0.61
   Pretax income-FTE                                                           2.40           1.46            0.94
--------------------------------------------------------------------------------------------------------------------
   Operating income                                                            1.46           0.92            0.54

Return on equity/(6)/                                                            15             10               5
Efficiency ratio/(6)/                                                            32             30               2
Headcount-full-time                                                          10,718         11,122            (404)         (4)

ENDING BALANCES (in billions):
   Owned                                                                 $      7.4     $      5.5        $    1.9          35
   Seller's interest                                                           22.3           17.8             4.5          25
--------------------------------------------------------------------------------------------------------------------
   Loans on balance sheet                                                      29.7           23.3             6.4          27
   Securitized                                                                 35.1           40.7            (5.6)        (14)
--------------------------------------------------------------------------------------------------------------------
Loans                                                                          64.8           64.0             0.8           1

Assets                                                                         70.0           67.1             2.9           4
Equity                                                                          6.4            6.2             0.2           3
--------------------------------------------------------------------------------------------------------------------------------

                                                                                     Change
                                                                             -----------------------
Three Months Ended March 31                          2002/(14)/       2001      Amount    Percent
----------------------------------------------------------------------------------------------------
(Managed basis)
AVERAGE BALANCES (in billions):
   Owned                                          $     7.2       $    5.2    $    2.0         38%
   Seller's interest                                   22.5           20.6         1.9          9
----------------------------------------------------------------------------------------
   Loans on balance sheet                              29.7           25.8         3.9         15
   Securitized                                         36.6           39.6        (3.0)        (8)
----------------------------------------------------------------------------------------
Loans                                                  66.3           65.4         0.9          1

Assets                                                 71.4           68.2         3.2          5
Equity                                                  6.4            6.2         0.2          3

CREDIT QUALITY (in millions):
Net charge-offs:
   Credit card-managed                            $     943       $    950    $     (7)        (1)

Net charge-off ratios:
   Credit card-managed                                 5.69%          5.81%      (0.12)%
   12-month lagged/(15)/                               5.77           5.66        0.11

Delinquency ratio:
   30+ days                                            4.27           4.33       (0.06)
   90+ days                                            1.96           2.02       (0.06)

Allowance for credit losses                       $     396       $    197    $    199        N/M
Allowance to period-end owned loans                    5.35%          3.58%       1.77%

OTHER DATA:
   Charge volume (in billions)                    $    34.0       $   32.5    $    1.5          5
   New accounts opened (in thousands)                   941            775         166         21
   Cards issued (in thousands)                       53,965         50,644       3,321          7
   Number of FirstUSA.com customers (in millions)       2.3            2.4        (0.1)        (4)
----------------------------------------------------------------------------------------------------

For additional footnote detail see page 5.
/(14)/ Results include the effect of consolidating Paymentech. Headcount increased by 1,351.
/(15)/ 1Q02 ratios include Wachovia net charge-offs but exclude Wachovia 1Q01 loans.

       Credit Card reported first quarter operating income of $239 million, up $91 million from the year-ago quarter, reflecting higher net interest income. Operating income decreased $87 million from the fourth quarter due to seasonality, lower volume-related revenue, higher losses and increased marketing expense. First quarter results reflect the consolidation of the Corporation's interest in Paymentech, a leading merchant processor, which was previously recorded under the equity method of accounting. The new consolidated basis increased certain balance sheet categories, net interest income by $3 million, noninterest income by $77 million, and noninterest expense by $70 million, but had no impact on operating income.

       Managed loans were $64.8 billion at March 31, 2002, up $800 million from the year-ago period, including the addition of the Wachovia portfolio. Managed loans declined $3.4 billion from December 31, 2001. Credit Card opened 941,000 new accounts during the quarter, a 21% increase from the first quarter of 2001.

       Total revenue was $1.957 billion for the quarter, a 15% improvement from one year ago, driven by the addition of the Wachovia portfolio, the benefit of lower interest rates and the consolidation of Paymentech, partially offset by lower volume-related revenue and no new securitization activity.

       Noninterest expense totaled $621 million, up 21% from the year-ago quarter, reflecting the Paymentech consolidation, the addition of the Wachovia portfolio and higher marketing expense, partially offset by lower processing costs.

       The managed provision for credit losses was $943 million, a 1% decrease from the year-ago quarter, reflecting lower losses, partially offset by the Wachovia portfolio. The managed charge-off rate was 5.69%, compared to 5.81% in the year-ago quarter and 5.59% in the fourth quarter. The managed 30-day delinquency rate was 4.27%, down from 4.33% in the year-ago quarter and 4.46% in the fourth quarter.

       In 2001, the Corporation acquired the Wachovia credit card business, including an agent bank portfolio, which was subsequently sold back to Wachovia and the final settlement was completed in the second quarter 2002.

INVESTMENT MANAGEMENT

       The Investment Management Group (IMG) provides investment, insurance, trust and private banking services to individuals. IMG also provides investment and investment related services, including retirement and custody services, securities lending and corporate trust to institutions.

                                                                                Change
                                                                        ------------------------
Three Months Ended March 31                          2002        2001      Amount     Percent
------------------------------------------------------------------------------------------------
(Dollars in millions)
Net interest income-FTE                           $   115    $    104    $     11          11%

   Banking fees and commissions                       132         110          22          20
   Service charges on deposits                          5           4           1          25
   Fiduciary and investment management fees           190         188           2           1
   Other income                                         2           5          (3)        (60)
------------------------------------------------------------------------------------
   Noninterest income                                 329         307          22           7
------------------------------------------------------------------------------------
Total revenue                                         444         411          33           8

Provision for credit losses                             5           3           2          67

   Salaries and employee benefits                     142         145          (3)         (2)
   Other expense                                      115         132         (17)        (13)
------------------------------------------------------------------------------------
Noninterest expense                                   257         277         (20)         (7)
------------------------------------------------------------------------------------
Pretax operating income-FTE                           182         131          51          39
Tax expense and FTE adjustment                         68          49          19          39
------------------------------------------------------------------------------------
Operating income                                  $   114    $     82    $     32          39
------------------------------------------------------------------------------------------------
Memo: Insurance revenues                          $   123    $    101    $     22          22

FINANCIAL PERFORMANCE:
Return on equity/(6)/                                  42%         33%          9%
Efficiency ratio/(6)/                                  58          67          (9)
Headcount-full-time                                 5,993       6,522        (529)         (8)

ENDING BALANCES (in billions):
Loans                                             $   7.2    $    6.8    $    0.4           6
Assets                                                8.6         8.0         0.6           8

   Demand deposits                                    3.0         1.7         1.3          76
   Savings                                            3.9         2.7         1.2          44
   Time                                               3.5         3.4         0.1           3
   Foreign offices                                    0.2         0.1         0.1         N/M
------------------------------------------------------------------------------------
Total deposits                                       10.6         7.9         2.7          34

Equity                                                1.1         1.0         0.1          10
AVERAGE BALANCES (in billions):
Loans                                             $   7.0    $    6.8    $    0.2           3
Assets                                                8.4         8.0         0.4           5

   Demand deposits                                    2.1         2.0         0.1           5
   Savings                                            3.7         2.7         1.0          37
   Time                                               3.2         3.4        (0.2)         (6)
   Foreign offices                                    0.2         0.1         0.1         N/M
------------------------------------------------------------------------------------
Total deposits                                        9.2         8.2         1.0          12

Equity                                                1.1         1.0         0.1          10
------------------------------------------------------------------------------------------------

                                                                                                Change
                                                                                        ------------------------
Three Months Ended March 31                                          2002        2001      Amount     Percent
----------------------------------------------------------------------------------------------------------------
CREDIT QUALITY (in millions):
Net charge-offs:
   Commercial                                                   $       2    $     -     $      2         N/M
   Consumer                                                             3          -            3         N/M
----------------------------------------------------------------------------------------------------
Total net charge-offs                                                   5          -            5         N/M

Net charge-off ratios:
   Commercial                                                        0.27%       0.10%       0.17%
   Consumer                                                          0.29       (0.04)       0.33
----------------------------------------------------------------------------------------------------
Total net charge-off ratio                                           0.29          -         0.29

Nonperforming assets:
   Commercial                                                   $      30    $     38    $     (8)        (21)%
   Consumer                                                             7           4           3          75
----------------------------------------------------------------------------------------------------
Total nonperforming loans                                              37          42          (5)        (12)
   Other, including OREO                                               -           -           -            -
----------------------------------------------------------------------------------------------------
Total nonperforming assets                                             37          42          (5)        (12)

Allowance for credit losses                                     $      25    $     25    $     -            -
Allowance to period-end loans                                        0.35%       0.37%      (0.02)%
Allowance to nonperforming loans                                       68          60           8
Nonperforming assets to related assets                               0.51        0.62       (0.11)

ASSETS UNDER MANAGEMENT ENDING BALANCES (in billions):
Mutual funds                                                    $    89.9    $   71.0    $   18.9          27
Other                                                                58.4        60.5        (2.1)         (3)
----------------------------------------------------------------------------------------------------
   Total                                                            148.3       131.5        16.8          13

By type:
Money market                                                    $    62.7    $   48.0    $   14.7          31
Equity                                                               47.9        47.4         0.5           1
Fixed income                                                         37.7        36.1         1.6           4
----------------------------------------------------------------------------------------------------
   Total                                                            148.3       131.5        16.8          13

By channel:
Private client services                                         $    48.0    $   55.4    $   (7.4)        (13)
Retail brokerage                                                      9.8         9.2         0.6           7
Institutional                                                        64.4        51.2        13.2          26
Commercial cash sweep                                                10.1         8.4         1.7          20
All other                                                            16.0         7.3         8.7         N/M
----------------------------------------------------------------------------------------------------
   Total                                                            148.3       131.5        16.8          13

Morningstar Rankings:
Percentage of customer assets in 4 and 5 ranked funds                  55%         62%         (7)%
Percentage of customer assets in 3+ ranked funds                       89          95          (6)

TRUST ASSETS ENDING BALANCES:
Trust assets under administration (in billions)                 $   347.6    $  319.6    $   28.0           9

CORPORATE TRUST SECURITIES ENDING BALANCES:
Corporate trust securities under administration (in billions)   $ 1,044.1    $  848.0    $  196.1          23
----------------------------------------------------------------------------------------------------------------

                                                                                                Change
                                                                                        ------------------------
Three Months Ended March 31                                          2002        2001      Amount     Percent
----------------------------------------------------------------------------------------------------------------
RETAIL BROKERAGE:
Mutual fund sales (in million)                                  $     580    $    614    $    (34)         (6)%
Annuity sales                                                         797         524         273          52
----------------------------------------------------------------------------------------------------
   Total sales                                                      1,377       1,138         239          21

Number of accounts-end of period (in thousands)                       390         390          -            -
Market value customer assets-end of period (in billion)         $    24.2    $   22.1    $    2.1          10
Number of registered sales representatives                            737         697          40           6
Number of licensed retail bankers                                   3,112       2,848         264           9
Annuity account value (in billions)                             $     9.6    $    7.0    $    2.6          37

PRIVATE CLIENT SERVICES:
   Number of Private Client advisors                                  660         714         (54)         (8)
   Number of Private Client offices                                   105         104           1           1

Client Assets:
Assets under management (in billions)                           $    48.0    $   55.4    $   (7.4)        (13)

Ending Balances (in billions):
Loans                                                           $     6.9    $    6.8    $    0.1           1
Deposits                                                              8.2         7.0         1.2          17

Average Balances (in billions):
Loans                                                           $     6.9    $    6.8    $    0.1           1
Deposits                                                              8.1         7.0         1.1          16
----------------------------------------------------------------------------------------------------------------

For additional footnote detail see page 5.

       Investment Management reported first quarter operating income of $114 million, up 39% from the year-ago quarter, driven by higher revenue and continued cost control. Compared to the fourth quarter, operating income increased 6%, reflecting higher revenue and lower provision.

       Assets under management at quarter-end improved to $148.3 billion, up 13% from a year ago. One Group(R) mutual fund assets increased to $89.9 billion in the first quarter, up 27% year-over-year. The increase was attributed to significant growth in money market assets.

       One Group funds performance remained strong during the first quarter. The percent of client assets in funds rated 4 and 5 by Morningstar at March 31, 2002, was 55%, down from 57% in the fourth quarter, and 89% of assets were in funds rated three stars or higher, up from 88% in the fourth quarter.

       Revenue increased 8% year-over-year, contributing to improved operating leverage. Net interest income totaled $115 million, up 11% from the year-ago period, reflecting a 12% increase in average deposits and wider deposit spreads. Noninterest income was $329 million, up $22 million from the year-ago quarter, primarily driven by a 21% increase in the sale of mutual funds and annuities.

       Noninterest expense was $257 million, down 7% from a year ago, driven principally by lower support-related headcount.

CORPORATE

       Corporate includes Treasury, fixed income and principal investment portfolios, unallocated corporate expenses, and any gains or losses from corporate transactions.

                                                                                Change
                                                                        ------------------------
Three Months Ended March 31                          2002        2001      Amount     Percent
------------------------------------------------------------------------------------------------
(Dollars in millions)
Net interest income (expense)-FTE/(16)/           $   (41)   $   (201)   $    160          80%

   Banking fees and commissions                        (5)         (7)          2          29
   Credit card revenue                                 (1)          1          (2)        N/M
   Service charges on deposits                          3           1           2         N/M
   Investment securities losses                       (18)        (97)         79          81
   Trading                                             (9)        (10)          1          10
   Other income                                        60         143         (83)        (58)
------------------------------------------------------------------------------------
Noninterest income/(17)/                               30          31          (1)         (3)
------------------------------------------------------------------------------------
Total revenue (loss)                                  (11)       (170)        159          94

Provision for credit losses                            15          -           15         N/M

   Salaries and employee benefits                     175         109          66          61
   Other expense                                      (90)       (109)         19          17
------------------------------------------------------------------------------------
Noninterest expense/(18)/                              85          -           85         N/M
------------------------------------------------------------------------------------
Pretax operating loss-FTE                            (111)       (170)         59          35
Tax expense (benefit) and FTE adjustment              (59)        (82)         23          28
------------------------------------------------------------------------------------
Operating income (loss)                           $   (52)   $    (88)   $     36          41
------------------------------------------------------------------------------------------------
FINANCIAL PERFORMANCE:
Headcount-full-time/(13)/                          12,103      13,362      (1,259)         (9)

ENDING BALANCES (in billions):
Loans                                             $   0.9    $    0.8    $    0.1          13
Assets                                               51.8        54.6        (2.8)         (5)

Deposits                                             16.0        31.5       (15.5)        (49)

Equity                                               (0.2)       (1.5)        1.3          87

AVERAGE BALANCES (in billions):
Loans                                             $   0.4    $    0.7    $   (0.3)        (43)
Assets                                               47.9        44.6         3.3           7

Deposits                                             15.8        28.1       (12.3)        (44)

Equity                                               (0.2)       (1.5)        1.3          87
------------------------------------------------------------------------------------------------

For additional footnote detail see page 5.
/(16)/ Net interest income primarily includes Treasury results and interest spread on investment related activities.
/(17)/ Noninterest income primarily includes the gains and losses from investment activities and other corporate transactions.
/(18)/ Noninterest expense primarily includes corporate expense not allocated to the lines of business.

       Corporate reported a net loss of $52 million in the first quarter, compared with a net loss of $88 million in the 2001 first quarter and a $106 million operating loss in the fourth quarter.

       Net interest expense decreased to $41 million in the first quarter, compared to $201 million in the year-ago quarter, driven by lower interest rates that positively impacted the Corporation's funding costs.

       Noninterest income was relatively flat from the year-ago quarter. Investment securities losses, which include the corporate fixed income and equity, venture capital and private equity portfolios, were $18 million, an improvement of $79 million from the 2001 first quarter. This was mainly due to lower venture fund investment write-downs and higher gains in other corporate investments. The year-over-year variance in other income was driven by the inclusion of $73 million in gains in the 2001 first quarter from the sale of the Corporation's portion of the controlling equity position in EquiServe Limited Partnership and from the sale of the Corporation's investment in Star Systems, an ATM network.

       Unallocated corporate expenses were $85 million compared to zero in the year-ago quarter.

       Provision was $15 million, reflecting charge-offs against other loan assets.

                             CONSOLIDATED RESULTS

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

       In order to understand fundamental trends in net interest income, average earning assets and net interest margins, it is useful to analyze financial performance on a managed portfolio basis, which adds data on securitized loans to reported data on loans as presented below:

                                                                                       Change
                                                                              -------------------------
Three Months Ended March 31                               2002        2001       Amount      Percent
-------------------------------------------------------------------------------------------------------
(Dollars in millions)
Managed:
   Net interest income-FTE basis                     $   3,539   $   3,308     $     231           7%
   Average earning assets                              268,405     281,921       (13,516)         (5)
   Net interest margin                                    5.35%       4.76%         0.59%
Reported:
   Net interest income-FTE basis                     $   2,235   $   2,218     $      17           1%
   Average earning assets                              231,815     242,338       (10,523)         (4)
   Net interest margin                                    3.91%       3.71%         0.20%
-------------------------------------------------------------------------------------------------------

       The year-over-year improvement in net interest income and the margin was due to lower interest rates and improved balance sheet profitability. This reflected a reduction in lower margin commercial credits, more disciplined pricing in the consumer loan sector and an increase in the percentage of funding provided by core Retail deposits and net free funds.

NONINTEREST INCOME

       The components of managed noninterest income for the periods indicated are:

                                                                                       Change
                                                                              -------------------------
Three Months Ended March 31                               2002        2001        Amount     Percent
-------------------------------------------------------------------------------------------------------
(Dollars in millions)
Banking fees and commissions                         $     445   $     411     $      34           8%
Credit card revenue                                        448         307           141          46
Service charges on deposits                                393         331            62          19
Fiduciary and investment management fees                   189         187             2           1
Investment securities losses                               (18)        (96)           78          81
Trading                                                     16          65           (49)        (75)
Other income                                                21         188          (167)        (89)
-------------------------------------------------------------------------------------------------------
   Managed noninterest income                        $   1,494   $   1,393     $     101           7%
-------------------------------------------------------------------------------------------------------

       In order to provide more meaningful trend analysis, credit card revenue and total noninterest income in the above table are shown on a managed basis. Credit card revenue excludes the net interest revenue associated with securitized credit card receivables. Components of noninterest income that are primarily related to a single business segment are discussed within that business segment rather than the consolidated section.

       Banking fees and commissions increased from the year-ago quarter by $34 million, or 8%, due primarily to increased sales of annuities and mutual funds, as well as from the growth in the asset backed finance and investment grade bond underwriting businesses.

       Managed credit card revenue in the first quarter of 2002 increased $141 million, or 46%, over the prior year period primarily due to the addition of the Wachovia portfolio and the consolidation of Paymentech.

       Service charges on deposits increased $62 million for the first quarter of 2002 compared to the year-ago period. This 19% increase primarily reflected improvement in GTS volumes and pricing and a shift in the payment of services to fees from net interest income due to the lower value of customers' compensating deposit balances.

       Investment securities losses were $18 million for the first quarter of 2002, compared to a loss of $96 million in the first quarter of 2001, and were primarily due to lower venture fund investment write-downs and higher gains in other corporate investments.

       Trading produced gains of $16 million compared to $65 million in the first quarter of 2001. The 75% decrease in trading revenue reflected a decline in the fair value of credit derivatives used to manage credit risk as well as lower foreign exchange and fixed income revenue.

       Other income for the first quarter decreased $167 million, or 89%, compared to the previous year. This decrease was primarily the result of gains in the first quarter of 2001 due to the sale of ownership interests in EquiServe Limited Partnership and Star Systems, and no new securitizations, offset by the first quarter 2002 effects of the consolidation of Paymentech.

NONINTEREST EXPENSE

       The components of noninterest expense for the periods indicated are:

                                                                                       Change
                                                                              -------------------------
Three Months Ended March 31                               2002        2001        Amount     Percent
-------------------------------------------------------------------------------------------------------
(Dollars in millions)
Salaries and employee benefits:
   Salaries                                          $     920   $     875     $      45          5%
   Employee benefits                                       176         145            31         21
-------------------------------------------------------------------------------------------------------
     Total salaries and employee benefits                1,096       1,020            76          7
Occupancy                                                  158         167            (9)        (5)
Equipment                                                  103         121           (18)       (15)
Outside service fees and processing                        300         256            44         17
Marketing and development                                  258         212            46         22
Telecommunication                                          101         109            (8)        (7)
Other intangible amortization                               33          20            13         65
Goodwill amortization                                      -            17           (17)       N/M
Other                                                      296         314           (18)        (6)
-------------------------------------------------------------------------------------------------------
     Total noninterest expense                           2,345       2,236           109          5
-------------------------------------------------------------------------------------------------------
Employees/(1)/                                          73,864      79,157        (5,293)        (7)
Efficiency ratio-managed basis                            46.6%       47.6%         (1.0)%
-------------------------------------------------------------------------------------------------------

/(1)/ First quarter 2002 includes the addition of 1,627 employees due to the consolidation of Paymentech and Anexsys.

       Components of noninterest expense that are primarily related to a single business segment are discussed within that business segment rather than the consolidated section.

       Salaries and employee benefits in the first quarter of 2002 increased 7% from the year-ago period due to increased incentive compensation and the consolidation of Paymentech and Anexsys, partially offset by savings from reduced headcount.

       Outside service fees and processing expense increased $44 million, or 17%, in the first quarter of 2002 compared to the year-ago period, primarily due to data processing credits in the first quarter 2001.

       Marketing and development expense increased $46 million, or 22%, in the first quarter of 2002 compared to the prior year quarter primarily due to increased marketing expense for Credit Card and Retail.

       Other intangible amortization increased $13 million in the first quarter of 2002 compared to the prior year quarter primarily due to the amortization of purchased credit card relationships associated with addition of the Wachovia business. Additionally, the Corporation no longer amortizes goodwill in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS
No. 142") and thus did not incur any goodwill amortization expense in the first quarter of 2002.

       Other operating expense in the first quarter of 2002 decreased $18 million from the year-ago period primarily due to the continuation of the Corporation's waste-reduction initiatives to lower expenses, which was partially offset by system conversion costs. The Corporation is working to complete the Michigan/Florida conversion by around the end of the second quarter of 2002 and to complete the Illinois conversion by around year-end 2002.

APPLICABLE INCOME TAXES

       The Corporation's income before income taxes and applicable income tax expense and effective tax rate for each of the periods indicated are:

Three Months Ended March 31                                                   2002        2001
------------------------------------------------------------------------------------------------
(Dollars in millions)
Income before income taxes                                               $   1,142    $    971
Applicable income taxes                                                        355         292
Effective tax rate                                                            31.1%       30.1%
------------------------------------------------------------------------------------------------

       Applicable income tax expense for both periods included benefits for tax-exempt income, tax-advantaged investments and general business tax credits, offset by the effect of nondeductible expenses.

                                RISK MANAGEMENT

       The Corporation's business activities generate liquidity, market, credit and operational risks:

..      Liquidity risk is the risk that the Corporation is unable to meet all current and future financial obligations in a timely manner.
..      Market risk is the risk that changes in future market rates or prices will make the Corporation's positions less valuable
..      Credit risk is the risk of loss from borrowers' and counterparties'
       failure to perform according to the terms of a transaction.
..      Operational risk, among other things, includes the risk of loss due to errors in product and service delivery, failure of internal controls over information systems and accounting records, and internal and external fraud.

       The following discussion of the Corporation's risk management processes focuses primarily on developments since December 31, 2001. The Corporation's risk management processes for liquidity, market, credit and operational risks have not substantially changed from year-end and are described in detail in the Corporation's 2001 Annual Report, beginning on page 47.

       At March 31, 2002, the Corporation and its principal banks had the following long- and short-term debt ratings:

                                                                 Senior
                                       Short-Term Debt       Long-Term Debt
-------------------------------------------------------------------------------
                                      S&P         Moody's   S&P        Moody's
-------------------------------------------------------------------------------
The Corporation (Parent)              A-1           P-1      A           Aa3
Principal Banks                       A-1           P-1     A+           Aa2
-------------------------------------------------------------------------------

                           MARKET RISK MANAGEMENT

OVERVIEW

       Market risk refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices and commodity prices. The portfolio effect of diverse trading activities helps reduce market risk. Through its trading activities, the Corporation strives to take advantage of profit opportunities available in interest and exchange rate movements. In asset and liability management activities, policies are in place to closely manage structural interest rate and foreign exchange rate risk.

VALUE-AT-RISK-TRADING ACTIVITIES

       The Corporation has developed policies and procedures to manage market risk in its trading activities through a value-at-risk measurement and control system, a stress testing process and dollar trading limits. The objective of this process is to quantify and manage market risk in order to limit single and aggregate exposures.

       For trading portfolios, value-at-risk measures the maximum fair value the Corporation could lose on a trading position, given a specified confidence level and time horizon. Value-at-risk limits and exposure are monitored daily for each significant trading portfolio. Stress testing is similar to value-at-risk except that the confidence level is geared to capture more extreme, less frequent market events.

       The Corporation's value-at-risk calculation measures potential losses in fair value using a 99% confidence level and a one-day time horizon. This equates to 2.33 standard deviations from the mean under a normal distribution. This means that, on average, daily profits and losses are expected to exceed value-at-risk one out of every 100 overnight trading days. Value-at-risk is calculated using a statistical model applicable to cash and derivative positions, including options.

       The value-at-risk in the Corporation's trading portfolio for the three months ended March 31, 2002 was as follows:

(In millions)                      At March 31,        First Quarter 2002              At December 31,
                                                ---------------------------------
                                      2002       Average      High         Low               2001
-------------------------------------------------------------------------------------------------------
Risk Type
   Interest Rate                   $        12   $    12    $     13     $    10       $           11
   Currency Exchange Rate                    1        -            2          -                    -
   Equity                                    1         1           2           1                    1
   Diversification benefit                  (1)       -          N/A         N/A                   -
-------------------------------------------------------------------------------------------------------
Aggregate portfolio market risk    $        13   $    13    $     15     $    12       $           12
-------------------------------------------------------------------------------------------------------

       Interest rate risk was the predominant type of market risk incurred during the first quarter of 2002. At March 31, 2002, approximately 86% of primary market risk exposures were related to interest rate risk. Exchange rate, equity and commodity risks accounted for 14% of primary market risk exposures.

STRUCTURAL INTEREST RATE RISK MANAGEMENT

       Interest rate risk exposure in the Corporation's core non-trading business activities, i.e., asset/liability management ("ALM") position, is a result of reprice, option and basis risks associated with on- and off-balance sheet positions. The ALM position is measured using sophisticated risk management tools, including earnings simulation modeling and economic value of equity sensitivity analysis, to capture near-term and longer-term interest rate risk exposures.

       Earnings simulation analysis, or earnings-at-risk, measures the sensitivity of pretax earnings to various interest rate movements. The base-case scenario is established using current interest rates. The comparative scenarios assume an immediate parallel shock in increments of [plusmn] 100 basis point rate movements. Numerous other scenarios are analyzed, including more gradual rising or declining rate changes and non-parallel rate shifts. Estimated earnings for each scenario are calculated over multiple years. The interest rate scenarios are used for analytical purposes and do not necessarily represent Management's view of future market movements. Rather, these are intended to provide a measure of the degree of volatility interest rate movements may introduce into the earnings and economic value of the Corporation.

       The Corporation's 12-month pre-tax earnings sensitivity profile as of March 31, 2002 and December 31, 2001 is as follows:

                                                            Immediate Change in
                                                                   Rates
------------------------------------------------------------------------------------
(In millions)                                               -100 bp     +100 bp
------------------------------------------------------------------------------------
March 31, 2002                                              $     1     $  (152)
------------------------------------------------------------------------------------
December 31, 2001                                           $   174     $  (341)
------------------------------------------------------------------------------------

       Management regularly reviews alternative strategies to manage the Corporation's exposure to interest rate movements under a wide range of market based outcomes, balancing the risks and returns against the cost of incremental strategies. During the quarter, the Corporation reduced its sensitivity to rising interest rates by more than 50%. Although increasing rates would still negatively impact the Corporation's net interest margin, management believes the position is prudent given current interest rate levels. For additional discussion on the Corporation's derivative activities see the section "Derivative Financial Instruments" beginning on page 26.

       Modeling the sensitivity of earnings to interest rate risk is highly dependent on the numerous assumptions embedded in the model. While the earnings sensitivity analysis incorporates Management's best estimate of interest rate and balance sheet dynamics under various market rate movements, the actual behavior and resulting earnings impact will likely differ from that projected.

                        CREDIT PORTFOLIO COMPOSITION

SELECTED STATISTICAL INFORMATION

       The significant components of credit risk and the related ratios, presented on a reported basis, for the periods indicated are as follows:

                                                  March 31   December 31   September 30     June 30     March 31
(Dollars in millions)                                 2002          2001           2001        2001         2001
------------------------------------------------------------------------------------------------------------------
Loans outstanding                               $  152,126   $   156,733   $    164,251   $ 166,576   $  171,427
Average loans                                      154,942       160,150        165,416     169,140      173,677

Nonperforming loans                                  3,737         3,551          3,112       2,854        2,559
Other, including other real estate owned               197           137            116          97          106
------------------------------------------------------------------------------------------------------------------
Nonperforming assets                                 3,934         3,688          3,228       2,951        2,665

Allowance for credit losses                          4,520         4,528          4,479       4,229        4,205
Net charge-offs                                        663           717            566         516          489
Nonperforming assets to related assets                2.58%         2.35%          1.96%       1.77%        1.55%
Allowance for credit losses/loans outstanding         2.97          2.89           2.73        2.54         2.45
Allowance for credit losses/nonperforming loans        121           128            144         148          164
Net charge-offs/average loans                         1.71          1.79           1.37        1.22         1.13
Allowance for credit losses/net charge-offs            170           158            198         205          215
------------------------------------------------------------------------------------------------------------------

LOAN COMPOSITION

       The Corporation's loan portfolios for the periods indicated are as follows:

                              March 31, 2002     December 31, 2001   September 30, 2001      June 30, 2001        March 31, 2001
-----------------------------------------------------------------------------------------------------------------------------------
(Dollars in millions)          Amount   %/(1)/      Amount   %/(1)/      Amount   %/(1)/     Amount   %/(1)/       Amount   %/(1)/
-----------------------------------------------------------------------------------------------------------------------------------
Retail:
 Small business commercial  $   9,992      5%    $    9,947     5%    $    9,966     4%    $    9,799     4%   $     9,321     4%
 Home equity                   29,891     14         30,268    14         30,712    14         30,312    14         30,789    13
 Vehicles:
   Loans                       13,644      7         13,481     6         13,497     6         14,057     6         14,219     6
   Leases                       5,431      3          6,155     3          6,855     3          7,389     3          8,018     4
 Other personal                 8,604      4          9,779     4          9,941     5         10,906     5         11,055     5
-----------------------------------------------------------------------------------------------------------------------------------
   Total Retail                67,562     33         69,630    32         70,971    32         72,463    32         73,402    32
Commercial Banking:
 Corporate Banking:
   Commercial and industrial   20,226     10         22,268    10         25,287    11         28,249    13         32,859    14
   Commercial real estate       8,731      4          8,975     4          9,391     4          9,417     4          9,644     4
   Lease financing              4,774      2          4,669     2          4,536     2          4,704     2          4,843     2
   Other                          975     -             731    -           1,279    -             974    -             440    -
----------------------------------------------------------------------------------------------------------------------------------
    Total Corporate
      Banking                  34,706     16         36,643    16         40,493    17         43,344    19         47,786    20
Middle Market:
   Commercial and industrial   29,515     14         31,076    14         32,325    15         32,799    15         32,925    15
   Commercial real estate       3,516      2          3,472     2          3,233     1          2,905     1          2,946     1
   Lease financing              1,156      1          1,053     1          1,049     1            930    -             917    -
   Other                          141     -             294    -             300    -             224    -             359    -
-----------------------------------------------------------------------------------------------------------------------------------
    Total Middle Market        34,328     17         35,895    17         36,907    17         36,858    16         37,147    16
-----------------------------------------------------------------------------------------------------------------------------------
    Total Commercial
     Banking                   69,034     33         72,538    33         77,400    34         80,202    35         84,933    36
IMG and Corporate               8,134      4          7,779     4          7,480     3          7,710     4          7,575     3
Credit Card:
   On balance sheet             7,396      4          6,786     3          8,400     4          6,201     3          5,517     2
   Securitized                 57,393     26         61,369    28         58,353    27         56,814    26         58,515    27
-----------------------------------------------------------------------------------------------------------------------------------
   Managed credit card/(2)/    64,789     30         68,155    31         66,753    31         63,015    29         64,032    29
-----------------------------------------------------------------------------------------------------------------------------------
Total managed               $ 209,519    100%    $  218,102   100%    $  222,604   100%    $  223,390   100%   $   229,942   100%
-----------------------------------------------------------------------------------------------------------------------------------
Total reported              $ 152,126            $  156,733           $  164,251           $  166,576          $   171,427
-----------------------------------------------------------------------------------------------------------------------------------

/(1)/ Percentages are determined as a percentage of total managed loans. /(2)/ See page 28 for the detailed components of managed credit card loans.

       Loans held for sale, which are carried at lower of cost or fair value, totaled $4.5 billion and $4.2 billion at March 31, 2002 and December 31, 2001, respectively. At March 31, 2002, loans held for sale included Commercial Banking loans of $165 million, of which approximately $66 million are included in nonperforming loans, and Credit Card and other Consumer loans of $4.3 billion.

Commercial and Industrial Loans

     Commercial and industrial loans represent commercial loans other than commercial real estate. At March 31, 2002, commercial and industrial loans totaled $49.7 billion, which represents 72% of the Commercial Banking portfolio.

       The more significant borrower industry concentrations of the Commercial Banking commercial and industrial portfolio for the periods indicated are as follows:

                                                                 March 31, 2002               December 31, 2001
-------------------------------------------------------------------------------------------------------------------
(Dollars in millions)                                         Outstanding     %/(1)/       Outstanding     %/(1)/
-------------------------------------------------------------------------------------------------------------------
Wholesale trade                                              $      4,066      8.2%       $      4,409      8.7%
Oil and gas                                                         3,474      7.0               3,219      6.3
Industrial materials                                                3,140      6.3               3,355      6.6
Consumer staples                                                    2,851      5.7               3,008      5.9
Metals and products                                                 2,609      5.2               2,749      5.4
-------------------------------------------------------------------------------------------------------------------

/(1)/ Total outsanding by industry concentration as a percentage of total commercial and industrial loans.

Commercial Real Estate

       Commercial real estate loans represent credit extended for real estate related purposes to borrowers or counterparties who are primarily in the real estate development or investment business and for which the ultimate repayment of the loan is dependent on the sale, lease, rental or refinancing of the property. At March 31, 2002, commercial real estate loans totaled $12.2 billion, which represents 18% of the Commercial Banking portfolio.

       Commercial real estate lending is conducted in several lines of business with the majority of these loans originated by Corporate Banking primarily through its specialized National Commercial Real Estate Group. This group's focus is lending to targeted regional and national real estate developers, homebuilders and REITs/REOCs.

       The commercial real estate loan portfolio by both collateral location and property type for the periods indicated are as follows:

(Dollars in millions)                                 March 31, 2002                   December 31, 2001
-------------------------------------------------------------------------------------------------------------------
By Collateral Location:                           Amount        % of Portfolio        Amount       % of Portfolio
-------------------------------------------------------------------------------------------------------------------
Illinois                                       $      1,668                14%    $       1,682                14%
Michigan                                              1,361                11             1,348                11
Texas                                                 1,048                 8             1,004                 8
California                                              985                 8               960                 8
Arizona                                                 937                 8               958                 8
Ohio                                                    835                 7               839                 7
Indiana                                                 496                 4               504                 4
Louisiana                                               439                 4               487                 4
Kentucky                                                352                 3               326                 3
Colorado                                                322                 3               356                 3
Other areas                                           1,877                15             1,806                13
Unsecured                                             1,397                11             1,670                13
Secured by other than real estate                       530                 4               507                 4
-------------------------------------------------------------------------------------------------------------------
Total                                          $     12,247               100%    $      12,447               100%
-------------------------------------------------------------------------------------------------------------------
By Property Type:
Retail                                         $      1,862                15%    $       1,913                15%
Apartment                                             1,825                15             1,770                14
Office                                                1,730                14             1,804                15
REIT/diversified                                      1,312                11             1,297                10
Single family residential development                 1,299                11             1,273                10
Industrial/warehouse                                  1,230                10             1,230                10
Hotels                                                  486                 4               625                 5
Residential lots                                        420                 3               472                 4
Miscellancous commercial income producing             1,918                16             1,864                15
Miscellaneous residential developments                  165                 1               199                 2
-------------------------------------------------------------------------------------------------------------------
Total                                          $     12,247               100%    $      12,447               100%
-------------------------------------------------------------------------------------------------------------------

                                ASSET QUALITY

NONPERFORMING ASSETS

The Corporation places loans on nonaccrual status as follows:
       . Retail consumer loans are placed on nonaccrual status when the collection of contractual principal or interest becomes 90 days past due.
       . Commercial Banking and Retail small business commercial loans are placed on nonaccrual status when the collection of contractual principal or interest is decmed doubtful, or it becomes 90 days or more past due and is not both well-secured and in the process of collection.
       . Credit card receivables are charged-off rather than placed on nonaccrual status.

       The Corporation's nonperforming assets for the periods indicated are as follows:

                                                 March 31     December 31    September 30        June 30     March 31
(Dollars in millions)                                2002            2001            2001           2001         2001
-----------------------------------------------------------------------------------------------------------------------
Nonperforming Loans:
  Retail                                       $    1,402      $    1,344      $    1,155     $    1,049     $    959
  Commercial Banking:
    Corporate Banking                               1,170           1,154           1,051          1,050          952
    Middle Market Banking                           1,087             973             853            703          592
-----------------------------------------------------------------------------------------------------------------------
    Total Commercial Banking/(1)/                   2,257           2,127           1,904          1,753        1,544
  IMG and Corporate                                    78              80              53             52           56
-----------------------------------------------------------------------------------------------------------------------
    Total                                           3,737           3,551           3,112          2,854        2,559
Other, primarily other real estate owned              197             137             116             97          106
-----------------------------------------------------------------------------------------------------------------------
  Total nonperforming assets                   $    3,934      $    3,688      $    3,228     $    2,951     $  2,665
-----------------------------------------------------------------------------------------------------------------------
Nonperforming assets/related assets:                 2.58%           2.35%           1.96%          1.77%        1.55%
Loans 90-days or more past due and
  accruing interest:
    Credit Card                                $      100      $       96      $      114     $       59     $     63
    Other                                               2               1               9              9            7
-----------------------------------------------------------------------------------------------------------------------
      Total                                    $      102      $       97      $      123     $       68     $     70
-----------------------------------------------------------------------------------------------------------------------

/(1)/ Commercial Banking nonperforming loans at March 31, 2002 include $66 million of Loans Held for Sale.

       The Corporation has experienced credit quality deterioration in a number of distinct Commercial Banking market segments, and although this deterioration has slowed in the first quarter of 2002 it is not expected to improve credit costs in the near term. The Corporation has established processes for identifying potential problem areas of the portfolio, which currently include exposure to leveraged lending and acquisition finance activities, healthcare, automotive parts and manufacturing, business finance and leasing, professional services, miscellaneous transportation services, telecommunications and selected utilities. The Corporation will continue to monitor and manage these potential risks.

       Nonperforming loans within Retail at March 31, 2002 were $1.402 billion, an increase of $58 million from fourth quarter 2001. This increase was primarily driven by brokered home equity loans. Home equity loans are written down to net realizable value once a loan reaches 120 days delinquency. However, due to the nature of the timeline necessary to complete foreclosure and gain title, real estate loans remain in nonperforming status for an extended period.

CHARGE-OFFS

       The Corporation records charge-offs as follows:
       . Commercial loans are charged-off in the reporting period in which either an event occurs that confirms the existence of a loss or it is determined that a loan or a portion of a loan is uncollectible.
       . A credit card loan is charged-off in the month it becomes contractually 180 days past due and remains unpaid at the end of that month, or 60 days after receipt of bankruptcy notification.
       . Retail loans are generally charged-off following a delinquency period of 120 days, or within 60 days after receipt of notification in case of bankruptcy. Closed-end consumer loans, such as auto loans and leases and home mortgage loans, are typically written down to the extent of loss after considering the net realizable value of the collateral.

       The timing and amount of the charge-off on consumer loans will depend on the type of loan, giving consideration to available collateral, as well as the circumstances giving rise to the delinquency. The Corporation adheres to uniform guidelines published by the FFIEC in charging off consumer loans.

       The Corporation's net charge-offs by line of business for the periods indicated are as follows:

                                  March 31, 2002                    December 31, 2001                   September 30, 2001
----------------------------------------------------------------------------------------------------------------------------------
                            Net                                Net                                Net
                           charge-   Average   Net charge-    charge-   Average   Net charge-    charge-    Average   Net charge-
(Dollars in millions)       offs     balance    off rate       offs     balance   off rate        offs      balance   off rate
----------------------------------------------------------------------------------------------------------------------------------
Retail/(1)/              $  265    $  69,228       1.53%     $  268   $  70,049       1.53%      $  209   $  71,682        1.17%
Commercial Banking:
 Corporate Banking          163       36,040       1.81         164      38,065       1.72          131      41,410        1.27
 Middle Market Banking      118       35,075       1.34         158      36,185       1.75           99      36,657        1.08
----------------------------------------------------------------------------------------------------------------------------------
   Total Commercial
     Banking                281       71,115       1.58         322      74,250       1.73          230      78,067        1.18
Credit Card                 943       66,324       5.69         930      66,505       5.59          981      66,641        5.89
IMG and Corporate            20        7,382         -           14       7,493         -             9       7,732          -
----------------------------------------------------------------------------------------------------------------------------------
Total-Managed             1,509      214,049       2.82%      1,534     218,297       2.81%       1,429     224,122        2.55%
----------------------------------------------------------------------------------------------------------------------------------
Securitized                (846)     (59,107)                  (817)    (58,147)                   (863)    (58,706)
----------------------------------------------------------------------------------------------------------------------------------
Total-Reported           $  663    $ 154,942       1.71%     $  717   $ 160,150       1.79%      $  566   $ 165,416        1.37%
----------------------------------------------------------------------------------------------------------------------------------

                                                                    June 30, 2001                       March 30, 2001
----------------------------------------------------------------------------------------------------------------------------------
                                                               Net                                Net
                                                              charge    Average   Net charge-    charge-    Average   Net charge-
                                                              -offs     balance   off rate        offs      balance   off rate
----------------------------------------------------------------------------------------------------------------------------------
Retail/(1)/                                                  $  177   $  72,679       0.97%      $  166   $  74,046       0,90%
Commercial Banking:
 Corporate Banking                                              155      45,736       1.36          186      49,886       1.49
 Middle Market Banking                                           84      36,995       0.91           63      37,149       0.68
----------------------------------------------------------------------------------------------------------------------------------
   Total Commercial Banking                                     239      82,731       1.16          249      87,035       1.14
Credit Card                                                     962      63,179       6.09          950      65,443       5.81
IMG and Corporate                                                13       7,763         -            -        7,358         -
----------------------------------------------------------------------------------------------------------------------------------
Total-Managed                                                 1,391     226,352       2.46%       1,365     233,882       2.33%
----------------------------------------------------------------------------------------------------------------------------------
Securitized                                                    (875)    (57,212)                   (876)    (60,205)
----------------------------------------------------------------------------------------------------------------------------------
Total-Reported                                               $  516   $ 169,140       1.22%      $  489   $ 173,677       1.13%
----------------------------------------------------------------------------------------------------------------------------------

/(1)/ Quarter results exclude $1 million. $14 million, $14 million, $24 million and $40 million, respectively, of charge-offs which are not so classified in the Corporation's GAAP financials because they are part of a portfolio that has been accounted for as loans held at a discount. The inclusion of these amounts in charge-offs more accurately reflects the performance of the portfolio. In the Corporation's financial statements, these items result in a higher provision in excess of net charge-offs.

       Managed net charge-offs decreased 2% during the first quarter of 2002 to $1.509 billion from the fourth quarter 2001, primarily reflecting lower charge-offs in the Commercial Banking portfolios, however, the managed net charge-off rate remained essentially unchanged.

LOAN SALES

       A summary of the Corporation's Commercial Banking loan sales for the periods indicated are as follows:

                                            March 31     December 31     September 30         June 30        March 31
(In millions)                                   2002            2001             2001            2001            2001
-----------------------------------------------------------------------------------------------------------------------
Loans Sold and Loans Transferred
  to Loans Held For Sale:/(1)/
    Nonperforming loans                  $        99     $        18     $         42     $       147     $       375
    Other credit related loans                   160              93               86              84             224
    Other loans                                  343             179              438             351             180
-----------------------------------------------------------------------------------------------------------------------
      Total                              $       602     $       290     $        566     $       582     $       779
-----------------------------------------------------------------------------------------------------------------------
Losses on Sale:
  Charge-offs:/(2)/
    Nonperforming loans                  $        48     $         8     $         11     $        47     $        58
    Other credit related loans                    19              18               22              21              31
-----------------------------------------------------------------------------------------------------------------------
      Total charge-offs                  $        67     $        26     $         33     $        68     $        89
Losses on other loans sold                         4              12               18              12               1
-----------------------------------------------------------------------------------------------------------------------
      Total                              $        71     $        38     $         51     $        80     $        90
-----------------------------------------------------------------------------------------------------------------------

/(1)/ Includs loans transferred to Loans Held For Sale of approximately $66 million, $36 million and $20 million in nonperforming, other credit related loans and other loans, respectively.
/(2)/ Charge-offs on loans held for sale of approximately $17 million and $6 million are included in nonperforming and other credit related loans, respectively.

       The Corporation sells Commercial Banking loans in the normal course of its business activities. These loans are subject to the Corporation's overall risk management practices and are one alternative the Corporation uses to manage credit risk. When a loan is sold, the gain or loss is evaluated to determine whether it resulted from credit deterioration or other conditions. Based upon this evaluation, the losses on other loans sold were deemed to be caused by other than credit deterioration. The sale of nonperforming and other credit related loans were primarily recorded as charge-offs as the losses on sale were attributable to credit deterioration.

ALLOWANCE FOR CREDIT LOSSES

       The allowance for credit losses is maintained at a level that in Management's judgment is adequate to provide for estimated probable credit losses inherent in various on- and off-balance sheet financial instruments. This process includes deriving probable loss estimates that are based on historical loss ratios, portfolio stress testing and Management's judgment. The allowance is based on ranges of probable loss estimates and is intended to be adequate but not excessive.

       The change in the Corporation's allowance for credit losses for the periods indicated are as follows:

                                               March 31     December 31     September 30      June 30      March 31
(in million)                                       2002            2001             2001         2001          2001
---------------------------------------------------------------------------------------------------------------------
Balance, beginning of period               $     4,528   $       4,479   $        4,229   $    4,205   $     4,110
Charge-offs:
 Retail:
   Small business commercial                        18              29               24           21            17
   Home equity                                     138             131               91          101            78
   Vehicles:
    Loans                                           82              75               61           46            38
    Leases                                          34              33               31           28            35
   Other personal                                   41              39               39           26            48
---------------------------------------------------------------------------------------------------------------------
    Total Retail                                   313             307              246          222           216
 Commercial Banking:
   Corporate Banking:
    Commercial and industrial                      182             158              147          169           211
    Commercial real estate                           2               8                1            3             3
    Lease financing                                  2              17               -            -             -
---------------------------------------------------------------------------------------------------------------------
      Total Corporate Banking                      186             183              148          172           214
  Middle Market:
    Commercial and industrial                      126             165               96           87            67
    Commercial real estate                           4               4                1            2             1
    Lease financing                                  5              19               11            5             5
---------------------------------------------------------------------------------------------------------------------
      Total Middle Market                          135             188              108           94            73
---------------------------------------------------------------------------------------------------------------------
    Total Commercial Banking                       321             371              256          266           287
   Credit Card                                     111             120              123           94            78
   IMG and Corporate                                22              14               11           14             5
---------------------------------------------------------------------------------------------------------------------
    Total charge-offs                      $       767   $         812   $          636   $      596   $       586
---------------------------------------------------------------------------------------------------------------------
Recoveries:
 Retail:
   Small business commercial               $         4   $           6   $            4   $        4   $         7
   Home equity                                       8               6                7            8             5
   Vehicles:
    Loans                                           17              15               16           18            17
    Leases                                           4               7                6            8             7
   Other personal                                   15               5                4            7            14
---------------------------------------------------------------------------------------------------------------------
    Total Retail                                    48              39               37           45            50
 Commercial Banking:
   Corporate Banking:
    Commercial and industrial                       21              17               14           15            27
    Commercial real estate                           2               2                3            2             1
    Lease financing                                 -               -                -            -             -
---------------------------------------------------------------------------------------------------------------------
      Total Corporate Banking                       23              19               17           17            28
   Middle Market:
    Commercial and industrial                       14              24                8            9             9
    Commercial real estate                           2              -                -            -             -
    Lease financing                                  1               6                1            1             1
---------------------------------------------------------------------------------------------------------------------
      Total Middle Market                           17              30                9           10            10
---------------------------------------------------------------------------------------------------------------------
    Total Commercial Banking                        40              49               26           27            38
   Credit Card                                      14               7                5            7             4
   IMG and Corporate                                 2              -                 2            1             5
    Total recoveries                       $       104   $          95   $           70   $       80   $        97
---------------------------------------------------------------------------------------------------------------------
Net charge-offs:
 Retail                                    $       265   $         268   $          209   $      177   $       166
 Commercial Banking                                281             322              230          239           249
 Credit Card                                        97             113              118           87            74
 IMG and Corporate                                  20              14                9           13            -
---------------------------------------------------------------------------------------------------------------------
  Total net charge-off                     $       663   $         717   $          566   $      516   $       489
---------------------------------------------------------------------------------------------------------------------
Provision for credit losses                        665             765              620          540           585
Transfers                                          (10)              1              196           -             (1)
---------------------------------------------------------------------------------------------------------------------
Balance, end of year                       $     4,520   $       4,528   $        4,479   $    4,229   $     4,205
---------------------------------------------------------------------------------------------------------------------

Composition of Allowance for Credit Losses

       While the allowance for credit losses is available to absorb credit losses in the entire portfolio, allocations of the allowance for credit losses by line of business for the periods indicated are as follows:

                                             March 31        December 31        September 30          June 30          March 31
                                                 2002               2001                2001             2001              2001
---------------------------------------------------------------------------------------------------------------------------------
(Dollars in millions)                 Amount      %      Amount       %      Amount      %      Amount    %      Amount     %
---------------------------------------------------------------------------------------------------------------------------------
Retail                               $ 1,028      23%   $ 1,027       23%   $   979      22%   $   938    22%   $   914    22%
Commercial Banking:
   Corporate Banking                   1,706       38     1,714        38     1,714       38     1,706     40     1,707     40
   Middle Market                       1,365       30     1,365        30     1,364       30     1,361     32     1,361     32
---------------------------------------------------------------------------------------------------------------------------------
    Total Commercial Banking           3,071       68     3,079        68     3,078       68     3,067     72     3,068     72
Credit Card                              396        9       396         8       397        9       197      5       197      5
IMG and Corporate                         25      -          26         1        25        1        27      1        26      1
---------------------------------------------------------------------------------------------------------------------------------
    Total                            $ 4,520     100%   $ 4,528      100%   $ 4,479     100%   $ 4,229   100%   $ 4,205   100%
---------------------------------------------------------------------------------------------------------------------------------

                       DERIVATIVE FINANCIAL INSTRUMENTS

       The Corporation uses a variety of derivative financial instruments in its trading activity, asset and liability management, and mortgage operations, as well as to manage certain currency translation exposures of foreign entities. These instruments include interest rate, currency, equity and commodity swaps, forwards, spot, futures, options, caps, floors, forward rate agreements, and other conditional or exchange contracts, and include both exchange-traded and over-the-counter contracts. A detailed discussion of accounting policies for trading and hedging derivative instruments is presented in the Corporation's 2001 Annual Report beginning on page 61.

INCOME RESULTING FROM DERIVATIVE FINANCIAL INSTRUMENTS

       The Corporation uses interest rate derivative financial instruments in asset and liability management activities to reduce structural interest rate risk, and the volatility of pre-tax income (see Structural Interest Rate Risk Management section on page 18). Pre-tax income reflects the effective use of these derivatives. Without their use, pre-tax income for the three months ended March 31, 2002 and 2001, would have been lower by $5 million and $7 million, respectively.

       For cash flow hedges, the effective portion of the change in fair value of the hedging derivative is recorded in Accumulated Other Adjustments to Stockholders Equity ("AOASE"), which is reclassified into earnings in a manner consistent with the earnings pattern of the underlying hedged instrument or transaction. At March 31, 2002, the total amount of such reclassification into earnings is projected to be a decrease in income of $193 million after-tax ($294 million pre-tax) over the next twelve months. These projections involve the use of currently forecasted interest rates over the next twelve months. These rates, and the resulting reclassifications into earnings, are subject to change.

       The maximum length of time exposure to the variability of future cash flows for forecasted transactions hedged is 36 months. There were no events in 2002 with an effect on earnings from the discontinuance of cash flow hedges due to the determination that a forecasted transaction is no longer likely to occur.

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

       The impact of these master netting agreements for the periods indicated are as follows:

(In millions)                                                   March 31, 2002       December 31, 2001
--------------------------------------------------------------------------------------------------------
Gross replacement cost                                          $      10,736        $         12,262
 Less: Adjustment due to master netting agreements                      8,072                   9,037
--------------------------------------------------------------------------------------------------------
Balance sheet credit exposure                                   $       2,664        $          3,225
--------------------------------------------------------------------------------------------------------

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

       At March 31, 2002, the notional value of ALM interest rate swaps linked to specific assets, liabilities or forecasted transactions was as follows:

                                                     Receive Fixed           Pay Fixed
                                                      Pay Floating        Receive Floating
----------------------------------------------------------------------------------------------------------------
                                                       Fair Value       Fair Value   Cash Flow     Total Swaps
(In millions)                                           Hedge            Hedge        Hedge
Interest rate swaps associated with:
   Interest-bearing assets                           $          -      $        50   $   3,000     $     3,050
   Interest-bearing liabilities                              5,739              -       15,992          21,731
----------------------------------------------------------------------------------------------------------------
        Total                                        $       5,739     $        50   $  18,992     $    24,781
----------------------------------------------------------------------------------------------------------------

       Interest rate swaps used to adjust the interest rate sensitivity of certain interest-bearing assets and liabilities will not need to be replaced at maturity, since the corresponding asset or liability will mature along with the interest rate swap. The notional amount of such swaps totaled $17.8 billion at March 31, 2002.
       No non-derivative instruments are designated as a hedge.

             LOAN SECURITIZATIONS AND OFF-BALANCE SHEET ACTIVITIES

LOAN SECURITIZATIONS

       Investors in the beneficial interests of the securitized loans have no recourse against the Corporation if cash flows generated from the securitized loans are inadequate to service the obligations of the special purpose entity. To help ensure that adequate funds are available in the event of a shortfall, the Corporation is required to deposit funds into cash spread accounts if excess spread falls below certain minimum levels. Spread accounts are funded from excess spread that would normally be returned to the Corporation. In addition, various forms of other credit enhancements are provided to protect more senior investor interests from loss. Credit enhancements associated with credit card securitizations, such as cash collateral or spread accounts, totaled $141 million and $533 million at March 31, 2002 and 2001, respectively, and are classified on the balance sheet as other assets.

       For further discussion of Bank One's loan securitization process and other related disclosures, see pages 64-65 and 81-82 of the Corporation's 2001 Annual Report.

       The Corporation's managed credit card loans are comprised of the following:

(In millions)                                                               March 31, 2002       March 31, 2001
-----------------------------------------------------------------------------------------------------------------
Owned credit card loans-held in portfolio                                   $        4,777       $        3,072
Owned credit card loans-held for future securitization                               2,619                2,445
Seller's interest in credit card loans (investment securities)                      22,343               17,762
-----------------------------------------------------------------------------------------------------------------
Total credit card loans and seller's interest reflected on balance sheet            29,739               23,279
Securities sold to investors and removed from balance sheet                         35,050               40,753
-----------------------------------------------------------------------------------------------------------------
Managed credit card loans                                                   $       64,789       $       64,032
-----------------------------------------------------------------------------------------------------------------

       At March 31, 2002, the estimated fair values of seller's interest and interest-only strip from credit card securitizations were $22.2 billion and $184 million, respectively.

       For analytical purposes only, income statement line items adjusted for the net impact of securitization of credit card receivables for the periods indicated are as follows:

                                          Three Months Ended March 31, 2002                Three Months Ended March 31, 2001
-----------------------------------------------------------------------------------------------------------------------------------
(Dollars in millions)                  Reported      Credit Card         Managed       Reported       Credit Card        Managed
                                                    Securitizations                                 Securitizations
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income-FTE basis         $   2,235     $         1,304     $   3,539      $   2,218    $         1,090     $   3,308
Provision for credit losses                 665                 846         1,511            585                876         1,461
Noninterest income                        1,952                (458)        1,494          1,607               (214)        1,393
Noninterest expense                       2,345                  -          2,345          2,236                 -          2,236
Net income                                  787                  -            787            679                 -            679
Total average loans                   $ 154,942     $        59,107     $ 214,049      $ 173,677    $        60,205     $ 233,882
Total average earning assets            231,815              36,590       268,405        242,338             39,583       281,921
Total average assets                    263,354              36,590       299,944        269,514             39,583       309,097
Net interest margin                        3.91%              14.45%         5.35%          3.71%             11.17%         4.76%
Credit Card delinquency ratios:
   30+ days                                2.99%               4.43%        4.27%          2.56%               4.50%         4.33%
   90+ days                                1.36                2.04         1.96           1.13                2.11          2.02
Net credit card charge-off ratio           5.38                5.73         5.69           5.65                5.82          5.81
-----------------------------------------------------------------------------------------------------------------------------------

OTHER OFF-BALANCE SHEET ACTIVITIES

       In the normal course of business, the Corporation is a party to a number of activities that contain credit, market and operational risk that are not reflected in whole or in part in the Corporation's consolidated financial statements. Such activities include: traditional off-balance sheet credit-related financial instruments; commitments under capital and operating leases and long-term debt; credit enhancement associated with asset-backed securities business; and joint venture activities.

       The Corporation provides customers with off-balance sheet credit support through loan commitments, standby letters of credit and guarantees, as well as commercial letters of credit. Summarized credit-related financial instruments at March 31, 2002 are as follows:

                                                                        Amount of Commitment Expiration Per Period
--------------------------------------------------------------------------------------------------------------------------
                                                                          Less Than 1     1-3          3-5        Over 5
(In billions)                                                    Total       Year        Years        Years       Years
--------------------------------------------------------------------------------------------------------------------------
Unused credit card lines                                       $ 309.4     $ 309.4      $    -       $    -       $    -
Unused loan commitments                                          136.0       100.2         21.9         13.3          0.6
Standby letters of credit and foreign office guarantees           19.4        10.9          5.8          2.2          0.5
Commercial letters of credit                                       0.6         0.6           -            -            -
--------------------------------------------------------------------------------------------------------------------------

       Since many of the unused commitments are expected to expire unused or be only partially used, the total amount of unused commitments in the preceding table does not necessarily represent future cash requirements.

       In addition to owned banking facilities, the Corporation has entered into a number of long-term leasing arrangements to support the ongoing activities of the Corporation. The required payments under such commitments and long-term debt at March 31, 2002 are as follows:

                                                                                                        2007
(In millions)                                 2002       2003       2004       2005       2006     and After          Total
-----------------------------------------------------------------------------------------------------------------------------
Operating leases                           $   183    $   240    $   208    $   169    $   152     $     888       $  1,840
Trust preferred capital securities              -          -          -          -          -          3,315          3,315
Long-term debt, including capital leases     6,447      7,684      6,006      5,135      6,927         8,687         40,886
-----------------------------------------------------------------------------------------------------------------------------
Total                                      $ 6,630    $ 7,924    $ 6,214    $ 5,304    $ 7,079     $  12,890       $ 46,041
-----------------------------------------------------------------------------------------------------------------------------

       The Corporation assists its customers in obtaining sources of liquidity, by structuring financing transactions to sell customer's trade receivables or other financial assets to specialized financing entities that issue commercial paper. The Corporation provides liquidity facilities and subordinated loans to the specialized financing entity, which totaled $37.9 billion and $1.1 billion, respectively, at March 31, 2002.

       In addition to customer financing transactions, these specialized financing entities fund, through the issuance of asset-backed commercial paper, other selected portfolios of marketable investments that are not reflected on the Corporation's balance sheet. Off-balance sheet liquidity lines provided by the Corporation associated with these transactions were $2.9 billion at March 31, 2002.

       The Corporation also provides liquidity lines to commercial paper issuing specialized financing entities not sponsored by Bank One, which approximated $1.8 billion at March 31, 2002.

       The Corporation is a participant in several operating joint venture initiatives where the Corporation has a majority equity interest in the entity; however, based on the terms of the joint venture arrangement, the ventures are jointly controlled and managed. The Corporation consolidated two joint ventures beginning the first quarter of 2002 as Management has exerted additional influence over these joint ventures. These consolidations did not have a net impact to the Corporation's consolidated net income. The Corporation's investment in the remaining joint ventures totaled $263 million at March 31, 2002.

                              CAPITAL MANAGEMENT

ECONOMIC CAPITAL

       An important aspect of risk management and performance measurement is the ability to evaluate the risk and return of a business unit, product or customer consistently across all lines of business. The Corporation's economic capital framework facilitates this standard measure of risk and return. Business units are assigned capital consistent with the underlying risks of their product set, customer base and delivery channels. For a more detailed discussion of Bank One's economic capital framework, see page 67 of the Corporation's 2001 Annual Report.

SELECTED CAPITAL RATIOS

       The Corporation aims to maintain regulatory capital ratios, including those of the principal banking subsidiaries, in excess of the well-capitalized guidelines under federal banking regulations. The Corporation maintains a well-capitalized regulatory position. The tangible common equity to tangible managed assets ratio is also monitored. This ratio adds securitized credit card loans to reported total assets and is calculated net of total intangible assets.

       The Corporation's capital ratios follow:

                                                                                                                  Well-Capitalized
                                                  March 31    December 31    September 30    June 30    March 31        Regulatory
                                                      2002           2001            2001       2001        2001        Guidelines
-----------------------------------------------------------------------------------------------------------------------------------
Risk-based capital ratios:
   Tier 1                                              9.0%           8.6%            8.4%       8.2%        7.8%              6.0%
   Total                                              12.7           12.2            11.7       11.6        11.2              10.0
Common equity/managed assets                           7.0            6.6             6.5        6.2         6.0                -
Tangible common equity/tangible managed assets         6.2            5.9             5.8        5.8         5.6                -
Double leverage ratio                                  103            103             102        105         106                -
Dividend payout ratio                                   31             38              35         37          36                -
-----------------------------------------------------------------------------------------------------------------------------------

       The components of the Corporation's regulatory risk-based capital and risk-weighted assets are as follows:

                                                     March 31       December 31       September 30        June 30        March 31
(In millions)                                            2002              2001               2001           2001            2001
-----------------------------------------------------------------------------------------------------------------------------------
Regulatory risk-based capital:
   Tier 1 capital                                $    22,513     $      21,749      $      21,330   $    21,243     $     20,727
   Tier 2 capital                                      9,115             9,091              8,547         8,930            9,148
-----------------------------------------------------------------------------------------------------------------------------------
      Total capital                                   31,628            30,840             29,877        30,173           29,875
-----------------------------------------------------------------------------------------------------------------------------------
Total risk weighted assets                        $   249,128     $     253,330      $     254,943   $   259,372     $    266,077
-----------------------------------------------------------------------------------------------------------------------------------

       In deriving Tier 1 and total capital, goodwill and other nonqualifying intangible assets are deducted for the periods indicated:

                                                     March 31       December 31       September 30        June 30        March 31
(In millions)                                            2002              2001               2001          2001             2001
-----------------------------------------------------------------------------------------------------------------------------------
Goodwill                                          $     1,840     $       1,560      $       1,577   $       824     $        841
Other nonqualifying intangibles                           251               207                289           273              299
-----------------------------------------------------------------------------------------------------------------------------------
   Subtotal                                             2,091             1,767              1,866         1,097            1,140
Qualifying intangibles                                    422               414                442           205              205
-----------------------------------------------------------------------------------------------------------------------------------
Total intangibles                                 $     2,513     $       2,181      $       2,308   $     1,302     $      1,345
-----------------------------------------------------------------------------------------------------------------------------------

       Goodwill and other intangibles increased in the first quarter 2002 primarily due to the consolidation of Paymentech.

       In November 2001, the U.S. banking regulators revised the risk based capital rules for the treatment of recourse arrangements, direct credit substitutes, asset and mortgage backed securities, and residual interest in securization structures. Certain provisions of these rules became effective in the first quarter 2002, and the March 31, 2002 ratio includes the impact of these changes. The Corporation will implement the remaining provisions of these rules beginning December 31, 2002, when they become effective, and does not anticipate that the remaining new rules will have a material impact on the Corporation's risk based capital ratios.

       In the second quarter of 2002, the Corporation will implement the U.S. banking regulators risk based capital rules related to the treatment of certain equity investments made in nonfinancial companies, which were issued in January 2002. Additionally, in April 2002, the U.S. banking regulators revised the risk based capital rules to reduce the risk-weight applied to certain claims on, or guarantees by, qualifying securities firms from 100% to 20%. This rule is effective in the third quarter of 2002 with early adoption permissible. The Corporation plans to adopt these rules in the second quarter of 2002. It is anticipated the implementation of these rules will not have a material impact on the Corporation's risk based capital ratios.

DIVIDEND POLICY

       The Corporation's common stock dividend policy reflects its earnings outlooks, desired payout ratios, the need to maintain an adequate capital level and alternative investment opportunities. The common stock dividend payout ratio is targeted in the range of 25%-30% of earnings over time. On January 15, 2002, the Corporation declared its quarterly common cash dividend of 21 cents per share, payable on April 1, 2002.

DOUBLE LEVERAGE

       Double leverage is the extent to which the Corporation's resources are used to finance investments in subsidiaries. Double leverage was 103% at March 31, 2002 and December 31, 2001. Trust Preferred Capital Securities of $3.315 billion at March 31,2002 and December 31, 2001 were included in capital for purposes of this calculation.

STOCK REPURCHASE PROGRAM

       On September 17, 2001, the Corporation's Board of Directors approved the repurchase of up to $500 million of the Corporation's common stock. This buyback is part of the remaining 28.4 million share buyback program authorized in May 1999. The timing of the purchases and the exact number of shares to be repurchased will depend on market conditions. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. The Corporation did not repurchase any shares under this program in the first quarter of 2002.

                          FORWARD-LOOKING STATEMENTS

       Management's Discussion and Analysis included herein contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, Bank One may make or approve certain statements in future filings with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with Bank One's approval that are not statements of historical fact and may constitute forward-looking statements. Forward-looking statements may relate to, without limitation, Bank One's financial condition, results of operations, plans, objectives, future performance or business.

       Words such as "believes", "anticipates", "expects", "intends",
"plans", "estimates", "targeted" and similar expressions are intended to identify forward-looking statements but are not the only means to identify these statements.

       Forward-looking statements involve risks and uncertainties. Actual conditions, events or results may differ materially from those contemplated by a forward-looking statement. Factors that could cause this difference-many of which are beyond Bank One's control-include the following, without limitation:

..      Local, regional and international business or economic conditions may differ from those expected.
..      The effects of and changes in trade, monetary and fiscal policies and laws, including the Federal Reserve Board's interest rate policies, may adversely affect Bank One's business.
..      The timely development and acceptance of new products and services may be different than anticipated.
..      Technological changes instituted by Bank One and by persons who may affect Bank One's business may be more difficult to accomplish or more expensive than anticipated or may have unforeseen consequences.
..      Acquisitions and integration of acquired businesses may be more difficult or expensive than expected.
..      The ability to increase market share and control expenses may be more difficult than anticipated.
..      Competitive pressures among financial services companies may increase significantly.
..      Changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) may adversely affect Bank One or its business.
..      Changes in accounting policies and practices, as may be adopted by regulatory agencies and the Financial Accounting Standards Board, may affect expected financial reporting.
..      The costs, effects and outcomes of litigation may adversely affect Bank
       One or its business.
..      Bank One may not manage the risks involved in the foregoing as well as anticipated.

       Forward-looking statements speak only as of the date they are made. Bank One undertakes no obligation to update any forward-looking statement to reflect subsequent circumstances or events.

                         CONSOLIDATED BALANCE SHEETS
                     BANK ONE CORPORATION AND SUBSIDIARIES

                                                                 March 31     December 31     March 31
(Dollars in millions)                                                2002            2001         2001
--------------------------------------------------------------------------------------------------------
Assets
Cash and due from banks                                        $  12,683       $  17,383    $  15,402
Interest-bearing due from banks                                    1,532           1,030        1,971
Federal funds sold and securities under resale agreements          9,211           9,347       11,133
Trading assets                                                     6,974           6,167        5,189
Derivative product assets                                          2,664           3,225        3,908
Investment securities                                             58,657          60,883       52,966
Loans                                                            152,126         156,733      171,427
Allowance for credit losses                                       (4,520)         (4,528)      (4,205)
--------------------------------------------------------------------------------------------------------
   Loans, net                                                    147,606         152,205      167,222
Other assets                                                      23,620          18,714       16,561
--------------------------------------------------------------------------------------------------------
   Total assets                                                $ 262,947       $ 268,954    $ 274,352
--------------------------------------------------------------------------------------------------------

Liabilities
Deposits:
   Demand                                                      $  29,098       $  32,179    $  29,102
   Savings                                                        80,149          80,599       63,469
   Time:
      Under $ 100,000                                             19,766          20,106       24,833
      $100,000 and over                                           16,462          18,071       21,685
   Foreign offices                                                13,328          16,575       24,466
--------------------------------------------------------------------------------------------------------
      Total deposits                                             158,803         167,530      163,555
Federal funds purchased and securities sold under
   repurchase agreements                                          15,154          13,728       14,789
Other short-term borrowings                                        5,503          10,255       16,970
Long-term debt                                                    40,879          40,103       39,407
Guaranteed preferred beneficial interest in the
   Corporation's junior subordinated debt                          3,315           3,315        2,790
Derivative product liabilities                                     2,071           2,574        3,470
Other liabilities                                                 16,309          11,223       14,305
--------------------------------------------------------------------------------------------------------
   Total liabilities                                             242,034         248,728      255,286

Stockholders' Equity
Preferred stock                                                       -               -           190
Common stock ($0.01 par value; authorized 4,000,000,000 at
   3/31/02 and 12/31/01 and 2,500,000,000 at 3/31/01;
   issued 1,181,382,304)                                              12              12           12
Surplus                                                           10,239          10,311       10,394
Retained earnings                                                 11,250          10,707        9,491
Accumulated other adjustments to stockholders' equity                (46)            (65)        (105)
Deferred compensation                                               (217)           (121)        (174)
Treasury stock, at cost (7,624,025, 14,415,873, and
   16,051,793 shares, respectively)                                 (325)           (618)        (742)
--------------------------------------------------------------------------------------------------------
   Total stockholders' equity                                     20,913          20,226       19,066
--------------------------------------------------------------------------------------------------------
   Total liabilities and stockholders' equity                  $ 262,947       $ 268,954    $ 274,352
--------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of this statement

                        CONSOLIDATED INCOME STATEMENTS
                     BANK ONE CORPORATION AND SUBSIDIARIES


Three Months Ended March 31                                                         2002        2001
-----------------------------------------------------------------------------------------------------
(In millions, except per share data)
Net Interest Income:
Interest income                                                               $   3,540    $  4,921
Interest expense                                                                  1,340       2,736
-----------------------------------------------------------------------------------------------------
   Total net interest income                                                      2,200       2,185
Noninterest Income:
Banking fees and commissions                                                        445         411
Credit card revenue                                                                 906         521
Service charges on deposits                                                         393         331
Fiduciary and investment management fees                                            189         187
Investment securities losses                                                        (18)        (96)
Trading                                                                              16          65
Other income                                                                         21         188
-----------------------------------------------------------------------------------------------------
   Total noninterest income                                                       1,952       1,607
-----------------------------------------------------------------------------------------------------
   Total revenue, net of interest expense                                         4,152       3,792

Provision for credit losses                                                         665         585

Noninterest Expense:
Salaries and employee benefits                                                    1,096       1,020
Occupancy                                                                           158         167
Equipment                                                                           103         121
Outside service fees and processing                                                 300         256
Marketing and development                                                           258         212
Telecommunication                                                                   101         109
Other intangible amortization                                                        33          20
Goodwill amortization                                                                -           17
Other expense                                                                       296         314
-----------------------------------------------------------------------------------------------------
   Total noninterest expense                                                      2,345       2,236
-----------------------------------------------------------------------------------------------------
Income before income taxes                                                        1,142         971
Applicable income taxes                                                             355         292
-----------------------------------------------------------------------------------------------------
Net income                                                                    $     787    $    679
-----------------------------------------------------------------------------------------------------
Net income attributable to common stockholders' equity                        $     787    $    676
-----------------------------------------------------------------------------------------------------
Earnings per share:
  Basic                                                                       $    0.67    $   0.58
  Dilluted                                                                    $    0.67    $   0.58
-----------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of this statement.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     BANK ONE CORPORATION AND SUBSIDIARIES

                                                                                 Accumulated
                                                                                       Other
                                                                              Adjustments to                                  Total
                                     Preferred  Common              Retained    Stockholders'     Deferred   Treasury  Stockholders'
(In millions)                            Stock   Stock    Surplus   Earnings          Equity  Compensation      Stock        Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance-December 31, 2000           $     190  $   12   $ 10,487   $   9,060     $      (5)   $     (121)   $  (988)    $  18,635
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                               679                                                  679
Change in fair value, investment
  securities-available for sale,
  net of taxes                                                                          47                                     47
Change in fair value of cash-flow
  hedge derivative securities,
  net of taxes                                                                        (149)                                  (149)
Translation loss,
  net of hedge results and taxes                                                         2                                      2
                                                                   -------------------------                            ------------
Net income and changes
  in accumulated other adjustments
  to stockholders' equity                                                679          (100)                                   579
Cash dividends declared:
  Common stock                                                          (245)                                                (245)
  Preferred stock                                                         (3)                                                  (3)
Issuance of common stock                                     (93)                                              246            153
Awards granted, net of
  forfeitures and amortization                                                                       (53)                     (53)
------------------------------------------------------------------------------------------------------------------------------------
Balance-March 31, 2001              $     190  $   12   $ 10,394   $   9,491     $    (105)   $     (174)   $ (742)    $   19,066
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Balance-December 31, 2001           $      -   $   12   $ 10,311   $  10,707     $     (65)   $     (121)   $ (618)    $   20,226
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                               787                                                  787
Change in fair value, investment
  securities-available for sale,
  net of taxes                                                                        (118)                                  (118)
Change in fair value of cash-flow
  hedge derivative securities,
  net of taxes                                                                         137                                    137
                                                                   -------------------------                            ------------
Net income and changes in
  accumulated other adjustments
  to stockholders' equity                                                787            19                                    806
Cash dividends declared on
  Common stock                                                          (244)                                                (244)
Issuance of common stock                                     (88)                                              293            205
Awards granted, net of
  forfeitures and amortization                                                                       (96)                     (96)
Other                                                         16                                                               16
------------------------------------------------------------------------------------------------------------------------------------
Balance-March 31, 2002              $      -   $   12   $ 10,239   $  11,250     $     (46)   $     (217)   $ (325)    $   20,913
------------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of this statement.

                     Consolidated Statements of Cash Flows
                     Bank One Corporation and Subsidiaries

Three Months Ended March 31                                  2002         2001
-------------------------------------------------------------------------------
(In millions)

Cash Flows from Operating Activities:
Net Income                                               $    787     $    679
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                              129          135
   Provision for credit losses                                665          585
   Investment securities losses, net                           18           96
   Net increase in net derivative product assets              (14)        (140)
   Net increase in trading assets                            (805)      (2,401)
   Net increase in other assets                            (4,111)        (353)
   Net increase in other liabilities                        4,349        4,020
   Other operating adjustments                                114          (99)
-------------------------------------------------------------------------------
Net cash provided by operating activities                   1,132        2,522

Cash Flows from Investing Activities:
Net (increase) decrease in federal funds sold and
   securities under resale agreements                         135       (6,396)
Securities available for sale:
   Purchases                                              (10,486)     (16,967)
   Maturities                                               1,486        7,585
   Sales                                                   10,253        2,308
Credit card receivables securitized                            -         3,131
Net decrease in loans                                       5,536        3,770
Loan recoveries                                               104           97
Additions to premises and equipment                           (93)          -
Proceeds from sales of premises and equipment                  16           -
All other investing activities, net                          (993)           7
-------------------------------------------------------------------------------
Net cash provided by (used in) investing activities         5,958       (6,465)

Cash Flows from Financing Activities:
Net decrease in deposits                                   (8,723)      (3,524)
Net increase in federal funds purchased and securities
   under repurchase agreements                              1,426        2,668
Net decrease in other short-term borrowings                (4,745)      (1,033)
Proceeds from issuance of long-term debt                    3,227        3,818
Repayment of long-term debt                                (2,354)      (3,254)
Cash dividends paid                                          (245)        (247)
Proceeds from issuance of trust preferred capital
   securities                                                  -           300
Proceeds from issuance of common and treasury stock            97           80
All other financing activities, net                            14            4
-------------------------------------------------------------------------------
Net cash used in financing activities                     (11,303)      (1,188)
Effect of exchange rate changes on cash and
  cash equivalents                                             15            3
-------------------------------------------------------------------------------
Net Decrease in Cash and Cash Equivalents                  (4,198)      (5,128)
Cash and Cash Equivalents at Beginning of Period           18,413       22,501
-------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period               $ 14,215     $ 17,373
-------------------------------------------------------------------------------

The accompanying notes are an integral part of this statement.

                   Notes to Consolidated Financial Statements
                     Bank One Corporation and Subsidiaries

NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Consolidated financial statements of Bank One have been prepared in conformity with generally accepted accounting principles, and certain prior-quarter financial statement information has been reclassified to conform to the current quarter presentation. The preparation of the consolidated financial statements require Management to make estimates and assumptions that affect the amounts reported and disclosures of contingent assets and liabilities. Actual results could differ from those estimates.

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

       These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Corporation's 2001 Annual Report.

NOTE 2-NEW AND PENDING ACCOUNTING PRONOUNCEMENTS

Business Combinations and Goodwill and Other Intangible Assets

       Effective January 1, 2002, the Corporation adopted SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142") resulting in no goodwill impairment. In accordance with the new standard, goodwill and intangible assets with indefinite lives are no longer amortized, but are subject to impairment tests at least annually. Intangible assets with finite lives continue to be amortized over the period the Corporation expects to benefit from such assets and are periodically reviewed for other than temporary impairment.

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

Three Months Ended March 31                                  2002         2001
-------------------------------------------------------------------------------
(In millions except per share data)
Net income                                                 $  787        $ 679
Preferred stock dividends                                      -            (3)
-------------------------------------------------------------------------------
Net income available to common stockholders for basic and
   diluted EPS                                             $  787        $  676
-------------------------------------------------------------------------------

Average shares outstanding                                  1,170         1,163
Stock options                                                   9            10
-------------------------------------------------------------------------------
Average shares outstanding assuming full dilution           1,179         1,173
-------------------------------------------------------------------------------

Earnings per share:
   Basic                                                   $ 0.67        $ 0.58
   Diluted                                                 $ 0.67        $ 0.58
-------------------------------------------------------------------------------

NOTE 4-RESTRUCTURING-RELATED CHARGES

a) Fourth Quarter 2001 Restructuring-Related Charges

       The Corporation recorded restructuring-related charges in the fourth quarter of 2001 for additional real estate and severance costs to accomplish more rapid expense reductions, accelerated systems conversions and other consolidations. Summarized below are the details of these restructuring-related charges:

                                         Personnel-     Contractual
                                       Related Costs   Obligations
                                                         and Asset
(in millions)                                           Writedowns        Total
--------------------------------------------------------------------------------
December 31, 2001 Reserve Balance       $        76      $     278     $    354
--------------------------------------------------------------------------------
   Amounts utilized                              (2)          (134)        (136)
--------------------------------------------------------------------------------
March 31, 2002 Reserve Balance          $        74      $     144     $    218
--------------------------------------------------------------------------------

       Personnel-related costs consisted primarily of severance costs related to identified staff reductions in the lines of business totaling approximately 6,900 positions. Contractual obligations included the estimated costs associated with the lease and other contract termination costs incorporated in the business restructuring plans. Asset writedowns included leasehold write-offs related to leased properties following the decision to abandon such facilities, as well as in the case of fixed assets and capitalized software for which similar decisions were made. Actions under this overall restructuring plan are expected to be completed by December 31, 2002. Certain contractual payments associated with these actions, as required, will extend beyond this time frame.

b) Second Quarter 2000 Restructuring-Related Charges

       Actions under this restructuring plan have been completed, with only payments of identified obligations remaining, which consist primarily of lease obligations. Unpaid amounts totaled $53 million as of March 31, 2002 and will be paid as required over the remaining contractual period.

NOTE 5-BUSINESS SEGMENTS

       The information presented on page 3 is consistent with the content of business segment data provided to the Corporation's management, which does not use product group revenues to assess consolidated results. Aside from investment management and insurance products, product offerings are tailored to specific customer segments. As a result, the aggregation of product revenues and related profit measures across lines of business is not available.

       Aside from the United States, no single country or geographic region generates a significant portion of the Corporation's revenues or assets. In addition, there are no single customer concentrations of revenue or profitability.

       For additional disclosures regarding the Corporation's operating segments see the "Business Segment Results and Other Data" section beginning on page
3.  The data presented in tables beginning with the section entitled
"Financial Performance" in the "Retail" through "Corporate" segments on page 3-15 are included for analytical purposes only.

NOTE 6-INTEREST INCOME AND INTEREST EXPENSE

       Details of interest income and expense are as follows:

Three Months Ended March 31                                  2002         2001
--------------------------------------------------------------------------------
(In millions)
Interest Income
Loans, including fees                                     $ 2,569      $ 3,802
Bank balances                                                  15           70
Federal funds sold and securities under resale agreements      43          115
Trading assets                                                 60           83
Investment securities                                         853          851
--------------------------------------------------------------------------------
   Total                                                    3,540        4,921
Interest Expense
Deposits                                                      724        1,520
Federal funds purchased and securities sold under
   repurchase agreements                                       62          231
Other short-term borrowings                                    40          283
Long-term debt                                                514          702
--------------------------------------------------------------------------------
   Total                                                    1,340        2,736
--------------------------------------------------------------------------------
Net Interest Income                                         2,200        2,185
Provision for credit losses                                   665          585
--------------------------------------------------------------------------------
Net Interest Income After Provision for Credit Losses    $  1,535      $ 1,600
--------------------------------------------------------------------------------

Note 7-Fair Value of Financial Instruments

       The carrying values and estimated fair values of financial instruments as of March 31, 2002 have not materially changed on a relative basis from the carrying values and estimated fair values of financial instruments disclosed as of December 31, 2001.

Note 8-Guaranteed Preferred Beneficial Interest in the Corporation's Junior Subordinated Debt

       At March 31, 2002 the Corporation sponsored ten trusts with a total aggregate issuance of $3.315 billion in trust preferred securities as follows:

                                                                              Trust Preferred
-----------------------------------------------------------------------------------------------
                                                                   Initial
                                                                 Liquidation
(Dollars in millions)                           Issuance Date       Value     Distribution Rate
-----------------------------------------------------------------------------------------------
Capital VI                                  September 28, 2001    $    525               7.20%
Capital V                                     January 30, 2001         300               8.00%
Capital IV                                     August 30, 2000         160          3-mo LIBOR
                                                                                    plus 1.50%
Capital III                                    August 30, 2000         475               8.75%
Capital II                                      August 8, 2000         280               8.50%
Capital I                                   September 20, 1999         575               8.00%
First Chicago NBD Capital I                   January 31, 1997         250          3-mo LIBOR
                                                                                    plus 0.55%
First USA
   Capital Trust I/(2)/                      December 20, 1996         200               9.33%
First Chicago
   NBD Institutional
   Capital A                                  December 3, 1996         500               7.95%
First Chicago
   NBD Institutional
   Capital B                                  December 5, 1996         250               7.75%
-----------------------------------------------------------------------------------------------
             Junior Subordinated Debt Owned by Trust
-----------------------------------------------------
 Initial
Principal
 Amount                 Maturity   Redeemable Beginning
-------------------------------------------------------
$   541.2       October 12, 2031       October 15, 2006
    309.3       January 30, 2031       January 30, 2006
    164.9      September 1, 2030      September 1, 2005

    489.7      September 1, 2030        See/(1)/ below
    288.7        August 15, 2030        August 15, 2005
    593.0     September 12, 2029     September 20, 2004
    258.0       February 1, 2027       February 1, 2007
    206.2       January 15, 2027       January 15, 2007
    515.0       December 1, 2026       December 1, 2006
    258.0       December 1, 2026       December 1, 2006
-----------------------------------------------------

/(1)/   Redeemable at any time subject to approval by the Federal Reserve Board.
/(2)/ The Corporation paid a premium of $36 million to repurchase $193 million of these securities in 1997.

       These trust preferred securities are tax-advantaged issues that qualify for Tier 1 capital treatment. Distributions on these securities are included in interest expense on long-term debt. Each of the trusts is a statutory business trust organized for the sole purpose of issuing trust securities and investing the proceeds thereof in junior subordinated debentures of the Corporation, the sole asset of each trust. The preferred trust securities of each trust represent preferred beneficial interests in the assets of the respective trusts and are subject to mandatory redemption upon payment of the junior subordinated debentures held by the trust. The common securities of each trust are wholly-owned by the Corporation. Each trust's ability to pay amounts due on the trust preferred securities is solely dependent upon the Corporation making payment on the related junior subordinated debentures. The Corporation's obligations under the junior subordinated securities and other relevant trust agreements, in aggregate, constitute a full and unconditional guarantee by the Corporation of each respective trust's obligations under the trust securities issued by such trust

Note 9-Supplemental Disclosures for Accumulated Other Adjustments to Stockholders' Equity

       Accumulated other adjustments to stockholders' equity are as follows:

Three Months Ended March 31                                  2002         2001
--------------------------------------------------------------------------------
(In millions)

Fair value adjustment on investment securities-available
   for sale
   Balance, beginning of period                             $  78       $  (15)
   Change in fair value, net of taxes of $(55) and $28
      for the three months ended March 31, 2002 and
      2001, respectively                                      (95)          48
   Reclassification adjustment, net of taxes of $(13) and
      $0, for the three months ended March 31, 2002 and
      2001, respectively                                      (23)          (1)
--------------------------------------------------------------------------------
   Balance, end-of-period                                     (40)          32

Fair value adjustment on derivative instruments-cash
   flow type hedges:
   Balance, beginning of period                              (146)          -
   Transition adjustment at January 1, 2001, net of
      taxes of $(56)                                           -           (98)
   Net change in fair value associated with current period
      hedging activities, net of taxes of $49 and $(35) for
      the three months ended March 31, 2002 and 2001,
      respectively                                             82          (62)
   Net reclassification into earnings, net of taxes of $29
      and $6 for the three months ended March 31, 2002 and
      2001, respectively                                       55           11
--------------------------------------------------------------------------------
   Balance, end-of-period                                      (9)        (149)

Accumulated translation adjustment:
   Balance, beginning of period                                 3           10
   Translation gain, net of hedge results and taxes            -             2
--------------------------------------------------------------------------------
   Balance end-of-period                                        3           12

Total accumulated other adjustments to stockholders'
   equity                                                   $ (46)      $ (105)
--------------------------------------------------------------------------------

Note 10-Contingent Liabilities

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

Note 11-Investment Securities

       The summary of the Corporation's investment portfolio follows:

                                                                     Gross Unrealized  Gross Unrealized   Fair Value
March 31, 2002                                       Amortized Cost             Gains            Losses  (Book Value)
---------------------------------------------------------------------------------------------------------------------
(In millions)
U.S. Treasury                                             $  1,561            $   18            $    6   $    1,573
U.S. government agecies                                     24,609                41               209       24,441
States and political subdivisions                            1,205                25                 8        1,222
Interests in credit card securitized receivables            22,297                96                 -       22,393
Other debt securities                                        3,421                19                19        3,421
Equity securities/(1)/                                       4,068                 5                19        4,054
---------------------------------------------------------------------------------------------------------------------
   Total available for sale securities                    $ 57,161            $  204            $  261       57,104
---------------------------------------------------------------------------------------------------------------------
Principal and other investments/(2)/                                                                          1,553
                                                                                                        -------------
   Total investment securities                                                                           $   58,657
---------------------------------------------------------------------------------------------------------------------

/(1)/ The fair values of certain securities for which market quotations were not available were estimated.
/(2)/ The fair values of certain securities reflect liquidity and other market-related factors, and includes investments accounted for at fair value consistent with specialized industry practice.

       For the three months ended March 31, 2002, gross recognized gains and losses on the sale of investment securities were $150 million and $167 million, respectively. For the three months ended March 31, 2001, gross recognized gains and losses on the sale of investment securities were $126 million and $222 million, respectively.

                        SELECTED STATISTICAL INFORMATION
                      BANK ONE CORPORATION AND SUBSIDIARIES

Average Balances/Net Interest Margin/Rates

                                                      March 31, 2002                   December 31, 2001
---------------------------------------------------------------------------------------------------------------
                                             Average                Average     Average                Average
(Dollars in millions)                        Balance    Interest      Rate      Balance    Interest     Rate
---------------------------------------------------------------------------------------------------------------
Assets
Short-term investments                     $  12,560    $    58       1.87%    $  14,442   $      89     2.44%
Trading assets/(1)/                            6,239         60       3.90         6,487          63     3.85
Investment securities:/(1)/
   U.S. government and federal agency         25,883        352       5.52        23,317         332     5.65
   States and political subdivisions           1,287         23       7.25         1,327          25     7.47
   Other                                      30,904        501       6.57        29,201         507     6.89
---------------------------------------------------------------------------------------------------------------
        Total investment securities           58,074        876       6.12        53,845         864     6.37
Loans/(1)/                                   154,942      2,581       6.76       160,150       2,841     7.04
---------------------------------------------------------------------------------------------------------------
        Total earning assets/(2)/            231,815      3,575       6.25       234,924       3,857     6.51
Allowance for credit losses                   (4,563)                             (4,516)
Other assets-nonearning                       36,102                              36,348
---------------------------------------------------------------------------------------------------------------
        Total assets                       $ 263,354                           $ 266,756
Liabilities and Stockholders' Equity
Deposits - interest-bearing:
   Savings                                 $  12,731    $    43       1.37%    $  15,509   $     30      0.77%
   Money market                               70,387        168       0.97        60,333        235      1.55
   Time                                       37,387        445       4.83        39,456        521      5.24
   Foreign offices/(3)/                       14,064         68       1.96        17,979        114      2.52
---------------------------------------------------------------------------------------------------------------
        Total deposits-interest-bearing      134,569        724       2.18       133,277        900      2.68
Federal funds purchased and securities
  under repurchase agreements                 14,531         62       1.73        15,611         80      2.03
Other short-term borrowings                    7,376         40       2.20         9,657         65      2.67
Long-term debt/(4)/                           43,022        514       4.85        44,282        539      4.83
---------------------------------------------------------------------------------------------------------------
        Total interest-bearing liabilities   199,498      1,340       2.72       202,827      1,584      3.10
Demand deposits                               29,165                              29,983
Other liabilities                             13,828                              13,443
Preferred stock                                   -                                   64
Common stockholders' equity                   20,863                              20,439
---------------------------------------------------------------------------------------------------------------
        Total liabilities and equity       $ 263,354                           $ 266.756
Interest income/earning assets                          $ 3,575       6.25%                $  3,857      6.51%
Interest expense/earning assets                           1,340       2.34                    1,584      2.67
---------------------------------------------------------------------------------------------------------------
Net interest income/margin                              $ 2,235       3.91%                $  2,273      3.84%
---------------------------------------------------------------------------------------------------------------

/(1)/ Includes tax-equivalent adjustments based on federal income tax rate of 35%.
/(2)/ Nonperforming loans are included in average balances used to determine average rate.
/(3)/ Includes international banking facilities' deposit balances in domestic offices and balances of Edge Act and oversees offices.
/(4)/  Includes trust preferred capital securities.

         September 30, 2001                       June 30, 2001                         March 31, 2001
----------------------------------------------------------------------------------------------------------------
 Average                                Average                              Average
 Balance     Interest  Average Rates    Balance   Interest   Average Rate    Balance    Interest   Average Rate
----------------------------------------------------------------------------------------------------------------
$  12,704   $     117          3.65%  $  15,050  $     172          4.58%  $   12,221   $     185         6.14%
    6,982          78          4.43       7,276         85          4.69        5,703          83         5.90

   21,655         312          5.72      20,013        282          5.65       19,327         274         5.75
    1,303          25          7.61       1,265         23          7.29        1,269          24         7.67
   27,292         473          6.88      26,227        445          6.81       30.141         572         7.70
----------------------------------------------------------------------------------------------------------------
   50,250         810          6.40      47,505        750          6.33       50,737         870         6.95
  165,416       3,204          7.68     169,140      3,408          8.08      173,677       3,816         8.91
----------------------------------------------------------------------------------------------------------------
  235,352       4,209          7.10     238,971      4,415          7.41      242,338       4,954         8.29
   (4,499)                               (4,255)                               (4,216)
   34,993                                33,543                                31,392
----------------------------------------------------------------------------------------------------------------
$ 265,846                             $ 268,259                            $  269,514

$  14,969   $      42          1.11%  $  15,888  $      45          1.14%  $   15,491   $      51         1.34%
   53,189         305          2.28      48,914        330          2.71       47,006         384         3.31
   42,891         621          5.74      45,649        688          6.05       47,267         743         6.38
   21,817         195          3.55      22,782        249          4.38       24,081         342         5,76
----------------------------------------------------------------------------------------------------------------
  132,866       1,163          3.47     133,233      1,312          3.95      133,845       1,520         4.61

   17,038         145          3.38      16,890        177          4.20       17,129         231         5.47
   11,217         113          4.00      15,024        198          5.29       18,252         283         6.29
   42,862         595          5.51      42,191        643          6.11       41,781         702         6.81
----------------------------------------------------------------------------------------------------------------
  203,983       2,016          3.92     207,338      2,330          4.51      211,007       2,736         5.26
----------------------------------------------------------------------------------------------------------------
   28,576                                28,575                                26,827
   13,203                                13,039                                12,675
      190                                   190                                   190
   19,894                                19,117                                18,815
----------------------------------------------------------------------------------------------------------------
$ 265,846                             $ 268,259                             $ 269,514

            $  4,209           7.10%             $   4,415          7.41%               $   4,954         8.29%
               2,016           3.40                  2,330          3.91                    2,736         4.58
----------------------------------------------------------------------------------------------------------------
            $  2,193           3.70%             $   2,085          3.50%               $   2,218         3.71%
----------------------------------------------------------------------------------------------------------------

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

            [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                    SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2002
                                                       --------

                                       OR

            [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                                    SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _____________ to _____________

                  Commission file number  001-15323
                                         ----------

                                        BANK ONE CORPORATION
                  --------------------------------------------------------------
                       (exact name of registrant as specified in its charter)


                                              DELAWARE                31-0738296
                  --------------------------------------------------------------
                  (State or other jurisdiction of               (I.R.S. Employer
                      incorporation or organization) Identification No.)

                  1 BANK ONE PLAZA   CHICAGO, ILLINOIS                     60670
                  --------------------------------------------------------------
                            (Address of principal executive offices)
                                          (Zip Code)

                                           312-732-4000
                  --------------------------------------------------------------
                      (Registrant's telephone number, including area code)



                  --------------------------------------------------------------
                     (Former name, former address and former fiscal year, if
                                     changed since last report)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
    ---       --

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 2002.

          Class                                     Number of Shares Outstanding
----------------------------                        ----------------------------
Common Stock $0.01 par value                              1,174,761,865

                         Form 10-Q Cross-Reference Index

                          PART I-FINANCIAL INFORMATION
                          ----------------------------



ITEM 1.  Financial Statements
-----------------------------

                                                                                    Page
                                                                                    ----
         Consolidated Balance Sheets-
         March 31, 2002 and 2001, and December 31, 2001                               32

         Consolidated Income Statements-
         Three months ended March 31, 2002 and 2001                                   33

         Consolidated Statements of Stockholders' Equity-
         Three months ended March 31, 2002 and 2001                                   34

         Consolidated Statements of Cash Flows-
         Three months ended March 31, 2002 and 2001                                   35

         Notes to Consolidated Financial Statements                                   36

         Selected Statistical Information                                             41

ITEM 2.  Management's Discussion and Analysis of Financial
----------------------------------------------------------
         Condition and Results of Operations                                        3-31
         -----------------------------------

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk                18-19
-------------------------------------------------------------------

                            PART II-OTHER INFORMATION
                            -------------------------

ITEM 1.  Legal Proceedings                                                            45
--------------------------

ITEM 2.  Changes in Securities and Use of Proceeds                                    45
--------------------------------------------------

ITEM 3.  Defaults Upon Senior Securities                                              45
----------------------------------------

ITEM 4.  Submission of Matters to a Vote of Security Holders                          45
------------------------------------------------------------

ITEM 5.  Other Information                                                            45
--------------------------

ITEM 6.  Exhibits and Reports on Form 8-K                                             45
-----------------------------------------

Signatures                                                                            46

                           PART II-OTHER INFORMATION
                           -------------------------

ITEM 1. Legal Proceedings
-------------------------
          None

ITEM 2. Changes in Securities and Use of Proceeds
-------------------------------------------------
          None

ITEM 3. Defaults Upon Senior Securities
---------------------------------------
          Not applicable

ITEM 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------
          None

ITEM 5. Other Information
-------------------------
          None

ITEM 6. Exhibits and Reports on Form 8-K
----------------------------------------

     (a)   Exhibit 12-Statement re computation of ratios.

     (b) The Registrant filed the following Current Reports on Form 8-K during the quarter ended March 31, 2002.

     Date              Item Reported
     ----              -------------

January 16, 2002    Registrant's January 16, 2002 news release announcing its
                        2001 fourth quarter earnings.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  BANK ONE CORPORATION
                                                  --------------------

Date       May 15, 2002                                  /s/ James Dimon
     ------------------------                   --------------------------------

                                                           James Dimon
                                                   Principal Executive Officer

Date       May 15, 2002                               /s/ Charles W. Scharf
     ------------------------                   --------------------------------

                                                       Charles W. Scharf
                                                   Principal Financial Officer

Date       May 15, 2002                               /s/ Melissa J. Moore
     ------------------------                   --------------------------------

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