Form 10-Q
period 2002-06-30
BANK ONE CORP
filed 2002-08-12
CIK 1067092

                              BANK ONE CORPORATION
                           INDEX TO FINANCIAL REVIEW

  1    Five Quarter Summary of Selected Financial Information

  2    Five Quarter Summary of Other Financial Data

  3    Summary of Operating Results

  3    Balance Sheet Analysis

  4    Business Segment Results and Other Data

 22    Consolidated Results

 25    Risk Management

 25    Market Risk Management

 27    Credit Portfolio Composition

 31    Asset Quality

 35    Derivative Financial Instruments

 36    Loan Securitizations and Off-Balance Sheet Activities

 39    Capital Management

 41    Forward-Looking Statements

 42    Consolidated Financial Statements

 46    Notes to Consolidated Financial Statements

 52    Management's Certification of Periodic Report

 55    Selected Statistical Information

 56    Form 10-Q

             FIVE QUARTER SUMMARY OF SELECTED FINANCIAL INFORMATION

                      BANK ONE CORPORATION and Subsidiaries

                                                                       Three Months Ended
                                                   ----------------------------------------------------------------
                                                   June 30     March 31     December 31  September 30       June 30
(In millions, except ratios and per share data)       2002 (3)     2002 (3)        2001          2001          2001
-------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA

Total revenue, net of interest expense            $  4,274     $  4,152        $  4,207      $  4,016      $  3,846
Net interest income--
 fully taxable-equivalent ("FTE") basis              2,078        2,235           2,273         2,193         2,085
Noninterest income                                   2,232        1,952           1,972         1,853         1,791
Provision for credit losses                            607          665             765           620           540
Noninterest expense                                  2,438        2,345           2,706         2,303         2,306
Income before cumulative effect of change
 in accounting principle                               843          787             541           754           708
Net income                                             843          787             541           754           664

PER COMMON SHARE DATA
Income before cumulative effect of change
  in accounting principle:
  Basic                                           $   0.72     $   0.67        $   0.46      $   0.64      $   0.60
  Diluted                                             0.71         0.67            0.46          0.64          0.60
Net income:
  Basic                                           $   0.72     $   0.67        $   0.46      $   0.64      $   0.57
  Diluted                                             0.71         0.67            0.46          0.64          0.56
Cash dividends declared                               0.21         0.21            0.21          0.21          0.21
Book value                                           18.37        17.81           17.33         17.30         16.49

BALANCE SHEET DATA - ENDING BALANCES
Loans:
  Managed                                         $205,442     $209,519        $218,102      $222,604      $223,390
  Reported                                         147,728      152,126         156,733       164,251       166,576
Deposits                                           157,518      158,803         167,530       162,385       164,299
Long-term debt (1)                                  43,756       44,194          43,418        44,361        41,693
Total assets:
  Managed                                          306,140      297,998         306,304       310,207       312,244
  Reported                                         270,343      262,947         268,954       270,252       272,412
Common stockholders' equity                         21,563       20,913          20,226        20,192        19,261
Total stockholders' equity                          21,563       20,913          20,226        20,382        19,451

CREDIT QUALITY RATIOS
Net charge-offs to average loans-managed (2)          2.73%        2.82%           2.84%         2.58%         2.50%
Allowance to period end loans                         3.06         2.97            2.89          2.73          2.54
Nonperforming assets to related assets                2.65         2.58            2.35          1.96          1.77

FINANCIAL PERFORMANCE:
Return on average assets                             1.32%         1.21%           0.80%         1.13%         0.99%
Return on average common equity                       15.7         15.3            10.5          15.0          13.9
Net interest margin:
  Managed                                             5.12         5.35            5.20          4.95          4.65
  Reported                                            3.69         3.91            3.84          3.70          3.50
Efficiency ratio:
  Managed                                             47.6         46.6            53.5          46.9          48.5
  Reported                                            56.6         56.0            63.7          56.9          59.5
Employees                                           73,579(4)    73,864(4)       73,519        75,801        78,491
-------------------------------------------------------------------------------------------------------------------

                      BANK ONE CORPORATION and Subsidiaries

                                                                        Three Months Ended
                                                   ---------------------------------------------------------------
                                                   June 30      March 31      December 31   September 30   June 30
(In millions, except ratios and per share data)       2002 (3)      2002 (3)         2001           2001      2001
------------------------------------------------------------------------------------------------------------------
CAPITAL RATIOS
Risk-based capital:
   Tier 1                                              9.4%          9.0%             8.6%           8.4%      8.2%
   Total                                              13.0          12.7             12.2           11.7      11.6
Tangible common equity/tangible managed assets         6.3           6.2              5.9            5.8       5.8

COMMON STOCK DATA
Average shares outstanding:
   Basic                                             1,174         1,170            1,166          1,168     1,166
   Diluted                                           1,184         1,179            1,174          1,176     1,176
Stock price, quarter-end                           $ 38.48       $ 41.78          $ 39.05        $ 31.47   $ 35.80
------------------------------------------------------------------------------------------------------------------

(1)  Includes trust preferred capital securities.
(2) Quarterly results include $1 million, $1 million, $14 million, $14 million and $24 million, respectively, of charge-offs which are not so classified in the Corporation's GAAP financials because they are part of a portfolio which has been accounted for as loans held at a discount. The inclusion of these amounts in charge-offs more accurately reflects the performance of the portfolio. In the Corporation's financial statements, these items result in a higher provision in excess of net charge-offs.
(3) Results include the effects of the consolidation of Paymentech, Inc. and Anexsys, LLC.
(4) Includes the addition of employees due to the consolidation of Paymentech and Anexsys.



                  FIVE QUARTER SUMMARY OF OTHER FINANCIAL DATA

     The Corporation's consolidated operating financial results and ratios are as follows:

                                                                           Three Months Ended (2)
                                                     -----------------------------------------------------------------
                                                     June 30       March 31       December 31   September 30   June 30
(In millions, except ratios and per share data)         2002 (1)       2002 (1)          2001           2001      2001
----------------------------------------------------------------------------------------------------------------------
Operating income                                      $  803         $  787            $  765         $  754    $  706
Operating earnings per share-diluted                  $ 0.68         $ 0.67            $ 0.65         $ 0.64    $ 0.60
Return on average assets                                1.26%          1.21%             1.14%          1.13%     1.06%
Return on average common equity                         14.9           15.3              14.9           15.0      14.8
Net interest margin:
   Managed                                              5.12           5.35              5.20           4.95      4.65
   Reported                                             3.69           3.91              3.84           3.70      3.50
Efficiency ratio:
   Managed                                              48.9           46.6              46.5           46.9      48.6
   Reported                                             58.0           56.0              55.4           56.9      59.6
----------------------------------------------------------------------------------------------------------------------

(1)  Results include the effects of the consolidation of Paymentech and Anexsys.
(2) These results and ratios exclude restructuring-related charges and reversals for all periods and June 30, 2001 excludes the cumulative effect of a change in accounting principle.

                          SUMMARY OF OPERATING RESULTS

     Operating income for BANK ONE CORPORATION and its subsidiaries ("Bank One" or the "Corporation") was $803 million, or $0.68 per diluted share, for the second quarter 2002 compared to $706 million, or $0.60 per diluted share, in the second quarter 2001, excluding restructuring reversals and the 2001 accounting change. Bank One reported 2002 second quarter net income of $843 million, or $0.71 per diluted share, including a $40 million after tax benefit from reversals of prior restructuring charges. This is compared to reported net income of $664 million, or $0.56 per diluted share, including a $44 million after tax charge for the cumulative effect of an accounting change in the prior year quarter.

     For the first half of 2002, operating income totaled $1.6 billion, or $1.35 per diluted share, compared to $1.4 billion, or $1.18 per diluted share, in the prior year. Reported net income for the first half of 2002 was $1.6 billion, or $1.38 per diluted share, compared to $1.3 billion, or $1.14 per diluted share, a year ago.

     Net interest income of $2.0 billion in the second quarter 2002 and $4.2 billion for the six months ended June 30, 2002 remained relatively unchanged when compared to the prior year periods. Decreases resulting from intentional reductions in certain segments of the loan portfolio and a decline in deposits of large commercial customers, were offset by increases in Retail core deposits and the benefit of lower interest rates which reduced the Corporation's funding costs.

     Reported noninterest income increased $441 million in the second quarter and $786 million in the first six months of 2002 compared to the prior year periods. These increases are primarily due to the addition of the Wachovia credit card business in the third quarter of 2001, the consolidation of Paymentech beginning January 1, 2002, increased annuity and mutual fund sales, growth in the loan syndication and asset-backed finance businesses, and net gains on investment securities. Net investment securities gains were $97 million, which included a $261 million gain on sale of the interest in the GE Monogram joint venture, partially offset by net writedowns of $164 million in the investment securities and principal investments portfolios.

     Total noninterest expense increased from the year-ago quarter and six months by $192 million and $301 million, respectively. These increases were primarily the result of the consolidations of Paymentech and Anexsys, $89 million in expenses for terminating and renegotiating certain vendor contracts, increased marketing expenditures, and general costs associated with the Corporation's conversion efforts. Salaries and employee benefits included $12 million of expense related to adopting the fair value method of accounting for stock-based compensation.

     Provision for credit losses was $607 million for the second quarter and $1.3 billion for the first six months of 2002, compared to $540 million and $1.1 billion for 2001, respectively. Since the fourth quarter of 2001, the Corporation has experienced lower net charge-offs, resulting in a reduction of provision for credit losses in the current quarter. Lower credit card delinquencies also contributed to the recent provision reduction.


                             BALANCE SHEET ANALYSIS


     The Corporation's loan portfolio was $147.7 billion at June 30, 2002 compared with $152.1 billion at March 31, 2002, a decrease of $4.4 billion. Retail loans totaled $66.3 billion at June 30, 2002 compared with $67.6 billion at March 31, 2002, a decrease of $1.3 billion due to the intentional reduction of certain segments of the auto lease and brokered home equity portfolios. Commercial banking loans totaled $64.9 billion at June 30, 2002 compared to $69.0 billion at March 31, 2002, a decrease of $4.2 billion, or 6%. Managed reductions of $2.5 billion and $1.4 billion in commercial and commercial real estate loans, respectively, reflect the conscious management of credit risk in the current economic environment. Credit Card loans totaled $9.1 billion at June 30, 2002 compared to $7.4 billion at March 31, 2002, an increase of $1.7 billion or 23%, reflecting renewed organic growth in the portfolio. During the quarter,
1.28 million accounts were opened, an increase of 36% compared to first quarter 2002.

     At June 30, 2002 investment securities totaled $65.7 billion compared with $58.7 billion at March 31, 2002. This increase of $7.0 billion, or 12%, was driven by a $4.9 billion, or 20% increase in U.S. government agencies, and an increase of $3.1 billion, or 91%, in other debt securities, primarily asset-backed securities. Partially offsetting these increases was a decrease of $634 million, or 16% in equity securities and the previously mentioned writedowns in the investment securities and principal investments portfolios which management believes will help reduce the volatility of future earnings.

     Total deposits at June 30, 2002 were $157.5 billion compared to $158.8 billion at March 31, 2002 a decrease of $1.3 billion, or 1%. Demand deposits totaled $26.8 billion at June 30, 2002 compared to $29.1 billion at March 31, 2002 a decrease of $2.3 billion, or 8%. Time deposits totaled $34.7 billion at June 30, 2002 compared to $36.2 billion at March 31, 2002, a decrease of $1.6 billion, or 4%, primarily due to a decrease in lower yielding CDs. This decrease was partially offset by an increase of $1.2 billion, or 9%, in foreign office deposits.

     Other short-term borrowings, which consists primarily of short-term bank notes, totaled $9.8 billion at June 30, 2002 compared to $5.5 billion at March 31, 2002 an increase of $4.3 billion, or 78%. Federal funds purchased and securities sold under repurchase agreements totaled $16.7 billion at June 30, 2002 compared to $15.2 billion at March 31, 2002 an increase of $1.6 billion, or 10%.


                     BUSINESS SEGMENT RESULTS AND OTHER DATA


     The Corporation is managed on a line of business basis. The business segments' financial results presented reflects the current organization of the Corporation. For a detailed discussion of the various business activities of Bank One's business segments, see pages 27-40 of the Corporation's 2001 Annual Report.

     The following table summarizes certain financial information by line of business for the periods indicated:

                                                           Operating Income (Loss)  Average Managed Assets
                                                                (In millions)           (In billions)
----------------------------------------------------------------------------------------------------------
Three Months Ended June 30                                      2002       2001         2002      2001
----------------------------------------------------------------------------------------------------------
Retail                                                         $ 348    $   313        $  70     $  77
Commercial Banking                                               144        197           94       110
Credit Card                                                      296        193           70        65
Investment Management                                            115         83            9         8
Corporate                                                       (100)       (80)          48        49
----------------------------------------------------------------------------------------------------------
   Total business segment operating income, net of tax         $ 803    $   706        $ 291     $ 309
==========================================================================================================

                                                           Operating Income (Loss)  Average Managed Assets
                                                                (In millions)           (In billions)
----------------------------------------------------------------------------------------------------------
Six Months Ended June 30                                         2002      2001         2002      2001
----------------------------------------------------------------------------------------------------------
Retail                                                        $   691   $   654        $  72     $  77
Commercial Banking                                                287       393           97       110
Credit Card                                                       535       341           71        67
Investment Management                                             229       165            8         8
Corporate                                                        (152)     (168)          48        47
----------------------------------------------------------------------------------------------------------
   Total business segment operating income, net of tax        $ 1,590   $ 1,385        $ 296     $ 309
==========================================================================================================

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

                                                   Three Months Ended June 30        Six Months Ended June 30
                                                ------------------------------------------------------------------
                                                                      Change                            Change
                                                                   -------------                     -------------
                                                   2002     2001   Amount    %       2002     2001   Amount    %
------------------------------------------------------------------------------------------------------------------
(Dollars in millions)
Net interest income-FTE                         $ 1,203  $ 1,219   $ (16)   (1)%  $ 2,458  $ 2,518   $ (60)   (2)%
   Banking fees and commissions (1)                 113      111       2     2        231      233      (2)   (1)
   Credit card revenue (2)                           44       41       3     7         84       77       7     9
   Service charges on deposits (3)                  196      197      (1)   (1)       397      382      15     4
   Trading (4)                                       (4)       -      (4)  N/M         (5)       -      (5)  N/M
   Other income                                       7        8      (1)  (13)        11       24     (13)  (54)
-------------------------------------------------------------------------         -------------------------
Noninterest income                                  356      357      (1)    -        718      716       2     -
-------------------------------------------------------------------------         -------------------------
Total revenue                                     1,559    1,576     (17)   (1)     3,176    3,234     (58)   (2)
Provision for credit losses                         215      200      15     8        482      444      38     9
   Salaries and employee benefits                   358      381     (23)   (6)       722      744     (22)   (3)
   Other expense                                    449      505     (56)  (11)       907    1,022    (115)  (11)
-------------------------------------------------------------------------         -------------------------
Noninterest expense                                 807      886     (79)   (9)     1,629    1,766    (137)   (8)
-------------------------------------------------------------------------         -------------------------
Pretax operating income-FTE                         537      490      47    10      1,065    1,024      41     4
Tax expense and FTE adjustment                      189      177      12     7        374      370       4     1
-------------------------------------------------------------------------         -------------------------
Operating income                                $   348  $   313   $  35    11    $   691  $   654   $  37     6
Restructuring-related charges (reversals),
   net of tax                                       (11)      (2)     (9)  N/M        (11)      (2)     (9)  N/M
-------------------------------------------------------------------------         -------------------------
Net income                                      $   359  $   315   $  44    14    $   702  $   656   $  46     7
=================================================================================================================

                                              Three Months Ended June 30                 Six Months Ended June 30
                                      -----------------------------------------------------------------------------------
                                                                  Change                                    Change
                                                           ---------------------                      -------------------
                                         2002     2001      Amount      Percent     2002     2001     Amount      Percent
-------------------------------------------------------------------------------------------------------------------------
FINANCIAL PERFORMANCE:
Return on equity (5)                       23%      21%          2%                   22%      22%         -%
Efficiency ratio (5)                       52       56          (4)                   51       55         (4)
Headcount--full-time                   32,610   35,322      (2,712)          (8)%

ENDING BALANCES (in billions):
   Small business commercial          $  10.0  $   9.8     $   0.2            2
   Home equity                           29.7     30.3        (0.6)          (2)
   Vehicles:
     Loans                               13.6     14.1        (0.5)          (4)
     Leases                               4.7      7.3        (2.6)         (36)
   Other personal                         8.3     10.9        (2.6)         (24)
-------------------------------------------------------------------
Total loans                              66.3     72.4        (6.1)          (8)

Assets                                   69.6     76.1        (6.5)          (9)

   Demand deposits                       26.2     24.1         2.1            9
   Savings                               37.9     33.8         4.1           12
   Time                                  24.6     29.7        (5.1)         (17)
-------------------------------------------------------------------
Total deposits                           88.7     87.6         1.1            1

Equity                                    6.2      6.2           -            -

AVERAGE BALANCES (in billions):
   Small business commercial          $  10.0  $   9.6     $   0.4            4   $ 10.0    $ 9.4      $ 0.6            6
   Home equity                           29.8     30.5        (0.7)          (2)    29.9     30.8       (0.9)          (3)
   Vehicles:
     Loans                               13.6     14.1        (0.5)          (4)    13.5     14.2       (0.7)          (5)
     Leases                               5.0      7.6        (2.6)         (34)     5.4      7.9       (2.5)         (32)
   Other personal                         8.4     10.9        (2.5)         (23)     9.2     11.1       (2.0)         (18)
-------------------------------------------------------------------               ---------------------------
Total loans                              66.8     72.7        (5.9)          (8)    68.0     73.4       (5.5)          (7)

Assets                                   70.2     76.6        (6.4)          (8)    71.6     77.4       (5.8)          (7)

   Demand deposits                       25.9     23.8         2.1            9     25.5     23.8        1.7            7
   Savings                               37.8     33.5         4.3           13     37.5     33.0        4.5           14
   Time                                  24.9     30.6        (5.7)         (19)    25.1     31.3       (6.2)         (20)
-------------------------------------------------------------------               ---------------------------
Total deposits                           88.6     87.9         0.7            1     88.1     88.1          -            -

Equity                                    6.2      6.1         0.1            2      6.2      6.0        0.2            3

CREDIT QUALITY (in millions):
Net charge-offs:
   Small business commercial          $    23  $    17     $     6           35   $   37    $  27      $  10           37
   Home equity                            102       93           9           10      232      166         66           40
   Vehicles:
     Loans (6)                             42       52         (10)         (19)     108      112         (4)          (4)
     Leases                                15       20          (5)         (26)      45       49         (4)          (7)
   Other personal                          34       19          15           79       60       53          7           13
-------------------------------------------------------------------               ---------------------------
   Total consumer (6)                     193      184           9            5      445      380         65           17
-------------------------------------------------------------------               ---------------------------
Total net charge-offs (6)                 216      201          15            7      482      407         75           18
-------------------------------------------------------------------------------------------------------------------------

                                                    Three Months Ended June 30                Six Months Ended June 30
                                               ------------------------------------------------------------------------------
                                                                        Change                                   Change
                                                                  ------------------                        -----------------
                                                 2002      2001   Amount     Percent       2002    2001     Amount    Percent
-----------------------------------------------------------------------------------------------------------------------------

   CREDIT QUALITY - continued (in millions):
   Net charge-off ratios:
     Small business commercial                   0.92%     0.71%    0.21%                  0.74%   0.57%      0.17%
     Home equity                                 1.37      1.22     0.15                   1.55    1.08       0.47
     Vehicles:
       Loans (6)                                 1.24      1.47    (0.23)                  1.60    1.58       0.02
       Leases                                    1.20      1.07     0.13                   1.67    1.23       0.44
     Other personal                              1.62      0.70     0.92                   1.30    0.95       0.35
   ---------------------------------------------------------------------                --------------------------
     Total consumer (6)                          1.36      1.17     0.19                   1.53    1.19       0.34
   ---------------------------------------------------------------------                --------------------------
   Total net charge-offs (6)                     1.29      1.11     0.18                   1.42    1.11       0.31
   Nonperforming assets:
     Small business commercial                $   287   $   245  $    42          17%
     Consumer (7)                               1,062       804      258          32
   --------------------------------------------------------------------
   Total nonperforming loans                    1,349     1,049      300          29
     Other, including
     Other Real Estate Owned ("OREO")             168        69       99         N/M
   ---------------------------------------------------------------------
   Total nonperforming assets                   1,517     1,118      399          36
   Allowance for credit losses                $ 1,029   $   938  $    91          10
   Allowance to period-end loans                 1.55%     1.30%    0.25%
   Allowance to nonperforming loans                76%       89%     (13)
   Nonperforming assets to related assets        2.28%     1.54%    0.74

   DISTRIBUTION:
   Number of banking centers                    1,773     1,808      (35)         (2)
   Number of ATMs                               4,956     5,703     (747)        (13)
   Number of on-line customers (in thousands)   1,269     1,035      234          23
   Number of households (in thousands)          7,102     7,499     (397)         (5)
   Number of business customers (in thousands)    488       530      (42)         (8)
   Number of debit cards issued (in thousands)  4,492     4,378      114           3

   INVESTMENTS:
   Investment sales volume (in millions)      $ 1,451   $ 1,141   $  310          27    $ 2,828  $ 2,279    $ 549          24
-----------------------------------------------------------------------------------------------------------------------------

   N/M-Not meaningful.
(1) Banking fees and commissions include insurance fees, documentary fees, loan servicing fees, commitment fees, mutual fund commissions, syndicated management fees, leasing fees, safe deposit fees, official checks fees, ATM interchange and miscellaneous other fee revenue.
(2) Credit card revenue includes credit card fees, merchant fees and interchange fees.
(3) Service charges on deposits include service charges on deposits, deficient balance fees, non-sufficient funds/overdraft fees and waived fees.
(4)  Trading includes trading and foreign exchange.
(5)  Ratios are based on operating income.
(6) Second quarter 2002 and 2001 results include $1 million and $24 million, respectively, of charge-offs which are not so classified in the Corporation's GAAP financials because they are part of a portfolio which has been accounted for as loans held at a discount. The inclusion of these amounts in charge-offs more accurately reflects the credit performance of the portfolio. In the Corporation's financial statements, these items results in a higher provision in excess of net charge-offs.
(7) Includes consumer balances that are placed on nonaccrual status when the collection of contractual principal or interest becomes 90 days past due.

Quarterly Results
-----------------

     Retail had second quarter operating income of $348 million, up $35 million, or 11%, from the year-ago quarter, primarily reflecting lower noninterest expense. Operating income was up $5 million, or 1%, from the first quarter of 2002 due to lower provision and expense, partially offset by the reduction in seasonal revenue from tax refund anticipation lending.

     Net interest income declined $16 million, or 1%, from the year-ago quarter due to the intentional reduction of certain segments of the auto lease and brokered home equity portfolios. Average core deposits increased $6 billion, or 11%, driving deposit revenue growth that nearly equaled the decline in loan revenue. Noninterest income was $356 million, relatively unchanged from the year-ago quarter, reflecting continued strong growth in the sale of mutual funds and annuities offset by lower mortgage origination fees.

     Noninterest expense was $807 million, down $79 million, or 9%, from the year-ago quarter, driven by lower staffing levels, the absence of goodwill amortization and lower expense due to completed systems conversions.

     The provision for credit losses was $215 million, up $15 million, or 8%, from the prior year due to increased net charge-offs in other personal and home equity loans. Compared to the first quarter of 2002, provision expense was down $52 million or 19%, due to lower net charge-offs in virtually all loan portfolios.

     Nonperforming assets were $1.5 billion, up $399 million, or 36%, from the year-ago quarter, due to increases in home equity loans. Nonperforming assets declined $44 million, or 3%, from the prior quarter.

Year-to-Date Results
--------------------

     Retail had year to date operating income of $691 million, up $37 million, or 6%, from the year ago period largely due to lower noninterest expense.

     Net interest income declined $60 million, or 2%, driven by the intentional reduction of certain segments of the auto lease and broker home equity portfolios. Noninterest income was $718 million, relatively unchanged from last year.

     Noninterest expense declined $137 million, or 8%, driven by lower staffing levels and the absence of goodwill amortization.

     The provision for credit losses was $482 million, up $38 million, or 9%, from the prior year due primarily to higher net charge-offs in home equity loans partially offset by the absence of reserve increases. Nonperforming assets were $1.5 billion, up $399 million, or 36%, from the year-ago quarter, due to increases in home equity loans.

Commercial Banking

     Commercial Banking offers a broad array of products, including global cash management, capital markets, commercial cards, investment management, and lending to Corporate Banking and Middle Market Banking customers.

                                                   Three Months Ended June 30          Six Months Ended June 30
                                                ----------------------------------------------------------------------
                                                                       Change                              Change
                                                                   --------------                      ---------------
                                                  2002 (8)  2001   Amount     %       2002 (8)  2001   Amount      %
----------------------------------------------------------------------------------------------------------------------
(Dollars in millions)
Net interest income-FTE                        $   598   $   699   $ (101)  (14)%  $ 1,253   $ 1,414   $ (161)   (11)%
   Banking fees and commissions                    224       183       41    22        399       346       53     15
   Credit card revenue                              20        22       (2)   (9)        34        44      (10)   (23)
   Service charges on deposits                     173       149       24    16        357       281       76     27
   Fiduciary and investment
     management fees (9)                             -        (1)       1   N/M         (1)       (2)       1    (50)
   Investment securities losses                     (1)        -       (1)  N/M         (1)        -       (1)   N/M
   Trading                                          81        67       14    21        107       144      (37)   (26)
   Other income (loss)                             (43)      (42)      (1)   (2)       (70)      (48)     (22)   (46)
--------------------------------------------------------------------------         ---------------------------
Noninterest income                                 454       378       76    20        825       765       60      8
--------------------------------------------------------------------------         ---------------------------
Total revenue                                    1,052     1,077      (25)   (2)     2,078     2,179     (101)    (5)
Provision for credit losses                        274       240       34    14        555       504       51     10
   Salaries and employee benefits (12)             261       252        9     4        520       511        9      2
   Other expense (12)                              331       308       23     7        632       614       18      3
--------------------------------------------------------------------------         ---------------------------
Noninterest expense                                592       560       32     6      1,152     1,125       27      2
--------------------------------------------------------------------------         ---------------------------
Pretax operating income-FTE                        186       277      (91)  (33)       371       550     (179)   (33)
Tax expense and FTE adjustment                      42        80      (38)  (48)        84       157      (73)   (46)
--------------------------------------------------------------------------         ---------------------------
Operating income                               $   144   $   197   $  (53)  (27)   $   287   $   393   $ (106)   (27)
Restructuring-related charges (reversals),
     net of tax                                     (3)        -       (3)  N/M         (3)        -       (3)   N/M
--------------------------------------------------------------------------         ---------------------------
Net income                                     $   147   $   197   $  (50)  (25)   $   290   $   393   $ (103)   (26)
---------------------------------------------------------------------------------------------------------------------
Memo: Revenue by activity (10):
   Lending-related revenue                         437       510      (73)  (14)       849     1,049     (200)   (19)
   Global Treasury Services                        399       393        6     2        828       776       52      7
   Capital Markets (11)                            196       166       30    18        364       330       34     10
   Other                                            20         8       12   N/M         37        24       13     54

FINANCIAL PERFORMANCE:
Return on equity (5)                                 8%       11%      (3)%              8%       11%      (3)%
Efficiency ratio (5)                                56        52        4               55        52        3
Headcount-full-time (12):
   Corporate Banking
     (including Capital Markets)                 2,315     2,899     (584)  (20)
   Middle Market                                 3,023     3,388     (365)  (11)
   Global Treasury Services                      3,299     3,072      227     7
   Operations, Technology,
     and other Administration                    2,270     2,201       69     3
--------------------------------------------------------------------------
Total headcount-full-time                       10,907    11,560     (653)   (6)
---------------------------------------------------------------------------------------------------------------------

                                               Three Months Ended June 30             Six Months Ended June 30
                                         ---------------------------------------------------------------------------
                                                                  Change                                 Change
                                                             ----------------                       ----------------
                                            2002 (8)  2001    Amount  Percent     2002 (8)  2001     Amount  Percent
--------------------------------------------------------------------------------------------------------------------
ENDING BALANCES (in billions):
Loans                                    $  64.9   $  80.2   $ (15.3)   (19)%
Assets                                      94.3     109.4     (15.1)   (14)
  Demand deposits                           24.2      22.1       2.1     10
  Savings                                    2.8       2.9      (0.1)    (3)
  Time                                       8.7       8.2       0.5      6
  Foreign offices                            8.4       9.9      (1.5)   (15)
---------------------------------------------------------------------
Total deposits                              44.1      43.1       1.0      2
Equity                                       7.4       7.3       0.1      1
AVERAGE BALANCES (in billions):
Loans                                    $  67.0   $  82.7   $ (15.7)   (19)    $ 69.1   $  84.9    $ (15.8)    (19)
Assets                                      94.4     109.7     (15.3)   (14)      96.8     109.9      (13.1)    (12)
  Demand deposits                           22.4      20.8       1.6      8       22.5      20.6        1.9       9
  Savings                                    2.8       2.7       0.1      4        2.9       2.7        0.2       7
  Time                                       9.7       6.6       3.1     47       13.5       6.3        7.2     N/M
  Foreign offices                            8.3       9.5      (1.2)   (13)       8.2       8.3       (0.1)     (1)
---------------------------------------------------------------------           ----------------------------
Total deposits                              43.2      39.6       3.6      9       47.1      37.9        9.2      24
Equity                                       7.4       7.3       0.1      1        7.4       7.3        0.1       1
CREDIT QUALITY (in millions):
Net Commercial Banking charge-offs       $   274   $   239   $    35     15     $  555   $   488    $    67      14
Net Commercial Banking charge-off ratio     1.64%     1.16%     0.48%             1.61%     1.15%      0.46%
Nonperforming assets:
  Commercial Banking
    nonperforming loans                  $ 2,297   $ 1,753   $   544     31
  Other, including OREO                       30        18        12     67
---------------------------------------------------------------------
Total nonperforming assets                 2,327     1,771       556     31
Allowance for credit losses              $ 3,071   $ 3,067   $     4      -
Allowance to period-end loans               4.73%     3.82%     0.91%
Allowance to nonperforming loans             134       175       (41)
Nonperforming assets to related assets      3.58      2.21      1.38
CORPORATE BANKING (in billions):
Loans-ending balance                     $  31.8   $  43.3   $ (11.5)   (27)
     -average balance                       33.3      45.7     (12.4)   (27)      34.7      47.8      (13.1)    (27)
Deposits-ending balance                  $  22.9   $  23.1   $  (0.2)    (1)
        -average balance                    21.7      20.8       0.9      4       25.4      19.4        6.0      31
Credit quality (in millions):
  Net charge-offs                        $   168   $   155   $    13      8     $  331   $   341    $   (10)     (3)
  Net charge-off ratio                      2.02%     1.36%     0.66%             1.91%     1.43%      0.48%
  Nonperforming loans                    $ 1,161   $ 1,050   $   111     11
  Nonperforming loans to total loans        3.65%     2.42%     1.23%
SYNDICATIONS:
Lead arranger deals:
  Volume (in billions)                   $  18.1   $  12.8   $   5.3     41     $ 33.0   $  27.3    $   5.7      21
  Number of transactions                      70        56        14     25        115       105         10      10
--------------------------------------------------------------------------------------------------------------------

                                       10

                                              Three Months Ended June 30                 Six Months Ended June 30
                                      -----------------------------------------------------------------------------------
                                                                  Change                                    Change
                                                           ---------------------                      -------------------
                                         2002 (8) 2001      Amount      Percent     2002 (8) 2001     Amount      Percent
-------------------------------------------------------------------------------------------------------------------------
SYNDICATIONS - continued

League table standing-rank                  4        4           -            -
League table standing-market share          5%       3%          2%
-------------------------------------------------------------------------------------------------------------------------
MIDDLE MARKET BANKING (in billions):

Loans--ending balance                  $ 33.1   $ 36.9      $ (3.8)         (10)%
     --average balance                   33.7     37.0        (3.3)          (9)    34.4     37.1       (2.7)         (7)
Deposits--ending balance                 21.2     20.0         1.2            6
        --average balance                21.5     18.9         2.6           14     21.7     18.5        3.2          17

Credit quality (in millions):
Net charge-offs                        $  106   $   84      $   22           26    $ 224    $ 147      $  77          52
Net charge-off ratio                     1.26%    0.91%       0.35%                 1.30%    0.79%      0.51%
Nonperforming loans                    $1,136   $  703      $  433           62
Nonperforming loans to total loans       3.43%    1.91%       1.53%
-------------------------------------------------------------------------------------------------------------------------

For additional footnote detail see page 7.
(8) Results include the effect of consolidating Anexsys, which had an immaterial impact on revenue and expense and no impact on net income for the three months ended June 30, 2002 or the year to date.
(9) Fiduciary and investment management fees include asset management fees, personal trust fees, other trust fees and advisory fees.
(10) Prior periods have been adjusted to conform to the current organization.
(11) Capital markets includes trading revenues and underwriting, syndicated lending and advisory fees.
(12) Prior period data has been adjusted for the transfer of the National Retail Lockbox Operations and Cash Vault Services business from Commercial to Corporate.

Quarterly Results
-----------------

     Commercial Banking had second quarter operating income of $144 million, down $53 million, or 27%, from the year-ago quarter. Results reflected lower net interest income, a higher provision for credit losses and higher noninterest expense, partially offset by higher noninterest income. Operating income was essentially unchanged from the previous quarter, reflecting higher revenue, offset by higher noninterest expense.

     Net interest income of $598 million declined $101 million, or 14%, driven by a reduction in average loans of $15.7 billion, or 19%, from the year-ago quarter. Net interest income declined $57 million, or 9%, from the previous quarter due to a $7.9 billion reduction in average deposits (primarily due to several large commercial customer balances that fluctuate quarter to quarter) and a reduction in average loans of $4.1 billion.

     Noninterest income was $454 million, up $76 million, or 20%, from the second quarter of 2001. Banking fees and commissions increased $41 million, or 22%, primarily due to growth in the loan syndication and asset-backed finance businesses. Service charges on deposits increased $24 million, or 16%, from the year-ago quarter as Global Treasury Services clients shifted their payment method to fees due to the lower value of their compensating deposit balances. Trading revenue increased $14 million, or 21%, reflecting an increase in the fair value of credit derivatives used to manage credit risk, partially offset by lower fixed income trading. Other income/loss was essentially unchanged from the year-ago quarter, but declined $16 million from the previous quarter, primarily due to $20 million of writedowns on loans accounted for as held for sale.

     Noninterest expense was $592 million, up $32 million, or 6%, from the year-ago quarter, which included $18 million from the consolidation of Anexsys in the first quarter of 2002, as well as higher technology expenses.

     Corporate Banking net charge-offs were $168 million, or 2.02% of average loans, up from 1.36% a year-ago and 1.81% in the first quarter. Second quarter net charge-offs included $36 million of loans sold or initially reclassified to held for sale, compared to $68 million in the year-ago quarter and $63 million in the first quarter. Middle Market net charge-offs were $106 million, or 1.26% of average loans, up from 0.91% in the year-ago quarter and down from 1.34% in the first quarter.

     The allowance for credit losses at June 30, 2002, was $3.1 billion, unchanged from the first quarter, and represented 4.73% of period-end loans. Nonperforming loans at June 30, 2002, were $2.3 billion, up $40 million, or 2%, from the first quarter, driven by an increase of $49 million, or 5%, in Middle Market nonperforming loans.

Year-to-Date Results
--------------------

     Commercial Banking had year-to-date operating income of $287 million, down $106 million, or 27%, from the prior year. Results reflected lower net interest income, a higher provision for credit losses and higher noninterest expense, partially offset by higher noninterest income.

     Net interest income was $1.3 billion, down $161 million, or 11%, from the prior year, driven by a reduction in average loans of $15.8 billion, or 19%, primarily in Corporate Banking.

     Noninterest income was $825 million, up $60 million, or 8%, from the first half of 2001. Banking fees and commissions increased $53 million, or 15%, primarily due to growth in the asset-backed finance, loan syndication and debt underwriting businesses. Service charges on deposits increased $76 million, or 27%, as Global Treasury Services clients shifted their payment method to fees due to the lower value of their compensating deposit balances. Trading revenue decreased $37 million, or 26%, primarily due to lower fixed income and foreign exchange trading. Other income (loss) deteriorated $22 million, or 46%, primarily due to writedowns in loans held for sale.

     Noninterest expense was $1.2 billion, up $27 million, or 2%, from the prior year, which included $34 million from the consolidation of Anexsys effective January 1, 2002.

     The provision for credit losses was $555 million, up $51 million or 10%, from 2001. Total net charge-offs were $555 million in the first half of 2002, including $118 million for loans sold and initially reclassified to held for sale, compared to $157 million in the first half of 2001. This represented 1.61% of average loans, up from 1.15% in the prior year. Nonperforming loans at June 30, 2002 were $2.3 billion, up $544 million, or 31%, from the prior year period driven by a $433 million, or 62%, increase in Middle Market nonperforming loans.

Credit Card

     Credit Card is the third largest credit card provider in the United States and the largest VISA(R) credit card issuer in the world with $67 billion in managed credit card receivables.

                                              Three Months Ended June 30                 Six Months Ended June 30
                                      -----------------------------------------------------------------------------------
                                                                  Change                                    Change
                                                           ---------------------                      -------------------
                                         2002 (13) 2001      Amount         %     2002 (13)  2001     Amount       %
-------------------------------------------------------------------------------------------------------------------------
(Dollars in millions-managed basis)
Net interest income--FTE              $ 1,526   $ 1,458       $  68         5%  $3,081     $2,849      $ 232       8%
     Banking fees and commissions          17        22          (5)      (23)      42         47         (5)    (11)
     Credit card revenue                  441       278         163        59      836        525        311      59
     Other income (loss)                   28        36          (8)      (22)      10         73        (63)    (86)
--------------------------------------------------------------------          -------------------------------
Noninterest income                        486       336         150        45      888        645        243      38
--------------------------------------------------------------------          -------------------------------
Total revenue                           2,012     1,794         218        12    3,969      3,494        475      14
Provision for credit losses               926       962         (36)       (4)   1,869      1,912        (43)     (2)
     Salaries and employee benefits       142       124          18        15      288        253         35      14
     Other expense                        462       398          64        16      937        783        154      20
--------------------------------------------------------------------          -------------------------------
Noninterest expense                       604       522          82        16    1,225      1,036        189      18
--------------------------------------------------------------------          -------------------------------
Pretax operating income--FTE              482       310         172        55      875        546        329      60
Tax expense and FTE adjustment            186       117          69        59      340        205        135      66
--------------------------------------------------------------------          -------------------------------
Operating income                      $   296   $   193       $ 103        53   $  535     $  341      $ 194      57
Restructuring-related charges
     (reversals), net of tax              (12)        -         (12)      N/M      (12)         -        (12)    N/M
--------------------------------------------------------------------          -------------------------------
Net income                            $   308   $   193       $ 115        60   $  547     $  341      $ 206      60
-------------------------------------------------------------------------------------------------------------------------
Memo: Net securitization gains
   (amortization)                         (13)      (19)          6        32      (44)       (20)       (24)    N/M
FINANCIAL PERFORMANCE:
% of average outstandings:
     Net interest income--FTE            9.29%     9.25%       0.04%              9.40%      8.94%      0.46%
     Provision for credit losses         5.64      6.11       (0.47)              5.70       6.00      (0.30)
     Noninterest income                  2.96      2.13        0.83               2.71       2.02       0.69
     Risk adjusted margin                6.61      5.27        1.34               6.41       4.96       1.45
     Noninterest expense                 3.68      3.31        0.37               3.74       3.25       0.49
     Pretax income--FTE                  2.93      1.97        0.96               2.67       1.71       0.96
--------------------------------------------------------------------          -------------------------------
     Operating income                    1.80      1.22        0.58               1.63       1.07       0.56
     Restructuring-related charges
        (reversals), net of tax         (0.07)        -       (0.07)             (0.04)         -      (0.04)
--------------------------------------------------------------------          -------------------------------
     Net income                          1.87      1.22        0.65               1.67       1.07       0.60
-------------------------------------------------------------------------------------------------------------------------
Return on equity (5)                       19        12           7                 17         11          6
Efficiency ratio (5)                       30        29           1                 31         30          1
Headcount--full-time                   10,298    10,785        (487)       (5)

ENDING BALANCES (in billions):
     Owned-held in portfolio          $   5.1   $   2.8         2.3        82
     Owned-held for sale                  4.0       3.4         0.6        18
     Seller's interest                   21.9      17.0         4.9        29
-------------------------------------------------------------------
     Loans on balance sheet              31.0      23.2         7.8        34
     Securitized loans                   35.8      39.8        (4.0)      (10)
-------------------------------------------------------------------
Managed loans                            66.8      63.0         3.8         6
Assets                                   69.8      64.9         4.9         8
Equity                                    6.4       6.3         0.1         2
-------------------------------------------------------------------------------------------------------------------------

                                       13

                                                     Three Months Ended June 30                     Six Months Ended June 30
                                            ----------------------------------------------------------------------------------------
                                                                             Change                                     Change
                                                                       -------------------                        ------------------
                                                2002 (13)       2001    Amount    Percent      2002 (13)   2001   Amount    Percent
------------------------------------------------------------------------------------------------------------------------------------
(Managed basis)
AVERAGE BALANCES (in billions):
     Owned                                  $    8.5        $    6.0   $   2.5         42%  $   7.9     $   5.6    $ 2.3         41%
     Seller's interest                          21.9            16.6       5.3         32      22.2        18.6      3.6         19
--------------------------------------------------------------------------------            -----------------------------
     Loans on balance sheet                     30.4            22.6       7.8         35      30.1        24.2      5.9         24
     Securitized                                35.5            40.6      (5.1)       (13)     36.0        40.1     (4.1)       (10)
--------------------------------------------------------------------------------            -----------------------------
Loans                                           65.9            63.2       2.7          4      66.1        64.3      1.8          3
Assets                                          70.0            65.3       4.7          7      70.7        66.8      3.9          6
Equity                                           6.4             6.3       0.1          2       6.4         6.3      0.1          2
CREDIT QUALITY (in millions):
Net charge-offs:
     Credit card-managed                    $    926        $    962   $   (36)        (4)  $ 1,869     $ 1,912    $ (43)        (2)
Net charge-off ratios:
     Credit card-managed                        5.62%           6.09%    (0.47)%               5.66%       5.95%   (0.29)%
     12-month lagged (14)                       5.86            5.82      0.04                 5.81        5.74     0.07
Delinquency ratio:
     30+ days                                   3.83            4.10     (0.27)
     90+ days                                   1.72            1.78     (0.06)
Allowance for credit losses                 $    396        $    197   $   199        N/M
Allowance to period-end
     owned loans (15)                           4.35%           3.18%     1.17%
OTHER DATA:
Charge volume (in billions)                 $   38.4        $   34.4   $   4.0         12   $  72.4     $  66.9    $ 5.5          8
New accounts opened (in thousands)             1,283           1,003       280         28     2,224       1,778      446         25
Credit cards issued (in thousands)            53,346          50,449     2,897          6
Number of FirstUSA.com
     customers (in millions)                     2.6             2.6         -          -
Paymentech:
     Bank card volume (in millions)         $ 30,076        $ 28,603   $ 1,473          5   $58,037     $55,784

For additional footnote detail see page 7 and 11.
(13) Results include the effect of consolidating Paymentech beginning in the first quarter of 2002. The impact to second quarter and year to date results was to increase net interest income by $3 million and $6 million, noninterest income by $76 million and $153 million, expense by $67 million and $137 million, respectively; there was no impact on net income.
(14) 2002 ratios include Wachovia net charge-offs but exclude Wachovia 2001 loans.
(15) Excluding loans held for sale, the allowance to period end loans would have been 7.74% in the second quarter of 2002 and 7.10% in the second quarter of 2001.

Quarterly Results
-----------------

     Credit Card had second quarter operating income of $296 million, up $103 million, or 53%, from the year-ago quarter, reflecting lower net credit losses, lower operating expenses and the addition of the Wachovia business. Operating income improved $57 million, or 24%, from the first quarter due to a gain on the sale of a portfolio, increased securitization activity, lower credit costs and lower operating expenses. The 2002 results reflected the consolidation of the Corporation's interest in Paymentech, a leading merchant processor, which was recorded under the equity method of accounting prior to 2002. Year-over-year, this consolidation increased certain balance sheet categories, noninterest income by $76 million, and noninterest expense by $67 million, but had no impact on net income.

     Managed loans were $66.8 billion at June 30, 2002, up $3.8 billion, or 6%, from the year-ago period, including the addition of the Wachovia business. Managed loans increased $2.0 billion, or 3%, from March 31, 2002. Credit Card opened 1.28 million new accounts during the quarter, a 28% increase from the year-ago quarter and the highest level in nearly three years.

    Total revenue was $2.0 billion for the quarter, up $218 million, or 12%, from one year ago, mostly driven by the addition of the Wachovia business and the consolidation of Paymentech.

    Noninterest expense totaled $604 million, up $82 million, or 16%, from the year-ago quarter, reflecting the Paymentech consolidation, higher marketing expense and the addition of the Wachovia business, partially offset by lower processing costs.

    The managed provision for credit losses was $926 million, a decrease of $36 million, or 4%, from the year-ago quarter. Second quarter results included the provision for credit losses on the Wachovia business, which were not included in the year-ago quarter. The managed charge-off rate was 5.62%, compared to 6.09% in the year-ago quarter and 5.69% in the first quarter. The managed 30-day delinquency rate was 3.83%, down from 4.10% in the year-ago quarter and 4.27% in the first quarter.

Year-to-Date Results
--------------------

    Credit Card had operating income of $535 million for the 2002 period, up $194 million, or 57%, from the 2001 period, reflecting lower net credit losses and the addition of the Wachovia business.

    Total revenue was $4.0 billion for the 2002 period, up $475 million, or 14%, from the 2001 period, driven by the addition of the Wachovia business, the consolidation of Paymentech, the benefit of lower interest rates and a gain on the sale of a portfolio, partially offset by lower volume-related revenue.

    Noninterest expense totaled $1.2 billion for the 2002 period, up $189 million, or 18%, from the 2001 period, reflecting the Paymentech consolidation, higher marketing expense and the addition of the Wachovia business, partially offset by lower processing costs.

    The managed provision for credit losses was $1.9 billion for the 2002 period, a $43 million, or 2%, decrease from the 2001 period, reflecting lower losses.

Investment Management

     The Investment Management Group (IMG) provides investment, insurance, trust and private banking services to individuals. IMG also provides investment and investment related services, including retirement and custody services, securities lending and corporate trust to institutions.

                                                      Three Months Ended June 30                 Six Months Ended June 30
                                              -----------------------------------------------------------------------------------
                                                                          Change                                    Change
                                                                  ---------------------                   -----------------------
                                                 2002    2001     Amount            %      2002    2001     Amount        %
---------------------------------------------------------------------------------------------------------------------------------
(Dollars in millions)
Net interest income-FTE                        $  105  $  107      $  (2)          (2)%   $ 220   $ 211       $  9        4%
   Banking fees and commissions                   142     119         23           19       274     229         45       20
   Service charges on deposits                      4       4          -            -         9       8          1       13
   Fiduciary and investment
     management fees                              187     184          3            2       377     372          5        1
   Other income                                     9       1          8          N/M        11       6          5       83
------------------------------------------------------------------------------           -----------------------------
   Noninterest income                             342     308         34           11       671     615         56        9
------------------------------------------------------------------------------           -----------------------------
Total revenue                                     447     415         32            8       891     826         65        8
Provision for credit losses                         -      13        (13)         N/M         5      16        (11)     (69)
   Salaries and employee benefits                 138     145         (7)          (5)      280     290        (10)      (3)
   Other expense                                  125     123          2            2       240     255        (15)      (6)
------------------------------------------------------------------------------           -----------------------------
Noninterest expense                               263     268         (5)          (2)      520     545        (25)      (5)
------------------------------------------------------------------------------           -----------------------------
Pretax operating income-FTE                       184     134         50           37       366     265        101       38
Tax expense and FTE adjustment                     69      51         18           35       137     100         37       37
------------------------------------------------------------------------------           -----------------------------
   Operating income                            $  115  $   83      $  32           39     $ 229   $ 165       $ 64       39
   Restructuring-related (reversals) charges,
        net of tax                                 (1)      -         (1)         N/M        (1)      -         (1)     N/M
------------------------------------------------------------------------------           -----------------------------
   Net income                                  $  116  $   83      $  33           40     $ 230   $ 165       $ 65       39
---------------------------------------------------------------------------------------------------------------------------------
Memo: Insurance revenues                       $  116  $  103      $  13           12     $ 239   $ 204       $ 35       17
FINANCIAL PERFORMANCE:
Return on equity (5)                               42%     33%         9%                    42%     33%         9%
Efficiency ratio (5)                               59      65         (6)          58        66                 (8)
Headcount--full-time                            5,936   6,371       (435)          (7)
ENDING BALANCES (in billions):
Loans                                          $  7.1  $  7.1      $   -            -
Assets                                            8.5     8.4        0.1            1
   Demand deposits                                2.4     2.3        0.1            4
   Savings                                        3.9     2.5        1.4           56
   Time                                           3.2     3.3       (0.1)          (3)
   Foreign offices                                0.3     0.1        0.2          N/M
------------------------------------------------------------------------------
Total deposits                                    9.8     8.2        1.6           20
Equity                                            1.1     1.0        0.1           10
AVERAGE BALANCES (in billions):
Loans                                          $  7.0  $  6.9     $  0.1            1     $ 7.0   $ 6.9      $ 0.1        1
Assets                                            8.5     8.1        0.4            5       8.4     8.1        0.3        4
   Demand deposits                                2.0     1.9        0.1            5       2.0     2.0          -        -
   Savings                                        4.0     2.7        1.3           48       3.9     2.7        1.2       44
   Time                                           3.4     3.3        0.1            3       3.3     3.3          -        -
   Foreign offices                                0.2     0.2          -            -       0.2     0.2          -        -
------------------------------------------------------------------------------           -----------------------------
Total deposits                                    9.6     8.1        1.5           19       9.4     8.2        1.2       15
Equity                                            1.1     1.0        0.1           10       1.1     1.0        0.1       10
---------------------------------------------------------------------------------------------------------------------------------

                                              Three Months Ended June 30                 Six Months Ended June 30
                                      -----------------------------------------------------------------------------------
                                                                  Change                                    Change
                                                           ---------------------                      -------------------
                                         2002     2001      Amount      Percent     2002     2001     Amount      Percent
-------------------------------------------------------------------------------------------------------------------------
CREDIT QUALITY (in millions):
Net charge-offs:
     Commercial                        $   (1)  $   10      $  (11)         N/M    $   1    $  10     $   (9)        (90)
     Consumer                               1        3          (2)         (67)       4        3          1          33
-------------------------------------------------------------------               ---------------------------------------
Total net charge-offs                       -       13         (13)         N/M        5       13         (8)        (62)

Net charge-off ratios:
     Commercial                         -0.18%    1.07%      (1.25)%                0.05%    0.61%     (0.56)%
     Consumer                            0.13     0.37       (0.24)                 0.21     0.17       0.04
-------------------------------------------------------------------               ----------------------------
Total net charge-off ratio                  -     0.75       (0.75)                 0.14     0.38      (0.24)

Nonperforming assets:
     Commercial                        $   33   $   37      $   (4)         (11)%
     Consumer                               5        5           -            -
-------------------------------------------------------------------
Total nonperforming loans                  38       42          (4)         (10)
     Other, including OREO                  1        -           1            -
-------------------------------------------------------------------
Total nonperforming assets                 39       42          (3)          (7)
Allowance for credit losses            $   25   $   25      $    -            -
Allowance to period-end loans            0.35%    0.35%          -
Allowance to nonperforming loans           66       60           6
Nonperforming assets to related assets   0.55     0.59       (0.04)

ASSETS UNDER MANAGEMENT
     ENDING BALANCES (in billions):
Mutual funds                           $ 90.2   $ 74.4      $ 15.8           21
Other                                    55.8     57.9        (2.1)          (4)
-------------------------------------------------------------------
     Total                              146.0    132.3        13.7           10

By type:
Money market                           $ 62.8   $ 47.8      $ 15.0           31
Equity                                   42.2     49.8        (7.6)         (15)
Fixed income                             41.0     34.7         6.3           18
-------------------------------------------------------------------
     Total                              146.0    132.3        13.7           10
By channel: (10)
Private Client Services                $ 46.4   $ 52.1      $ (5.7)         (11)
Retail Brokerage                          7.2      7.3        (0.1)          (1)
Institutional                            63.4     56.4         7.0           12
Commercial Cash Sweep                     9.2      8.9         0.3            3
Capital Markets                           3.7      0.5         3.2          N/M
External (16)                             7.5      1.2         6.3          N/M
All other direct (17)                     8.6      5.9         2.7           46
--------------------------------------------------------------------------------
     Total                              146.0    132.3        13.7           10

Morningstar Rankings: (18)
% of 4 and 5 ranked funds                  51%      54%         (3)%
% of 3+ ranked funds                       91       95          (4)

TRUST ASSETS ENDING BALANCES:
Trust assets under
  administration (in billions)         $334.8   $342.3      $ (7.5)          (2)
-------------------------------------------------------------------------------------------------------------------------

                                       17

                                                        Three Months Ended June 30                 Six Months Ended June 30
                                                ---------------------------------------------------------------------------------
                                                                            Change                                  Change
                                                                     ---------------------                    -------------------
                                                   2002     2001      Amount      Percent     2002     2001     Amount    Percent
------------------------------------------------------------------------------------------------------------------------------------
CORPORATE TRUST SECURITIES
  ENDING BALANCES:
Corporate trust securities
  under administration (in billions)           $1,094.7   $892.3      $202.4          23

RETAIL BROKERAGE:
Mutual fund sales (in millions)                $    637   $  559      $   78          14%   $1,217   $1,173       $ 44          4%
Annuity sales                                       814      582         232          40     1,611    1,106        505         46
--------------------------------------------------------------------------------           -----------------------------
      Total sales                                 1,451    1,141         310          27     2,828    2,279        549         24
Number of customers--end of
  period (10) (in thousands)                        667      618          49           8
Market value customer assets--end of
  period (in billions):
    Brokerage                                      16.2     16.8        (0.6)         (4)
    Annuity account value (in billions)            10.2      7.6         2.6          34
--------------------------------------------------------------------------------
      Total market value (10)                      26.4     24.4         2.0           8
Number of registered sales representatives          761      704          57           8
Number of licensed retail bankers                 3,131    2,904         227           8

PRIVATE CLIENT SERVICES:
Number of Private Client advisors                   668      682         (14)         (2)
Number of Private Client offices                    105      105           -           -
Market value customer assets--end of
  period (10) (in billions)                     $  66.4   $ 76.0      $ (9.6)        (13)
Ending balances (in billions):
    Loans                                       $   7.0   $  6.9      $  0.1           1
    Deposits                                        8.2      6.6         1.6          24
Average balances (in billions):
    Loans                                       $   6.9   $  6.9      $    -           -     $ 6.9    $ 6.9       $  -          -
    Deposits                                        8.4      6.9         1.5          22       8.3      7.0        1.3         19
------------------------------------------------------------------------------------------------------------------------------------

For additional footnote detail see pages 7, 11 and 14.

(16) Includes broker/dealers, trust companies, and registered investment advisors that sell, or offer, One Group funds.
(17) One Group funds invested in other One Group funds and other mutual funds sub-advised.
(18) Morningstar changed the rating process effective June 30, 2002 with no prior period restatements.

Quarterly Results
-----------------

     Investment Management had second quarter operating income of $115 million, up $32 million, or 39%, from the year-ago quarter, driven by higher revenue, lower provision and reduced expenses. Compared to the first quarter of 2002, operating income increased $1 million, or 1%.

     Assets under management at quarter-end were $146 billion, up $13.7 billion, or 10%, from a year ago. One Group(R) mutual fund assets grew to $90.2 billion in the second quarter, up $15.8 billion, or 21%, year-over-year. The increase was primarily due to significant growth in money market assets.

     One Group funds performance remained strong during the second quarter. Based on one-year Lipper rankings, 45% of client assets were in funds rated in the top quartile, up from 33% in the first quarter, and 74% of assets were in funds rated in the top two quartiles, up from 70% in the first quarter.

     Revenue increased $32 million, or 8%, year-over-year to $447 million, primarily driven by the 27% increase in the sale of mutual funds and annuities to retail clients and the 10% growth in assets under management. Additionally, effective April 1 the distribution function for the One Group funds was brought in house, resulting in an increase in revenue and corresponding increase in expense of $9 million.

     Noninterest expense was $263 million, down $5 million, or 2%, from a year ago, driven primarily by lower compensation costs, partially offset by higher commission costs. Overall headcount was down 7%, however the number of registered sales representatives increased 8%, driving higher retail brokerage sales production.

Year-to-Date Results
--------------------

     Investment Management reported year-to-date operating income of $229 million, up $64 million, or 39%, from the year-ago period, driven by higher revenue, lower provision and reduced expenses.

     Year-to-date revenue increased $65 million, or 8%, from the year-ago period to $891 million, primarily driven by the 24% increase in the sale of mutual funds and annuities to retail clients and the 10% growth in assets under management. Additionally, effective April 1st the distribution company for the One Group funds was in-sourced resulting in an increase in revenue and corresponding increase in expense of $9 million.

     Noninterest expense was $520 million, down $25 million, or 5%, from the year-ago period, driven primarily by lower compensation costs, partially offset by higher commission costs.

Corporate

     Corporate includes Treasury, fixed income and principal investment portfolios, unallocated corporate expenses, and any gains or losses from corporate transactions.

                                              Three Months Ended June 30                 Six Months Ended June 30
                                      -----------------------------------------------------------------------------------
                                                                  Change                                    Change
                                                           ---------------------                      -------------------
                                         2002     2001      Amount            %     2002     2001     Amount           %
-------------------------------------------------------------------------------------------------------------------------
(Dollars in millions)
Net interest income (expense)-FTE (19) $  (96)  $ (240)     $  144           60%   $(137)   $(441)    $  304          69%
   Banking fees and commissions            (4)      (1)         (3)         N/M       (9)      (8)        (1)        (13)
   Credit card revenue                      1       (2)          3          N/M        -       (1)         1         N/M
   Service charges on deposits              3        7          (4)         (57)       6        8         (2)        (25)
   Fiduciary and investment
     management fees                        1        1           -            -        1        1          -           -
   Investment securities gains (losses)    97       69          28          (41)      79      (28)       107         N/M
   Trading                                 (7)      (7)          -            -      (16)     (17)         1           6
   Other income (loss)                     53       63         (10)         (16)     113      206        (93)        (45)
-------------------------------------------------------------------               ---------------------------
Noninterest income (20)                   144      130          14           11      174      161         13           8
-------------------------------------------------------------------               ---------------------------
Total revenue (loss)                       48     (110)        158          N/M       37     (280)       317         N/M
Provision for credit losses                 -        -           -            -       15        -         15         N/M
   Salaries and employee benefits         202      170          32           19      387      294         93          32
   Other expense                           33      (97)        130          N/M      (67)    (221)       154          70
-------------------------------------------------------------------               ---------------------------
Noninterest expense (21)                  235       73         162          N/M      320       73        247         N/M
-------------------------------------------------------------------               ---------------------------
Pretax operating loss-FTE                (187)    (183)         (4)          (2)    (298)    (353)        55          16
Tax expense (benefit) and FTE
   adjustment                             (87)    (103)         16           16     (146)    (185)        39          21
-------------------------------------------------------------------               ---------------------------
Operating income (loss)                $ (100)  $  (80)     $  (20)         (25)   $(152)   $(168)    $   16          10
Restructuring-related charges
   (reversals), net of tax                (13)       -         (13)         N/M      (13)       -        (13)        N/M
-------------------------------------------------------------------               ---------------------------
Net income (loss)                      $  (87)  $  (80)     $   (7)          (9)   $(139)   $(168)    $   29         (17)
=========================================================================================================================
FINANCIAL PERFORMANCE:
Headcount--full-time (12)              13,828   14,453        (625)          (4)

ENDING BALANCES (in billions):
Loans                                  $  0.3   $  0.7      $ (0.4)         (57)
Assets                                   63.9     53.5        10.4           19
Memo:
   Treasury securities                   38.4     28.2        10.2           36
   Principal investments                  2.4      3.4        (1.0)         (29)

Deposits                                 14.9     25.4       (10.5)         (41)

Equity                                    0.5     (1.5)        2.0          N/M

AVERAGE BALANCES (in billions):
Loans                                  $  0.4   $  0.9      $ (0.5)         (56)   $ 0.4    $ 0.6     $ (0.2)        (33)
Assets                                   48.3     49.1        (0.8)          (2)    48.2     46.8        1.4           3
Deposits                                 14.2     26.2       (12.0)         (46)    15.1     27.0      (11.9)        (44)
Equity                                    0.5     (1.6)        2.1          N/M      0.2     (1.7)       1.9         N/M
-------------------------------------------------------------------------------------------------------------------------

For additional footnote detail see pages 7, 11, 14 and 18.
(19) Net interest income primarily includes Treasury results and interest spread on investment related activities.
(20) Noninterest income primarily includes the gains and losses from investment activities and other corporate transactions.
(21) Noninterest expense primarily includes corporate expenses not allocated to the lines of business.

Quarterly Results
-----------------

     Corporate had an operating loss of $100 million in the second quarter, compared with an operating loss of $80 million in the 2001 second quarter and $52 million in the 2002 first quarter.

     Net interest expense was $96 million in the second quarter, down $144 million from the year-ago quarter. The improvement reflected lower interest rates, which reduced the Corporation's funding costs. The $55 million increase from the previous quarter was predominately associated with transactions executed to reduce the Corporation's earnings sensitivity to rising interest rates.

     Noninterest income of $144 million was up $14 million, or 11%, from the year-ago quarter and $114 million higher than the previous quarter. Net investment securities gains were $97 million, which included a $261 million gain on sale of GE Monogram, partially offset by net writedowns in the investment securities and principal investments portfolios. These results represented an improvement of $28 million, or 41%, from the year-ago quarter and $115 million from the previous quarter.

     Provision for other loan assets was zero, compared to $15 million in the previous quarter.

     Unallocated corporate expenses were $235 million, compared to $73 million in the year-ago quarter and $85 million in the previous quarter. The current quarter included $89 million of expenses related to terminating and renegotiating certain vendor contracts.

     Salaries and employee benefits for the second quarter 2002 included $12 million expense related to adopting the fair value method of accounting for stock option and stock purchase plans. For the six months ended June 30, 2002, the net income and fully-diluted earnings per share impacts were $8 million and $0.01, respectively. (The impact on the first quarter 2002 is immaterial as annual stock option awards were granted in April.) The full year 2002 net income and earnings per share impacts are estimated to be $28 million and $0.02, respectively, based upon the following assumptions:

                                                                       Pro-forma 2002
                                                                       Estimate (27)
                                                                       -------------
     Net options granted or expected to be granted in 2002 (22)        19.4 million
     Estimated fair value per option (23)                              $8.22 - $13.23
     Fair value to be recognized in compensation expense over the
       vesting period (primarily 5 years (24))                         $243 million
     Straight-line amortization period (24)                            5 years
     Estimated 2002 annual compensation expense (25)                   $44 million
     Estimated 2002 net income impact (26)                             $28 million
     Estimated fully-diluted net income per share impact               $0.024

     Assuming Bank One were to continue activity in its stock-based plans at comparable levels for the next six years and assuming all fair value and vesting assumptions remain essentially unchanged, then in 2007 the impact would be approximately:

                                                                       Pro-forma 2007
                                                                       Estimate (27)
                                                                       -------------
     Estimated 2007 annual compensation expense (25)                   $250 million
     Estimated 2007 net income impact                                  $150 million
     Estimated fully-diluted net income per share impact               $ 0.13

(22) Options granted are net of expected forfeitures based upon Bank One's historical experience and will change over time due to actual experience. Under the terms of the stock option plan, up to 2% of the outstanding common shares are authorized for issuance per year, or 24 million shares in 2002, and unused awards may be carried over to future years.
(23) Fair values vary for stock options and employee stock purchase plans primarily due to varying assumptions. The fair value estimate for the April 2002 stock option grant was $13.23 per option. Fair values are estimated using the Black-Scholes option pricing model. Management will refine the methodology of calculating fair value for new grants and consider the market value of comparable traded securities.
(24) Stock options generally vest pro-rata over 5 years. Shares purchased under the employee stock purchase plan, estimated to be 2 million shares, have an 18-24 month vesting period.
(25) Assumes amortization begins at the time of grant in the quarter issued.
(26) 2001 Annual Report disclosure includes pro-forma impacts for all outstanding options. Under the requirements of SFAS 123, the fair value method of accounting may only be applied to new option grants.
(27) The pro-forma information may not be representative of the actual impact in current and future years.

Year-to-Date Results
--------------------

     Corporate had an operating loss of $152 million, down $16 million, or 10%, from the prior year.

     Net interest expense was $137 million, down $304 million, or 69%, from the prior year, driven by lower interest rates that positively impacted the Corporation's funding costs.

     Noninterest income was $174 million, up $13 million, or 8%, from the prior year. Net investment securities gains were $79 million, up $107 million from the prior year, driven by the gain on sale of GE Monogram, partially offset by net writedowns in the investment securities and principal investments portfolios. Other income was $113 million, down $93 million, or 45%, from the prior year. The first half of 2001 included $73 million in gains from the sale of the Corporation's portion of the controlling equity position in EquiServe Limited Partnership and from the sale of the Corporation's investment in Star Systems, an ATM network.

     Provision for other loan assets in the first half of 2002 was $15 million, compared to zero in the prior year.

     Unallocated corporate expenses were $320 million, up $247 million, from the prior year. The first half of 2002 included $89 million of expenses related to terminating and renegotiating certain vendor contracts and $12 million of expense related to adopting the fair value method of accounting for stock option and stock purchase plans.

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

     In order to understand fundamental trends in net interest income, average earning assets and net interest margins, it is useful to analyze financial performance on a managed portfolio basis, which adds data on securitized loans to reported data on loans as presented below:


                                               Three Months Ended June 30                   Six Months Ended June 30
                                      ------------------------------------------  ------------------------------------------
                                                                  Change                                     Change
                                                           ---------------------                     -----------------------
                                          2002      2001     Amount          %       2002      2001     Amount      %
-----------------------------------------------------------------------------------------------------------------------------
(Dollars in millions)
Managed:
  Net interest income-FTE basis       $  3,336   $ 3,244   $     92         3%   $  6,875  $  6,551   $    324      5%
  Average earning assets               261,560   279,561    (18,001)       (6)    264,964   280,735    (15,771)    (6)
  Net interest margin                     5.12%     4.65%      0.47%                 5.23%     4.71%      0.52%
Reported:
  Net interest income-FTE basis       $  2,078   $ 2,085   $     (7)        -    $  4,313  $  4,304        $ 9      -
  Average earning assets               226,005   238,971    (12,966)       (5)    228,894   240,645    (11,751)    (5)
  Net interest margin                    3.69%     3.50%       0.19%                 3.80%     3.61%      0.19%
----------------------------------------------------------------------------------------------------------------------------

     The year over year improvement in net interest income and the margin was due to lower interest rates and improved balance sheet profitability. This reflected an increase in the percentage of funding provided by consumer deposits and net free funds, a reduction in low margin commercial loans, and an increase in credit card assets.

Noninterest Income

     The components of managed noninterest income for the periods indicated are:

                                              Three Months Ended June 30                 Six Months Ended June 30
                                      -----------------------------------------------------------------------------------
                                                                  Change                                    Change
                                                           ---------------------                      -------------------
                                         2002     2001      Amount            %     2002     2001     Amount           %
-------------------------------------------------------------------------------------------------------------------------
(Dollars in millions)
Banking fees and commissions           $  492   $  431      $   61           14%  $  937   $  842      $  95          11%
Credit card revenue                       506      338         168           50      954      645        309          48
Service charges on deposits               376      360          16            4      769      691         78          11
Fiduciary and investment
  management fees                         188      184           4            2      377      371          6           2
Investment securities
  gains (losses)                           96       69          27           39       78      (27)       105         N/M
Trading                                    70       61           9           15       86      126        (40)        (32)
Other income                               54       65         (11)         (17)      75      253       (178)        (70)
-------------------------------------------------------------------               ---------------------------
  Managed noninterest income           $1,782   $1,508      $  274           18%  $3,276   $2,901      $ 375          13%
=========================================================================================================================

     In order to provide more meaningful trend analysis, credit card revenue and total noninterest income in the above table are shown on a managed basis. Credit card revenue excludes the net interest revenue associated with securitized credit card receivables. Components of noninterest income that are primarily related to a single business segment are discussed within that business segment.

     Banking fees and commissions increased from the year-ago quarter and prior six months by $61 million and $95 million, respectively. These increases were primarily the result of increased annuity and mutual fund sales, as well as from the growth in the loan syndication and asset-backed finance businesses.

     Managed credit card revenue in the second quarter of 2002 increased $168 million, or 50%, over the prior year period and by $309 million, or 48%, for the first six months of 2002 over the prior year six months. These increases were primarily due to the addition of the Wachovia business in the third quarter of 2001 and the consolidation of Paymentech beginning January 1, 2002.

     Service charges on deposits increased $16 million for the second quarter of 2002 compared to the year-ago period and by $78 million for the first six months of 2002. These increases primarily reflected improvement in Global Treasury Services volumes and pricing, and clients shifting their payment method to fees due to the lower value of their compensating deposit balances.

     Net investment securities gains were $96 million for the second quarter of 2002, compared to $69 million in the year ago quarter. The current period includes the gain on sale of GE Monogram, partially offset by net writedowns in the investment securities and principal investment portfolios.

     Trading produced gains of $70 million in the second quarter compared to $61 million in the second quarter of 2001 reflecting an increase in the fair value of credit derivatives used to manage credit risk, partially offset by lower fixed income trading. For the first six months of 2002, trading revenue declined $40 million from the same period in the prior year primarily due to lower fixed income and foreign exchange trading.

     Other income for the six months ended June 30, 2002 decreased $178 million, or 70%, compared to the same period in the prior year. This decrease primarily resulted from the consolidation of Paymentech and gains on the sale of ownership interests in EquiServe Limited Partnership and Star Systems recognized in the prior year period.

Noninterest Expense

     The components of noninterest expense for the periods indicated are:

                                              Three Months Ended June 30                 Six Months Ended June 30
                                      -----------------------------------------------------------------------------------
                                                                  Change                                    Change
                                                           ---------------------                      -------------------
                                         2002     2001      Amount            %     2002     2001     Amount           %
-------------------------------------------------------------------------------------------------------------------------
(Dollars in millions)
Salaries and employee benefits:
  Salaries                            $   941  $   929     $    12            1% $ 1,861    $ 1,805  $    56           3%
  Employee benefits                       160      143          17           12      336        287       49          17
-------------------------------------------------------------------              ----------------------------
     Total salaries and employee
       benefits                         1,101    1,072          29            3    2,197      2,092      105           5
Occupancy                                 170      164           6            4      328        331       (3)         (1)
Equipment                                  99      119         (20)         (17)     202        240      (38)        (16)
Outside service fees and processing       372      313          59           19      672        569      103          18
Marketing and development                 264      210          54           26      522        422      100          24
Telecommunication                         134       95          39           41      235        204       31          15
Other intangible amortization              29       19          10           53       62         39       23          59
Goodwill amortization                       -       18         (18)         N/M        -         35      (35)        N/M
Other expense                             332      299          33           11      628        613       15           2
-------------------------------------------------------------------              ----------------------------
     Total noninterest expense
       before merger and
       restructuring-related charges    2,501    2,309         192            8    4,846      4,545      301           7
Merger and restructuring-related
  charges (reversals)                     (63)      (3)        (60)         N/M      (63)        (3)     (60)        N/M
-------------------------------------------------------------------              ----------------------------
     Total noninterest expense          2,438    2,306         132            6    4,783      4,542      241           5
=========================================================================================================================
Employees (1)                          73,579   78,491      (4,912)          (6)  73,579     78,491   (4,912)         (6)
Efficiency ratio--managed basis          47.6%    48.5%       (0.9)%                47.1%      48.1%    (1.0)%
=========================================================================================================================

     Components of noninterest expense that are primarily related to a single business segment are discussed within that business segment.

     Salaries and employee benefits in the second quarter and for the first six months of 2002 increased 3% and 5%, respectively from the year-ago periods. These increases were due to increased incentive compensation and the consolidations of Paymentech and Anexsys, partially offset by savings from reduced headcount. Salaries and employee benefits for the second quarter and year to date 2002 also included $12 million expense related to adopting the fair value method of accounting for stock option and stock purchase plans.

     Outside service fees and processing expense increased $59 million in the second quarter and $103 million in the first six months of 2002 compared to the prior year periods. Telecommunication expense increased $39 million in the second quarter and $31 million in the first six months of 2002 compared to the prior year periods. The increases in these expenses were primarily the result of terminating and renegotiating certain vendor contracts. Also contributing to the increase in outside service fees and processing expenses for the first six months of 2002 were increased contract programming charges related to the Corporation's conversion efforts.

     Marketing and development expense increased in the second quarter and first six months of 2002 by 26% and 24%, respectively, compared to the prior year periods primarily due to increased advertising expenditures for Credit Card and certain Retail products.

     Other intangible amortization in the second quarter and first six months increased $10 million and $23 million, respectively, compared to the prior year periods primarily due to the amortization of purchased credit card relationships associated with the addition of the Wachovia business. Additionally, the Corporation no longer amortizes goodwill in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" and thus did not incur any goodwill amortization expense in the first six months of 2002.

     Other operating expense in the second quarter and the first six months of 2002 increased compared to the year-ago periods by $33 million, or 11%, and $15 million, or 2%, respectively, primarily due to conversion costs. The Corporation successfully completed the Michigan and Florida conversion during the second quarter, and hopes to complete the Illinois conversion by the end of 2002.

Applicable Income Taxes

     The Corporation's income before income taxes and applicable income tax expense and effective tax rate for each of the periods indicated are:

                                                    Three Months Ended June 30           Six Months Ended June 30
                                                    -------------------------------------------------------------
(Dollars in millions)                                 2002                2001             2002              2001
-----------------------------------------------------------------------------------------------------------------
Income before income taxes and cumulative effect
  of change in accounting principle                 $1,229              $1,000           $2,371            $1,971
Applicable income taxes                                386                 292              741               584
Effective tax rate                                    31.4%               29.2%            31.3%             29.6%
-----------------------------------------------------------------------------------------------------------------

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

     At June 30, 2002, the Corporation and its principal banks had the following long- and short-term debt ratings:

                                                                    Senior
                                              Short-Term Debt    Long-Term Debt
-------------------------------------------------------------------------------
                                              S & P   Moody's   S & P   Moody's
-------------------------------------------------------------------------------
The Corporation (parent)                       A-1      P-1       A       Aa3
Principal banks                                A-1      P-1       A+      Aa2
-------------------------------------------------------------------------------

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

     For trading portfolios, value-at-risk measures the maximum fair value the Corporation could lose on a trading position, excluding credit derivatives, given a specified confidence level and time horizon. Value-at-risk limits and exposure are monitored daily for each significant trading portfolio. Stress testing is similar to value-at-risk except that the confidence level is geared to capture more extreme, less frequent market events.

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

     The value-at-risk in the Corporation's trading portfolio was as follows (excluding credit derivatives with a notional amount of $5.4 billion and $4.5 billion at June 30, 2002 and March 31, 2002, respectively. See a discussion of credit derivatives on page 35):

(In millions)                                                 Second Quarter 2002
                                              At June 30,     -------------------  At March 31,
                                                 2002         Average  High   Low       2002
-----------------------------------------------------------------------------------------------
Risk type
  Interest rate                                      $ 11        $ 11  $ 12  $ 10       $ 12
  Currency exchange rate                                1           -     3     -          1
  Equity                                                1           1     1     -          1
  Diversification benefit                              (1)          -   N/A   N/A         (1)
-----------------------------------------------------------------------------------------------
Aggregate portfolio market risk                      $ 12        $ 12  $ 14  $ 11       $ 13
===============================================================================================

     Interest rate risk was the predominant type of market risk incurred during the second quarter of 2002. At June 30, 2002, approximately 85% of primary market risk exposures were related to interest rate risk. Exchange rate, equity and commodity risks accounted for 15% of primary market risk exposures.

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

     Earnings simulation analysis, or earnings-at-risk, measures the sensitivity of pretax earnings to various interest rate movements. The base-case scenario is established using current interest rates. The comparative scenarios assume an immediate parallel shock in increments of plus or minus 100 basis point rate movements. Numerous other scenarios are analyzed, including more gradual rising or declining rate changes and non-parallel rate shifts. Estimated earnings for each scenario are calculated over multiple years. The interest rate scenarios are used for analytical purposes and do not necessarily represent management's view of future market movements. Rather, these are intended to provide a measure of the degree of volatility interest rate movements may introduce into the earnings and economic value of the Corporation.

     The Corporation's 12-month pre-tax earnings sensitivity profile as of June 30, 2002 and March 31, 2002 is as follows:

                                                           Immediate Change in
                                                                  Rates
------------------------------------------------------------------------------
(In millions)                                              -100 bp     +100 bp
------------------------------------------------------------------------------
June 30, 2002                                              $  (112)   $    (52)
==============================================================================
March 31, 2002                                             $     1    $   (152)
==============================================================================

     Management regularly reviews alternative strategies to manage the Corporation's exposure to interest rate movements under a wide range of market based outcomes, balancing the risks and returns against the cost of incremental strategies. During the quarter, the Corporation's earnings sensitivity to rising interest rates declined, in part due to a change in the market's expectations for future interest rate movements and the resultant effect on balance sheet cash flows and trends.

     Modeling the sensitivity of earnings to interest rate risk is highly dependent on the numerous assumptions embedded in the model. While the earnings sensitivity analysis incorporates management's best estimate of interest rate and balance sheet dynamics under various market rate movements, the actual behavior and resulting earnings impact will likely differ from that projected.

                          CREDIT PORTFOLIO COMPOSITION

Selected Statistical Information

     The significant components of credit risk and the related ratios, presented on a reported basis, for the periods indicated are as follows:

                                          June 30   March 31  December 31  September 30    June 30
(Dollars in millions)                        2002       2002         2001          2001       2001
--------------------------------------------------------------------------------------------------

Loans outstanding                       $ 147,728  $ 152,126    $ 156,733     $ 164,251  $ 166,576
Average loans                             149,674    154,942      160,150       165,416    169,140
Nonperforming loans (1)                     3,720      3,737        3,551         3,112      2,854
Other, including OREO                         204        197          137           116         97
--------------------------------------------------------------------------------------------------
Nonperforming assets                        3,924      3,934        3,688         3,228      2,951
Allowance for credit losses                 4,521      4,520        4,528         4,479      4,229
Net charge-offs                               607        663          717           566        516
Nonperforming assets to related assets       2.65%      2.58%        2.35%         1.96%      1.77%
Allowance to period end loans (2)            3.06       2.97         2.89          2.73       2.54
Allowance to nonperforming loans (3)          122        121          128           144        148
Net charge-offs to average loans             1.62       1.71         1.79          1.37       1.22
Allowance to net charge-offs                  186        170          158           198        205
--------------------------------------------------------------------------------------------------

(1) Includes loans held for sale of $107 million and $66 million at June 30, 2002 and March 31, 2002, respectively. For December 31, 2001, September 30, 2001 and June 30, 2001 there were no nonperforming loans included in loans held for sale.
(2) Excluding loans held for sale, the allowance to period end loans would have been 3.19%, 3.06%, 2.97%, 2.81% and 2.61% at June 30, 2002, March 31, 2002,
     December 31, 2001, September 30, 2001 and June 30, 2001, respectively.
(3) Excluding loans held for sale, the allowance to nonperforming loans would have been 125%, 123%, 128%, 144% and 148% at June 30, 2002, March 31, 2002,
     December 31, 2001, September 30, 2001 and June 30, 2001, respectively.

Loan Composition

     The Corporation's managed and reported loan portfolios for the periods indicated are as follows:

                                           June 30,        March 31,    December 31,    September 30,      June 30,
                                             2002            2002           2001             2001            2001
---------------------------------------------------------------------------------------------------------------------
(Dollars in millions)                    Amount   %(1)   Amount   %(1)   Amount   %(1)   Amount   %(1)   Amount   %(1)
---------------------------------------------------------------------------------------------------------------------
Retail:
  Small business commercial            $  10,027    5% $   9,992    5% $   9,947    5% $   9,966    4% $   9,799    4%
  Home equity                             29,699   14     29,891   14     30,268   14     30,712   14     30,312   14
  Vehicles:
    Loans                                 13,584    7     13,644    7     13,481    6     13,497    6     14,057    6
    Leases                                 4,722    2      5,431    3      6,155    3      6,855    3      7,389    3
  Other personal                           8,238    4      8,604    4      9,779    4      9,941    5     10,906    5
---------------------------------------------------------------------------------------------------------------------
    Total Retail                          66,270   32     67,562   33     69,630   32     70,971   32     72,463   32
Commercial Banking:
  Corporate Banking:
    Commercial and industrial             17,912    9     20,226   10     22,268   10     25,287   11     28,249   13
    Commercial real estate                 8,433    4      8,731    4      8,975    4      9,391    4      9,417    4
    Lease financing                        4,758    3      4,774    2      4,669    2      4,536    2      4,704    2
    Other                                    670    -        975    -        731    -      1,279    -        974    -
---------------------------------------------------------------------------------------------------------------------
      Total Corporate
       Banking                            31,773   16     34,706   16     36,643   16     40,493   17     43,344   19
Middle Market:
  Commercial and industrial               29,337   14     29,515   14     31,076   14     32,325   15     32,799   15
  Commercial real estate                   2,421    1      3,516    2      3,472    2      3,233    1      2,905    1
  Lease financing                          1,092    1      1,156    1      1,053    1      1,049    1        930    -
  Other                                      251    -        141    -        294    -        300    -        224    -
---------------------------------------------------------------------------------------------------------------------
    Total Middle Market                   33,101   16     34,328   17     35,895   17     36,907   17     36,858   16
---------------------------------------------------------------------------------------------------------------------
    Total Commercial
     Banking                              64,874   32     69,034   33     72,538   33     77,400   34     80,202   35
IMG and Corporate                          7,469    3      8,134    4      7,779    4      7,480    3      7,710    4
Credit Card:
  Owned-held in portfolio                  5,115    3      4,777    3      5,040    2      4,757    2      2,776    1
  Owned-held for sale                      4,000    2      2,619    1      1,746    1      3,643    2      3,425    2
  Securitized:
    Seller's interest retained (2)        21,897   11     22,343   10     24,019   11     18,397    9     16,981    8
    Sold loans                            35,797   17     35,050   16     37,350   17     39,956   18     39,833   18
---------------------------------------------------------------------------------------------------------------------
  Managed credit card (3)                 66,809   33     64,789   30     68,155   31     66,753   31     63,015   29
---------------------------------------------------------------------------------------------------------------------
Total managed                          $ 205,422  100% $ 209,519  100% $ 218,102  100% $ 222,604  100% $ 223,390  100%
=====================================================================================================================
Total reported                         $ 147,728       $ 152,126       $ 156,733       $ 164,251       $ 166,576
=====================================================================================================================

(1) Percentages are determined as a percentage of total managed loans.
(2) Seller's interest is reported as an investment security, therefore excluded from reported loans. Seller's interest is included for managed loans.
(3) See page 37 for the detailed components of managed credit card loans.

     Loans held for sale, which are carried at lower of cost or fair value, totaled $5.8 billion and $4.5 billion at June 30, 2002 and March 31, 2002, respectively. At June 30, 2002, loans held for sale included Commercial Banking loans of $202 million, of which approximately $103 million are included in nonperforming loans, and Credit Card and other Consumer loans of $5.6 billion.

Commercial and Industrial Loans
-------------------------------

     Commercial and industrial loans represent commercial loans other than commercial real estate. At June 30, 2002, commercial and industrial loans totaled $47.2 billion, which represents 73% of the Commercial Banking portfolio.

     The more significant borrower industry concentrations of the Commercial Banking commercial and industrial portfolio for the periods indicated are as follows:

                                                   June 30, 2002   March 31, 2002 (2)  December 31, 2001
--------------------------------------------------------------------------------------------------------
(Dollars in millions)                            Outstanding % (1)  Outstanding % (1)  Outstanding % (1)
--------------------------------------------------------------------------------------------------------
Motor vehicles and parts                         $     4,006  8.5%  $     4,611  9.3%  $     2,468  4.6%
Wholesale trade                                        3,952  8.4         4,066  8.2         4,409  8.3
Oil and gas                                            2,997  6.3         3,474  7.0         3,219  6.0
Industrial materials                                   2,863  6.1         3,140  6.3         3,355  6.3
Business finance and leasing                           2,603  5.5         2,427  4.9         1,126  2.1
Telephone and wireless communication (3)                 426  0.9           370  0.7           282  0.5
--------------------------------------------------------------------------------------------------------

(1) Total outstanding by industry concentration as a percentage of total commercial and industrial loans.
(2) During the first quarter of 2002 the Dealer Commercial Services business was transferred from Retail to Commercial Banking. All results for prior periods conform to the current line of business organization.
(3) Presented for informational purposes. Other industry concentrations precede this category.

Commercial Real Estate
----------------------

     Commercial real estate loans represent credit extended for real estate related purposes to borrowers or counterparties who are primarily in the real estate development or investment business and for which the primary source of repayment of the loan is from the sale, lease, rental, management, operations or refinancing of the property. At June 30, 2002, commercial real estate loans totaled $10.8 billion, which represents 17% of the Commercial Banking portfolio.

     Commercial real estate lending is conducted in several lines of business with the majority of these loans originated by Corporate Banking primarily through its specialized National Commercial Real Estate Group. This group's focus is lending to targeted regional and national real estate developers, homebuilders and REITs/REOCs (Real Estate Operating Companies).

     The commercial real estate loan portfolio by both collateral location and property type for the periods indicated are as follows:


(Dollars in millions)                   June 30, 2002         March 31, 2002       December 31, 2001
-------------------------------------------------------------------------------------------------------
                                                   % of                   % of                   % of
By Collateral Location:              Amount    Portfolio    Amount   Portfolio     Amount    Portfolio
                                    -------    ----------  -------   ----------   -------    ----------
Illinois                            $ 1,245          11%   $ 1,668          15%   $ 1,682          14%
Michigan                              1,200          11      1,361          11      1,348          11
California                            1,041          10        985           8        960           8
Texas                                   976           9      1,048           8      1,004           8
Arizona                                 837           8        937           8        958           8
Ohio                                    793           7        835           7        839           7
Indiana                                 431           4        496           4        504           4
Louisiana                               392           4        439           4        487           4
Kentucky                                357           3        352           3        326           3
Colorado                                284           3        322           3        356           3
Other areas                           1,675          15      1,877          15      1,806          13
Unsecured                             1,103          10      1,397          11      1,670          13
Secured by other than
  real estate                           520           5        530           4        507           4
------------------------------------------------------------------------------------------------------
   Total                            $10,854         100%   $12,247         100%   $12,447         100%
======================================================================================================
By Property Type:

Apartment                           $ 1,916          18%   $ 1,825          15%   $ 1,770          14%
Retail                                1,667          15      1,862          15      1,913          15
Office                                1,552          14      1,730          14      1,804          15
Single family residential
  development                         1,069          10      1,299          11      1,273          10
Industrial/warehouse                    857           8      1,230          10      1,230          10
REIT/REOC                               788           7      1,312          11      1,297          10
Hotels                                  591           6        486           4        625           5
Residential lots                        368           3        420           3        472           4
Miscellaneous commercial
  income producing                    1,881          17      1,918          16      1,864          15
Miscellaneous residential
  developments                          165           2        165           1        199           2
------------------------------------------------------------------------------------------------------
   Total                            $10,854         100%   $12,247         100%   $12,447         100%
======================================================================================================


                                 ASSET QUALITY

Nonperforming Assets

The Corporation places loans on nonaccrual status as follows:

     . Retail consumer loans are placed on nonaccrual status when the collection of contractual principal or interest becomes 90 days past due.

     . Commercial Banking and Retail small business commercial loans are placed on nonaccrual status when the collection of contractual principal or interest is deemed doubtful, or it becomes 90 days or more past due and is not both well-secured and in the process of collection.

     . Credit card receivables are charged-off rather than placed on nonaccrual status.

     The Corporation's nonperforming assets for the periods indicated are as follows:

                                                   June 30  March 31  December 31  September 30   June 30
(Dollars in millions)                                 2002      2002         2001          2001      2001
---------------------------------------------------------------------------------------------------------
Nonperforming Loans:
     Retail                                        $ 1,349   $ 1,402      $ 1,344       $ 1,155   $ 1,049
     Commercial Banking:
        Corporate Banking                            1,161     1,170        1,154         1,051     1,050
        Middle Market Banking                        1,136     1,087          973           853       703
---------------------------------------------------------------------------------------------------------
        Total Commercial Banking (1)                 2,297     2,257        2,127         1,904     1,753
     IMG and Corporate                                  74        78           80            53        52
---------------------------------------------------------------------------------------------------------
        Total                                        3,720     3,737        3,551         3,112     2,854
Other, including other real estate owned               204       197          137           116        97
---------------------------------------------------------------------------------------------------------
     Total nonperforming assets                    $ 3,924   $ 3,934      $ 3,688       $ 3,228   $ 2,951
=========================================================================================================
Nonperforming assets to related assets:               2.65%     2.58%        2.35%         1.96%     1.77%
Loans 90-days or more past due and
   accruing interest:
     Credit Card                                   $   112   $   100      $    96       $   114   $    59
     Other                                               -         2            1             9         9
---------------------------------------------------------------------------------------------------------
        Total                                      $   112   $   102      $    97       $   123   $    68
=========================================================================================================

(1) Commercial Banking nonperforming loans at June 30, 2002 include $103 million of Loans Held for Sale.

     Credit quality is stabilizing across the Corporation despite the challenging economic environment. Significant deterioration is not expected in the near-term in either commercial or consumer nonperformers. Improvement in credit costs is expected to follow over the longer term. The Corporation has established processes for identifying potential problem areas of the portfolio, which currently include exposure to telecommunications, transportation, auto-related and travel. The Corporation will continue to monitor and manage these potential risks.

     Nonperforming loans within Retail at June 30, 2002 were $1.3 billion, a decrease of $53 million from first quarter 2002. This decrease was primarily driven by brokered home equity loans. Home equity loans are written down to net realizable value once a loan reaches 120 days delinquency. However, due to the time necessary to complete foreclosure and gain title, real estate loans remain in nonperforming status for an extended period.

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

     . Retail loans are generally charged-off following a delinquency period of 120 days, or within 60 days for unsecured Retail loans after receipt of notification in case of bankruptcy. Closed-end consumer loans, such as auto loans and leases and home mortgage loans, are typically written down to the extent of loss after considering the net realizable value of the collateral. Beginning in the second quarter 2002, losses on secured bankrupt loans are recorded based on determination of actual collateral values versus estimates.

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

     The Corporation's net charge-offs by line of business for the periods indicated are as follows:

                                      June 30, 2002                  March 31, 2002                  December 31, 2001
-----------------------------------------------------------------------------------------------------------------------------
                             Net                    Net         Net                   Net        Net                   Net
                           charge-    Average   charge-off    charge-    Average    charge-    charge-    Average    charge-
(Dollars in millions)       offs      balance      rate        offs      balance    off rate     offs     balance    off rate
-----------------------------------------------------------------------------------------------------------------------------
Retail (1)                 $  215     $ 66,826     1.29%      $  265     $ 69,228     1.53%    $  268      $70,049     1.53%
Commercial Banking:
   Corporate Banking          168       33,322     2.02          163       36,040     1.81        164       38,065     1.72
   Middle Market Banking      106       33,689     1.26          118       35,075     1.34        158       36,185     1.75
-----------------------------------------------------------------------------------------------------------------------------

     Total Commercial
        Banking               274       67,011     1.64          281       71,115     1.58        322       74,250     1.73
Credit Card                   926       65,930     5.62          943       66,324     5.69        930       66,505     5.59
IMG and Corporate               -        7,378        -           20        7,382        -         14        7,493        -
-----------------------------------------------------------------------------------------------------------------------------
Total-managed               1,415      207,145     2.73%       1,509      214,049     2.82%     1,534      218,297     2.81%
=============================================================================================================================
Securitized                  (808)     (57,471)                 (846)     (59,107)               (817)     (58,147)
                           -------------------                -------------------              -------------------
Total-reported             $  607     $149,674     1.62%      $  663     $154,942     1.71%    $  717     $160,150     1.79%
=============================================================================================================================

                                                                   September 30, 2001                  June 30, 2001
-----------------------------------------------------------------------------------------------------------------------------
                                                                Net                   Net        Net                   Net
                                                              charge-    Average    charge-    charge-    Average    charge-
                                                               offs      balance    off rate     offs     balance    off rate
-----------------------------------------------------------------------------------------------------------------------------
Retail (1)                                                    $  209     $ 71,682     1.17%    $  177     $ 72,679     0.97%
Commercial Banking:
   Corporate Banking                                             131       41,410     1.27        155       45,736     1.36
   Middle Market Banking                                          99       36,657     1.08         84       36,995     0.91
-----------------------------------------------------------------------------------------------------------------------------

     Total Commercial
        Banking                                                  230       78,067     1.18        239       82,731     1.16
Credit Card                                                      981       66,641     5.89        962       63,179     6.09
IMG and Corporate                                                  9        7,732        -         13        7,763        -
-----------------------------------------------------------------------------------------------------------------------------
Total-managed                                                  1,429      224,122     2.55%     1,391      226,352     2.46%
=============================================================================================================================
Securitized                                                     (863)     (58,706)               (875)     (57,212)
                                                              -------------------              -------------------
Total-reported                                                $  566     $165,416     1.37%    $  516     $169,140     1.22%
=============================================================================================================================

(1) Quarter results exclude $1 million, $1 million, $14 million, $14 million and $24 million, respectively, of charge-offs which are not so classified in the Corporation's GAAP financials because they are part of a portfolio that has been accounted for as loans held at a discount. The inclusion of these amounts in charge-offs more accurately reflects the performance of the portfolio. In the Corporation's financial statements, these items result in a higher provision in excess of net charge-offs.

     Managed net charge-offs decreased 6% during the second quarter of 2002 to $1.4 billion from the first quarter 2002, reflecting lower charge-offs in nearly all lines of businesses. The managed net charge-off rate decreased to 2.73% in the second quarter 2002 compared to 2.82% in the first quarter 2002.

Loan Sales

     A summary of the Corporation's Commercial Banking loan sales for the periods indicated are as follows:

                                                 June 30   March 31   December 31   September 30   June 30
(In millions)                                       2002       2002          2001           2001      2001
----------------------------------------------------------------------------------------------------------
Loans sold and loans transferred
   to loans held for sale: (1)
     Nonperforming loans                            $208       $ 99          $ 18           $ 42      $147
     Other loans with credit related losses          148        160            93             86        84
     Other loans                                     193        343           179            438       351
----------------------------------------------------------------------------------------------------------
          Total                                     $549       $602          $290           $566      $582
----------------------------------------------------------------------------------------------------------
Losses on sale:
     Charge-offs: (2)
        Nonperforming loans                         $ 39       $ 48          $  8           $ 11      $ 47
        Other loans with credit related losses        12         19            18             22        21
----------------------------------------------------------------------------------------------------------
          Total charge-offs                         $ 51       $ 67          $ 26           $ 33      $ 68
     Losses on loans sold and held for sale           22          4            12             18        12
----------------------------------------------------------------------------------------------------------
          Total                                     $ 73       $ 71          $ 38           $ 51      $ 80
==========================================================================================================

(1) Second quarter 2002 includes loans reclassified to loans held for sale of approximately $103 million, $26 million and $7 million in nonperforming, other loans with credit related losses and other loans, respectively.
(2) Charge-offs on loans initially reclassified to held for sale in the second quarter 2002 of approximately $26 million and $4 million are included in nonperforming and other loans with credit related losses, respectively.

     The Corporation sells Commercial Banking loans in the normal course of its business activities. These loans are subject to the Corporation's overall risk management practices. The sale of loans is one alternative the Corporation uses to manage credit risk. When a loan is sold, the gain or loss is evaluated to determine whether it resulted from credit deterioration or other conditions. Based upon this evaluation, losses resulting from credit deterioration are recorded as charge-offs. Losses deemed to be from other than credit deterioration are recorded as losses on sale. When a loan is sold or initially reclassified to loans held for sale, appropriate charge-offs are recorded. Subsequent writedowns in market value on loans held for sale are reflected in other income/loss.

     Loans reclassified to held for sale are carried at the lower of cost or market value. Subsequent to their transfer, these loans are no longer included in the evaluation of the adequacy of the allowance for loan losses.

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

The change in the Corporation's allowance for credit losses for the periods indicated are as follows:

                                            June 30   March 31     December 31    September 30     June 30
(In millions)                                  2002       2002            2001            2001        2001
----------------------------------------------------------------------------------------------------------
Balance, beginning of period                 $4,520     $4,528          $4,479         $4,229       $4,205
Charge-offs:
   Retail:
     Small business commercial                   28         18              29             24           21
     Home equity                                112        138             131             91          101
     Vehicles:
        Loans                                    56         82              75             61           46
        Leases                                   19         34              33             31           28
     Other personal                              38         41              39             39           26
----------------------------------------------------------------------------------------------------------
        Total Retail                            253        313             307            246          222
   Commercial Banking:
     Corporate Banking:
        Commercial and industrial               152        182             158            147          169
        Commercial real estate                   19          2               8              1            3
        Lease financing                          25          2              17              -            -
----------------------------------------------------------------------------------------------------------
          Total Corporate Banking               196        186             183            148          172
     Middle Market:
        Commercial and industrial               113        126             165             96           87
        Commercial real estate                    2          4               4              1            2
        Lease financing                          19          5              19             11            5
----------------------------------------------------------------------------------------------------------
          Total Middle Market                   134        135             188            108           94
----------------------------------------------------------------------------------------------------------
        Total Commercial Banking                330        321             371            256          266
   Credit Card                                  129        111             120            123           94
   IMG and Corporate                              2         22              14             11           14
----------------------------------------------------------------------------------------------------------
        Total charge-offs                    $  714     $  767          $  812         $  636       $  596
----------------------------------------------------------------------------------------------------------
Recoveries:
   Retail:
     Small business commercial               $    5     $    4          $    6         $    4       $    4
     Home equity                                 10          8               6              7            8
     Vehicles:
        Loans                                    15         17              15             16           18
        Leases                                    4          4               7              6            8
     Other personal                               4         15               5              4            7
----------------------------------------------------------------------------------------------------------
        Total Retail                             38         48              39             37           45
   Commercial Banking:
     Corporate Banking:
        Commercial and industrial                26         21              17             14           15
        Commercial real estate                    2          2               2              3            2
        Lease financing                           -          -               -              -            -
----------------------------------------------------------------------------------------------------------
          Total Corporate Banking                28         23              19             17           17
     Middle Market:
        Commercial and industrial                24         14              24              8            9
        Commercial real estate                    1          2               -              -            -
        Lease financing                           3          1               6              1            1
----------------------------------------------------------------------------------------------------------
          Total Middle Market                    28         17              30              9           10
----------------------------------------------------------------------------------------------------------
        Total Commercial Banking                 56         40              49             26           27
   Credit Card                                   11         14               7              5            7
   IMG and Corporate                              2          2               -              2            1
----------------------------------------------------------------------------------------------------------
        Total recoveries                     $  107     $  104          $   95         $   70       $   80
----------------------------------------------------------------------------------------------------------
Net charge-offs:
   Retail                                    $  215     $  265          $  268         $  209       $  177
   Commercial Banking                           274        281             322            230          239
   Credit Card                                  118         97             113            118           87
   IMG and Corporate                              -         20              14              9           13
----------------------------------------------------------------------------------------------------------
     Total net charge-off                    $  607     $  663          $  717         $  566       $  516
----------------------------------------------------------------------------------------------------------
Provision for credit losses                     607        665             765            620          540
Transfers                                         1        (10)              1            196            -
----------------------------------------------------------------------------------------------------------
Balance, end of period                       $4,521     $4,520          $4,528         $4,479       $4,229
==========================================================================================================

Composition of Allowance for Credit Losses
------------------------------------------

     While the allowance for credit losses is available to absorb credit losses in the entire portfolio, allocations of the allowance for credit losses by line of business for the periods indicated are as follows:

                               June 30               March 31              December 31            September 30           June 30
                                  2002                   2002                     2001                    2001              2001
------------------------------------------------------------------------------------------------------------------------------------
(Dollars in millions)        Amount    %           Amount     %           Amount      %           Amount    %         Amount     %
------------------------------------------------------------------------------------------------------------------------------------
Retail                       $1,029    23%         $1,028     23%         $1,027     23%         $  979    22%        $  938    22%
Commercial Banking:
   Corporate Banking          1,706    38           1,706      38          1,714     38           1,714    38          1,706    40
   Middle Market              1,365    30           1,365      30          1,365     30           1,364    30          1,361    32
-----------------------------------------------------------------------------------------------------------------------------------
     Total Commercial         3,071    68           3,071      68          3,079     68           3,078    68          3,067    72
       Banking
Credit Card                     396     9             396       9             39      8             397     9            197     5
IMG and Corporate                       -              25       -             26      1              25     1             27     1
-----------------------------------------------------------------------------------------------------------------------------------
        Total                $4,521   100%         $4,520     100%        $4,528    100%         $4,479   100%        $4,229   100%
===================================================================================================================================

                        DERIVATIVE FINANCIAL INSTRUMENTS

     The Corporation uses a variety of derivative financial instruments in its trading activity, asset and liability management, and mortgage operations, as well as to manage certain currency translation exposures of foreign entities. These instruments include interest rate, currency, equity and commodity swaps, forwards, spot, futures, options, caps, floors, forward rate agreements, credit derivatives and other conditional or exchange contracts, and include both exchange-traded and over-the-counter contracts. A detailed discussion of accounting policies for trading and hedging derivative instruments is presented in the Corporation's 2001 Annual Report beginning on page 61.

Income Resulting from Derivative Financial Instruments

     The Corporation uses interest rate derivative financial instruments in asset and liability management activities to reduce structural interest rate risk, and the volatility of pre-tax income (see Structural Interest Rate Risk Manangement section on page 26). Pre-tax income reflects the effective use of these derivatives. Without their use, pre-tax income for the six months ended June 30, 2002 and 2001, would have been higher by $53 million in 2002 and lower by $1 million in 2001.

     For cash flow hedges, the effective portion of the change in fair value of the hedging derivative is recorded in Accumulated Other Adjustments to Stockholders' Equity ("AOASE"), which is reclassified into earnings in a manner consistent with the earnings pattern of the underlying hedged instrument or transaction. At June 30, 2002, the total amount of such reclassification into earnings is projected to be a decrease in income of $242 million after-tax ($382 million pre-tax) over the next twelve months. These projections involve the use of currently forecasted interest rates over the next twelve months. These rates, and the resulting reclassifications into earnings, are subject to change.

     The amount of hedge ineffectiveness recognized for cash flow and fair value hedges for the six months ended June 30, 2002 was $7 million. No component of a derivative instrument's gain or loss is excluded from the assessment of hedge effectiveness.

     The maximum length of time exposure to the variability of future cash flows for forecasted transactions hedged is 33 months. There were no events in 2002 with an effect on earnings from the discontinuance of cash flow hedges due to the determination that a forecasted transaction is no longer likely to occur.

     The Corporation uses credit derivatives, primarily single name credit default swaps, as one method of credit protection against the deterioration of credit risk on commercial loans and loan commitments. The change in fair value of credit derivative instruments is included in trading results in the Corporation's financial statements while any credit assessment change in the identified commercial credit exposure is reflected as a change in the allocated credit reserves. At June 30, 2002, the notional amount of credit derivatives protecting commercial credit exposure totaled $5.4 billion, and related trading revenue was $32.7 million and $0.8 million, respectively for the three months and six months ended June 30, 2002.

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

     The impact of these master netting agreements for the periods indicated are as follows:


(In millions)                                                         June 30, 2002     March 31, 2002
------------------------------------------------------------------------------------------------------
Gross replacement cost                                                    $15,494            $10,736
  Less: Adjustment due to master netting agreements                        12,498              8,072
------------------------------------------------------------------------------------------------------
Balance sheet credit exposure                                             $ 2,996            $ 2,664
======================================================================================================

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

     At June 30, 2002, the notional value of ALM interest rate swaps linked to specific assets, liabilities or forecasted transactions was as follows:

                                                  Receive Fixed           Pay Fixed
                                                   Pay Floating        Receive Floating
----------------------------------------------------------------------------------------------------------
                                                    Fair Value      Fair Value   Cash Flow
(In millions)                                          Hedge           Hedge        Hedge      Total Swaps
----------------------------------------------------------------------------------------------------------
Interest rate swaps associated with:
  Interest-bearing assets                            $    -             $50      $ 3,000        $ 3,050
  Interest-bearing liabilities                        5,134               -       15,267         20,401
---------------------------------------------------------------------------------------------------------
    Total                                            $5,134             $50      $18,267        $23,451
=========================================================================================================

     Interest rate swaps used to adjust the interest rate sensitivity of certain interest-bearing assets and liabilities will not need to be replaced at maturity, since the corresponding asset or liability will mature along with the interest rate swap. The notional amount of such swaps totaled $16.5 billion at June 30, 2002.

              LOAN SECURITIZATIONS AND OFF-BALANCE SHEET ACTIVITIES

Loan Securitizations

     Investors in the beneficial interests of the securitized loans have no recourse against the Corporation if cash flows generated from the securitized loans are inadequate to service the obligations of the special purpose entity. To help ensure that adequate funds are available in the event of a shortfall, the Corporation is required to deposit funds into cash spread accounts if excess spread falls below certain minimum levels. Spread accounts are funded from excess spread that would normally be returned to the Corporation. In addition, various forms of other credit enhancements are provided to protect more senior investor interests from loss. Credit enhancements associated with credit card securitizations, such as cash collateral or spread accounts, totaled $149 million and $205 million at June 30, 2002 and 2001, respectively, and are classified on the balance sheet as other assets.

     For further discussion of Bank One's loan securitization process and other related disclosures, see pages 64-65 and 81-82 of the Corporation's 2001 Annual Report.

The Corporation's managed credit card loans are comprised of the following:


(In millions)                                                                 June 30, 2002   June 30, 2001
-----------------------------------------------------------------------------------------------------------
Owned credit card loans-held in portfolio                                         $ 5,115         $ 2,776
Owned credit card loans-held for sale                                               4,000           3,425
Seller's interest in credit card loans (investment securities) (1)                 21,897          16,981
-----------------------------------------------------------------------------------------------------------
Total credit card loans and seller's interest reflected on balance sheet           31,012          23,182
Securities sold to investors and removed from balance sheet                        35,797          39,833
-----------------------------------------------------------------------------------------------------------
Managed credit card loans                                                         $66,809         $63,015
===========================================================================================================

(1) At June 30, 2002, the estimated fair values of seller's interest and interest-only strip from credit card securitizations were $21.7 billion and $193 million, respectively.

     For analytical purposes only, income statement line items adjusted for the net impact of securitization of credit card receivables for the periods indicated are as follows:

                                       Three Months Ended June 30, 2002           Three Months Ended June 30, 2001
----------------------------------------------------------------------------------------------------------------------
                                                  Credit Card                               Credit Card
(Dollars in millions)               Reported    Securitizations    Managed    Reported    Securitizations     Managed
----------------------------------------------------------------------------------------------------------------------
Net interest income-FTE basis       $  2,078        $ 1,258       $  3,336    $  2,085        $ 1,159        $  3,244
Provision for credit losses              607            808          1,415         540            875           1,415
Noninterest income                     2,232           (450)         1,782       1,791           (283)          1,508
Noninterest expense                    2,438              -          2,438       2,306              -           2,306
Net income                               843              -            843         664              -             664

Total average loans                 $149,674        $57,471       $207,145    $169,140        $57,212        $226,352
Total average earning assets         226,005         35,555        261,560     238,971         40,590         279,561
Total average assets                 255,867         35,555        291,422     268,259         40,590         308,849
Net interest margin                     3.69%         14.19%          5.12%       3.50%         11.45%           4.65%

Credit Card delinquency ratios:
   30+ days                             2.72%          4.00%          3.83%       2.23%          4.30%           4.10%
   90+ days                             1.23           1.79           1.72        0.94           1.87            1.78
Net credit card charge-off ratio        5.58           5.63           5.62        5.83           6.12            6.09
----------------------------------------------------------------------------------------------------------------------

                                        Six Months Ended June 30, 2002              Six Months Ended June 30, 2001
----------------------------------------------------------------------------------------------------------------------
                                                  Credit Card                               Credit Card
(Dollars in millions)               Reported    Securitizations    Managed    Reported    Securitizations     Managed
----------------------------------------------------------------------------------------------------------------------
Net interest income-FTE basis       $  4,313        $ 2,562       $  6,875    $  4,304        $ 2,247        $  6,551
Provision for credit losses            1,272          1,654          2,926       1,125          1,751           2,876
Noninterest income                     4,184           (908)         3,276       3,398           (497)          2,901
Noninterest expense                    4,783              -          4,783       4,542              -           4,542
Net income                             1,630              -          1,630       1,343              -           1,343

Total average loans                 $152,293        $58,285       $210,578    $171,395        $58,701        $230,096
Total average earning assets         228,894         36,070        264,964     240,645         40,090         280,735
Total average assets                 259,590         36,070        295,660     268,883         40,090         308,973
Net interest margin                     3.80%         14.32%          5.23%       3.61%         11.30%           4.71%

Credit Card delinquency ratios:
  30+ days                              2.72%          4.00%          3.83%       2.23%          4.30%           4.10%
  90+ days                              1.23           1.79           1.72        0.94           1.87            1.78
Net credit card charge-off ratio        5.49           5.68           5.66        5.71           5.97            5.91
----------------------------------------------------------------------------------------------------------------------

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

     The Corporation provides customers with off-balance sheet credit support through loan commitments, standby letters of credit and guarantees, as well as commercial letters of credit. Summarized credit-related financial instruments at June 30, 2002 are as follows:


                                                          Amount of Commitment Expiration Per Period
----------------------------------------------------------------------------------------------------
                                                                   Less Than 1  1 - 3  3 - 5  Over 5
(In billions)                                              Total       Year     Years  Years   Years
----------------------------------------------------------------------------------------------------
Unused credit card lines                                   $318.3     $318.3    $   -  $   -   $  -
Unused loan commitments                                     129.0       95.6     21.1   11.6    0.7
Standby letters of credit and foreign office guarantees      20.6       12.5      5.7    1.9    0.5
Commercial letters of credit                                  0.7        0.7        -      -      -
----------------------------------------------------------------------------------------------------

     Since many of the unused commitments are expected to expire unused or be only partially used, the total amount of unused commitments in the preceding table does not necessarily represent future cash requirements.

     In addition to owned banking facilities, the Corporation has entered into a number of long-term leasing arrangements to support the ongoing activities of the Corporation. The required payments under such commitments and long-term debt at June 30, 2002 are as follows:

                                                                                         2007
(In millions)                               2002     2003    2004      2005     2006  and After  Total
--------------------------------------------------------------------------------------------------------
Operating leases                          $   90   $  217   $  192   $  169   $  152   $   888   $ 1,708
Trust preferred capital securities             -        -        -        -        -     3,315     3,315
Long-term debt, including capital leases   4,606    7,779    6,250    5,296    6,918     9,599    40,448
--------------------------------------------------------------------------------------------------------
Total                                     $4,696   $7,996   $6,442   $5,465   $7,070   $13,802   $45,471
========================================================================================================

     The Corporation assists its customers in obtaining sources of liquidity, by structuring financing transactions to sell customer's trade receivables or other financial assets to specialized financing entities that issue commercial paper. The Corporation provides liquidity facilities and subordinated loans to the specialized financing entity, which totaled $36.6 billion and $1.1 billion, respectively, at June 30, 2002.

     In addition to customer financing transactions, these specialized financing entities fund, through the issuance of asset-backed commercial paper, other selected portfolios of marketable investments that are not reflected on the Corporation's balance sheet. Off-balance sheet liquidity lines provided by the Corporation associated with these transactions were $421 million at June 30, 2002.

     The Corporation also provides liquidity lines to commercial paper issuing specialized financing entities not sponsored by Bank One, which approximated $2.3 billion at June 30, 2002.

     In the normal course of business, the Corporation invests in venture capital and other investments. Commitments to fund such investments at June 30, 2002 totaled $1.4 billion.

     The Corporation is a participant in several operating joint venture initiatives where the Corporation has a majority equity interest in the entity; however, based on the terms of the joint venture arrangement, the ventures are jointly controlled and managed. The Corporation consolidated two joint ventures beginning the first quarter of 2002 as management has exerted additional influence over these joint ventures. These consolidations did not have a net impact to the Corporation's consolidated net income. The Corporation's investment in the remaining joint venture totaled $30 million at June 30, 2002.

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

     The Corporation's capital ratios follow:

                                                                                                        Well-Capitalized
                                                 June 30  March 31  December 31  September 30  June 30        Regulatory
                                                    2002      2002         2001          2001     2001        Guidelines
------------------------------------------------------------------------------------------------------------------------
Risk-based capital ratios:
  Tier 1                                             9.4%      9.0%         8.6%          8.4%     8.2%              6.0%
  Total                                             13.0      12.7         12.2          11.7     11.6              10.0
Common equity/managed assets                         7.0       7.0          6.6           6.5      6.2                 -
Tangible common equity/tangible managed assets       6.3       6.2          5.9           5.8      5.8                 -

Double leverage ratio                                103       103          103           102      105                 -
Dividend payout ratio                                 30        31           38            35       37                 -
------------------------------------------------------------------------------------------------------------------------

     The components of the Corporation's regulatory risk-based capital and risk-weighted assets are as follows:


                                                   June 30   March 31  December 31  September 30    June 30
(In millions)                                         2002       2002         2001          2001       2001
-----------------------------------------------------------------------------------------------------------
Regulatory risk-based capital:
  Tier 1 capital                                 $  23,039  $  22,513     $ 21,749      $ 21,330  $  21,243
  Tier 2 capital                                     8,924      9,115        9,091         8,547      8,930
-----------------------------------------------------------------------------------------------------------
       Total capital                                31,963     31,628       30,840        29,877     30,173
===========================================================================================================
Total risk weighted assets                       $ 246,032  $ 249,128    $ 253,330     $ 254,943  $ 259,372
===========================================================================================================

     In deriving Tier 1 and Total Capital, goodwill and other nonqualifying intangible assets are deducted for the periods indicated:

                                                      June 30  March 31  December 31  September 30  June 30
(In millions)                                            2002      2002         2001          2001     2001
-----------------------------------------------------------------------------------------------------------
Goodwill                                              $ 1,829  $ 1,840       $ 1,560       $ 1,577  $   824
Other nonqualifying intangibles                           237      251           207           289      273
-----------------------------------------------------------------------------------------------------------
    Subtotal                                            2,066    2,091         1,767         1,866    1,097
Qualifying intangibles                                    405      422           414           442      205
-----------------------------------------------------------------------------------------------------------
    Total intangibles                                 $ 2,471  $ 2,513       $ 2,181       $ 2,308  $ 1,302
===========================================================================================================

     Goodwill and other intangibles increased in the first quarter 2002 primarily due to the consolidation of Paymentech.

     In November 2001, the U.S. banking regulators revised the risk based capital rules for the treatment of recourse arrangements, direct credit substitutes, asset and mortgage backed securities, and residual interests in securitization structures. Certain provisions of these rules became effective in the first quarter 2002, and the March 31, 2002 ratio included the affect of these changes. The Corporation implemented the remaining provisions of these rules in the second quarter 2002. Under these rules, which were required to be adopted by the end of the year, accrued interest on securitized credit card receivables is treated as a form of retained recourse. The additional recourse amount had an adverse impact on the June 30, 2002, Tier 1 and Total Capital ratios of 0.27% and 0.31%, respectively. This change increased risk weighted assets and Total Capital by $6.7 billion and $139 million, respectively. In the second quarter, the Corporation's ratios also reflect the early implementation of rules related to the treatment of certain equity investments made in nonfinancial companies, and the reduction of the risk-weight applied to certain claims on, or guarantees by, qualifying securities firms from 100% to 20%. The change in treatment of certain equity investments had no significant impact on Tier 1 nor Total Capital, while the change in risk-weight applied to certain qualifying securities firms positively impacted these ratios by 0.16% and 0.21%, respectively, and decreased risk weighted assets and Total Capital by $4.4 billion and $51 million, respectively.

Dividend Policy

     The Corporation's common stock dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain an adequate capital level and alternative investment opportunities. The common stock dividend payout ratio is targeted in the range of 25% - 30% of earnings over time. On July 16, 2002, the Corporation declared its quarterly common cash dividend of 21 cents per share, payable on October 1, 2002.

Double Leverage

     Double leverage is the extent to which the Corporation's resources are used to finance investments in subsidiaries. Double leverage was 103% at June 30, 2002 and March 31, 2002. Trust Preferred Capital Securities of $3.3 billion at June 30, 2002 and March 31, 2002 were included in capital for purposes of this calculation.

Stock Repurchase Program

     On July 16, 2002, the Corporation's Board of Directors approved the repurchase of up to $2 billion of the Corporation's common stock replacing the two previous buyback programs announced in September, 2001 and May, 1999. The timing of the purchases and the exact number of shares to be repurchased will depend on market conditions. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. In the second quarter 2002, the Corporation purchased 4.6 million shares of common stock at an average price of $39.56 per share pursuant to the previous buyback programs.

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

     Forward-looking statements involve risks and uncertainties. Actual conditions, events or results may differ materially from those contemplated by a forward-looking statement. Factors that could cause this difference--many of which are beyond Bank One's control--include the following, without limitation:

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

                           CONSOLIDATED BALANCE SHEETS
                      BANK ONE CORPORATION and Subsidiaries

                                                             June 30     December 31        June 30
(Dollars in millions)                                           2002            2001           2001
---------------------------------------------------------------------------------------------------
Assets
Cash and due from banks                                     $ 17,120        $ 17,383       $ 18,453
Interest-bearing due from banks                                3,041           1,030          2,106
Federal funds sold and securities under resale                 9,538           9,347         11,600
  agreements
Trading assets                                                 6,269           6,167          7,177
Derivative product assets                                      2,996           3,225          3,145
Investment securities                                         65,685          60,883         49,732
Loans                                                        147,728         156,733        166,576
Allowance for credit losses                                   (4,521)         (4,528)        (4,229)
---------------------------------------------------------------------------------------------------
  Loans, net                                                 143,207         152,205        162,347
Other assets                                                  22,487          18,714         17,852
---------------------------------------------------------------------------------------------------
  Total assets                                              $270,343        $268,954       $272,412
===================================================================================================

Liabilities
Deposits:
  Demand                                                    $ 26,841        $ 32,179       $ 30,662
  Savings                                                     81,477          80,599         66,974
  Time:
     Under $100,000                                           19,403          20,106         23,289
     $100,000 and over                                        15,255          18,071         20,973
  Foreign offices                                             14,542          16,575         22,401
---------------------------------------------------------------------------------------------------
     Total deposits                                          157,518         167,530        164,299
Federal funds purchased and securities sold under
  repurchase agreements                                       16,728          13,728         17,779
Other short-term borrowings                                    9,809          10,255         13,310
Long-term debt                                                40,441          40,103         38,903
Guaranteed preferred beneficial interest in the
  Corporation's junior subordinated debt                       3,315           3,315          2,790
Derivative product liabilities                                 2,632           2,574          3,051
Other liabilities                                             18,337          11,223         12,829
---------------------------------------------------------------------------------------------------
  Total liabilities                                          248,780         248,728        252,961

Stockholders' Equity
Preferred stock                                                    -               -            190
Common stock ($0.01 par value; authorized 4,000,000,000;
  issued 1,181,382,304)                                           12              12             12
Surplus                                                       10,177          10,311         10,329
Retained earnings                                             11,845          10,707          9,907
Accumulated other adjustments to stockholders' equity             46             (65)          (207)
Deferred compensation                                           (195)           (121)          (156)
Treasury stock, at cost (7,843,692, 14,415,873, and
  13,586,977 shares, respectively)                              (322)           (618)          (624)
---------------------------------------------------------------------------------------------------
  Total stockholders' equity                                  21,563          20,226         19,451
---------------------------------------------------------------------------------------------------
  Total liabilities and stockholders' equity                $270,343        $268,954       $272,412
===================================================================================================

The accompanying notes are an integral part of this statement.

                         CONSOLIDATED INCOME STATEMENTS
                      BANK ONE CORPORATION and Subsidiaries

                                                                               Three             Six
                                                                           Months Ended      Months Ended
                                                                              June 30          June 30
                                                                         ----------------------------------
                                                                          2002     2001     2002     2001
-----------------------------------------------------------------------------------------------------------
(In millions, except per share data)
Net Interest Income:
Interest income                                                          $ 3,389  $ 4,385  $ 6,929  $ 9,306
Interest expense                                                           1,347    2,330    2,687    5,066
-----------------------------------------------------------------------------------------------------------
    Total net interest income                                              2,042    2,055    4,242    4,240
Noninterest Income:
Banking fees and commissions                                                 492      431      937      842
Credit card revenue                                                          956      621    1,862    1,142
Service charges on deposits                                                  376      360      769      691
Fiduciary and investment management fees                                     188      184      377      371
Investment securities gains (losses)                                          96       69       78      (27)
Trading                                                                       70       61       86      126
Other income                                                                  54       65       75      253
-----------------------------------------------------------------------------------------------------------
    Total noninterest income                                               2,232    1,791    4,184    3,398
-----------------------------------------------------------------------------------------------------------
    Total revenue, net of interest expense                                 4,274    3,846    8,426    7,638
Provision for credit losses                                                  607      540    1,272    1,125
Noninterest Expense:
Salaries and employee benefits                                             1,101    1,072    2,197    2,092
Occupancy                                                                    170      164      328      331
Equipment                                                                     99      119      202      240
Outside service fees and processing                                          372      313      672      569
Marketing and development                                                    264      210      522      422
Telecommunication                                                            134       95      235      204
Other intangible amortization                                                 29       19       62       39
Goodwill amortization                                                          -       18        -       35
Other expense                                                                332      299      628      613
-----------------------------------------------------------------------------------------------------------
    Total noninterest expense before merger
     and restructuring-related charges                                     2,501    2,309    4,846    4,545
-----------------------------------------------------------------------------------------------------------
  Merger and restructuring-related charges (reversals)                       (63)      (3)     (63)      (3)
-----------------------------------------------------------------------------------------------------------
  Total noninterest expense                                                2,438    2,306    4,783    4,542
Income before income taxes and cumulative effect of change in
 accounting principle                                                      1,229    1,000    2,371    1,971
Applicable income taxes                                                      386      292      741      584
-----------------------------------------------------------------------------------------------------------
Income before cumulative effect of change in accounting principle            843      708    1,630    1,387
Cumulative effect of change in accounting principle, net of taxes of $25       -      (44)       -     (44)
-----------------------------------------------------------------------------------------------------------
Net income                                                               $   843  $   664  $ 1,630  $ 1,343
===========================================================================================================
Net income attributable to common stockholders' equity                       843      661    1,630    1,337
===========================================================================================================
Earnings per share before cumulative effect of change in
 accounting principle:
  Basic                                                                  $  0.72  $  0.60  $  1.39  $  1.18
  Diluted                                                                $  0.71  $  0.60  $  1.38  $  1.18
===========================================================================================================
Earnings per share:
  Basic                                                                  $  0.72  $  0.57  $  1.39  $  1.15
  Diluted                                                                $  0.71  $  0.56  $  1.38  $  1.14
===========================================================================================================

The accompanying notes are an integral part of this statement.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      BANK ONE CORPORATION and Subsidiaries



                                                                           Accumulated
                                                                                 Other
                                                                        Adjustments to                                  Total
                                 Preferred  Common            Retained   Stockholders'      Deferred  Treasury  Stockholders'
(In millions)                        Stock   Stock   Surplus  Earnings          Equity  Compensation     Stock         Equity
-----------------------------------------------------------------------------------------------------------------------------
Balance-December 31, 2000          $ 190     $ 12   $ 10,487  $  9,060      $   (5)        $ (121)     $ (988)    $ 18,635
-----------------------------------------------------------------------------------------------------------------------------
Net income                                                       1,343                                               1,343
Change in fair value, investment
 securities-available for sale,
 net of taxes                                                                  (62)                                    (62)
Change in fair value of cash-flow
 hedge derivative securities,
 net of taxes                                                                 (137)                                   (137)
Translation loss, net of hedge
 results and taxes                                                              (3)                                     (3)
                                                              --------------------                                --------
Net income and changes in
 accumulated other adjustments
 to stockholders' equity                                         1,343        (202)                                  1,141
Cash dividends declared:
  Common stock                                                    (490)                                               (490)
  Preferred stock                                                   (6)                                                 (6)
Net issuance of common stock                            (159)                                             364          205
Awards granted, net of
 forfeitures and amortization                                                                 (35)                     (35)
Other                                                      1                                                             1
-----------------------------------------------------------------------------------------------------------------------------
Balance-June 30, 2001              $ 190     $ 12   $ 10,329  $  9,907      $ (207)        $ (156)     $ (624)    $ 19,451
-----------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------
Balance-December 31, 2001          $  -      $ 12   $ 10,311  $ 10,707      $  (65)        $ (121)     $ (618)    $ 20,226
-----------------------------------------------------------------------------------------------------------------------------
Net income                                                       1,630                                               1,630
Change in fair value, investment
 securities-available for
 sale, net of taxes                                                            204                                     204
Change in fair value of cash-flow
 hedge derivative securities,
 net of taxes                                                                  (92)                                    (92)
Translation loss, net of hedge
 results and taxes                                                              (1)                                     (1)
                                                              --------------------                                --------
Net income and changes in
 accumulated other adjustments
 to stockholders' equity                                         1,630         111                                   1,741
Common stock cash dividends
 declared                                                         (492)                                               (492)
Net issuance of common stock                            (151)                                             296          145
Awards granted, net of
 forfeitures and amortization                                                                 (74)                     (74)
Other                                                     17                                                            17
-----------------------------------------------------------------------------------------------------------------------------
Balance-June 30, 2002              $  -      $ 12   $ 10,177  $ 11,845      $   46         $ (195)     $ (322)    $ 21,563
=============================================================================================================================

The accompanying notes are an integral part of this statement.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      BANK ONE CORPORATION and Subsidiaries

                                                                                      Six Months Ended
                                                                                          June 30
                                                                                     -------------------
                                                                                         2002       2001
--------------------------------------------------------------------------------------------------------
(In millions)
Cash Flows from Operating Activities:
Net income                                                                           $  1,630   $  1,343
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                                           251        276
  Cumulative effect of accounting change                                                   --         69
  Provision for credit losses                                                           1,272      1,125
  Investment securities (gains) losses, net                                               (78)        27
  Net decrease in net derivative product assets                                            47        153
  Net increase in trading assets                                                         (100)    (4,389)
  Net increase in other assets                                                         (2,957)    (1,634)
  Net increase in other liabilities                                                     6,376      2,583
  Merger-related and restructuring charges (reversals)                                    (63)         3
  Other operating adjustments                                                             171       (638)
--------------------------------------------------------------------------------------------------------
Net cash provided (used) by operating activities                                        6,549     (1,082)
Cash Flows from Investing Activities:
Net increase in federal funds sold and securities under resale agreements                (191)    (6,863)
Securities available for sale:
  Purchases                                                                           (29,611)   (31,102)
  Maturities                                                                            2,797     14,770
  Sales                                                                                20,448     11,046
Credit card receivables securitized                                                     2,750      3,845
Net decrease in loans                                                                   6,824      8,496
Loan recoveries                                                                           211        177
Additions to premises and equipment                                                      (135)       (87)
Proceeds from sales of premises and equipment                                              34         47
All other investing activities, net                                                      (322)       442
--------------------------------------------------------------------------------------------------------
Net cash provided by investing activities                                               2,805        771
Cash Flows from Financing Activities:
Net decrease in deposits                                                               (9,976)    (2,805)
Net increase in federal funds purchased and securities under repurchase agreements      3,000      5,659
Net decrease in other short-term borrowings                                              (437)    (4,693)
Proceeds from issuance of long-term debt                                                4,433      7,072
Repayment of long-term debt                                                            (4,198)    (6,858)
Repurchase of treasury stock                                                             (181)        --
Cash dividends paid                                                                      (491)      (495)
Proceeds from issuance of trust preferred capital securities                               --        300
Proceeds from issuance of common and treasury stock                                       227        139
All other financing activities, net                                                        18         12
--------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                                  (7,605)    (1,669)
Effect of exchange rate changes on cash and cash equivalents                               (1)        38
--------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                                    1,748     (1,942)
Cash and Cash Equivalents at Beginning of Period                                       18,413     22,501
--------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                           $ 20,161   $ 20,559
========================================================================================================

The accompanying notes are an integral part of this statement.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      BANK ONE CORPORATION and Subsidiaries

Note 1-Summary of Significant Accounting Policies

     Consolidated financial statements of Bank One have been prepared in conformity with generally accepted accounting principles, and certain prior-quarter financial statement information has been reclassified to conform to the current quarter presentation. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported and disclosures of contingent assets and liabilities. Actual results could differ from those estimates.

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

Note 2-New Accounting Pronouncements

     Effective January 1, 2002, the Corporation adopted SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") resulting in no goodwill impairment. In accordance with the new standard, goodwill and intangible assets with indefinite lives are no longer amortized, but are subject to impairment tests at least annually. Intangible assets with finite lives continue to be amortized over the period the Corporation expects to benefit from such assets and are periodically reviewed for other than temporary impairment.

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



                                                                           Three Months Ended     Six Months Ended
                                                                                 June 30               June 30
                                                                            -------------------------------------
                                                                              2002    2001         2002     2001
-----------------------------------------------------------------------------------------------------------------
(In millions, except per share data)
Income before cumulative effect of accounting change                         $  843   $ 708       $1,630   $1,387
Cumulative effect of accounting change                                            -     (44)           -      (44)
-----------------------------------------------------------------------------------------------------------------
Net income                                                                      843     664        1,630    1,343
Preferred stock dividends                                                         -      (3)           -       (6)
-----------------------------------------------------------------------------------------------------------------
Net income available to common stockholders for basic and diluted EPS        $  843   $  661      $1,630   $1,337
======================================================================================================-----------
Average shares outstanding                                                    1,174    1,166       1,172    1,165
Stock options                                                                    10       10           9        9
-----------------------------------------------------------------------------------------------------------------
Average shares outstanding assuming full dilution                             1,184    1,176       1,181    1,174
=================================================================================================================
Earnings per share before cumulative effect of change in
  accounting principle:
    Basic                                                                    $ 0.72   $ 0.60      $ 1.39   $ 1.18
    Diluted                                                                  $ 0.71   $ 0.60      $ 1.38   $ 1.18
Earnings per share:
    Basic                                                                    $ 0.72   $ 0.57      $ 1.39   $ 1.15
    Diluted                                                                  $ 0.71   $ 0.56      $ 1.38   $ 1.14
=================================================================================================================

Note 4-Restructuring-Related Activity

a) Fourth Quarter 2001 Restructuring-Related Activity

     The Corporation recorded restructuring-related activity in the fourth quarter of 2001 for additional real estate and severance costs to accomplish more rapid expense reductions, accelerated systems conversions and other consolidations. Summarized below are the details of these restructuring-related activities:


                                                         Contractual
                                                         Obligations
                                         Personnel-       and Asset
(In millions)                          Related Costs      Writedowns   Total
----------------------------------------------------------------------------
December 31, 2001 Reserve balance           $ 76            $ 278      $ 354
  Amounts utilized                            (2)            (134)      (136)
----------------------------------------------------------------------------
March 31, 2002 Reserve balance                74              144        218
  Reserve adjustments                        (21)             (21)       (42)
  Amounts utilized                           (10)              (9)       (19)
----------------------------------------------------------------------------
June 30, 2002 Reserve balance               $ 43            $ 114      $ 157
============================================================================


     Personnel-related costs initially recorded consisted primarily of severance costs related to identified staff reductions in the lines of business totaling approximately 6,900 positions. Contractual obligations included the estimated costs associated with the lease and other contract termination costs incorporated in the business restructuring plans. Asset writedowns included leasehold write-offs related to leased properties following the decision to abandon such facilities, as well as in the case of fixed assets and capitalized software for which similar decisions were made. Actions under this overall restructuring plan are expected to be completed within a 12-month period. Certain contractual payments associated with these actions, as required, will extend beyond this 12-month time frame.

b) Second Quarter 2000 Restructuring-Related Activity

     Actions under this restructuring plan have been completed, with only payments of identified obligations remaining, which consist primarily of lease obligations. Unpaid amounts totaled $45 million as of June 30, 2002 and will be paid as required over the remaining contractual periods.

Note 5-Business Segments

     The information presented on page 4 is consistent with the content of business segment data provided to the Corporation's management, which does not use product group revenues to assess consolidated results. Aside from investment management and insurance products, product offerings are tailored to specific customer segments. As a result, the aggregation of product revenues and related profit measures across lines of business is not available.

     Aside from the United States of America, no single country or geographic region generates a significant portion of the Corporation's revenues or assets. In addition, there are no single customer concentrations of revenue or profitability.

     For additional disclosures regarding the Corporation's operating segments see the "Business Segment Results and Other Data" section beginning on page 4. The data presented in tables beginning with the section entitled "Financial Performance" in the "Retail" through "Corporate" segments on page 5-22 are included for analytical purposes only.

Note 6-Interest Income and Interest Expense

     Details of interest income and interest expense are as follows:


                                                  Three             Six
                                                  Months           Months
                                                  Ended            Ended
                                                 June 30        June   30
                                              ------------------------------
                                               2002   2001     2002    2001
----------------------------------------------------------------------------
(In millions)
Interest Income
Loans, including fees                         $2,428  $3,395  $4,997  $7,197
Bank balances                                     12      36      27     106
Federal funds sold and securities
  under resale agreements                         38     136      81     251
Trading assets                                    64      85     124     168
Investment securities                            847     733   1,700   1,584
----------------------------------------------------------------------------
  Total                                        3,389   4,385   6,929   9,306
Interest Expense
Deposits                                         696   1,312   1,420   2,832
Federal funds purchased and securities sold
 under repurchase agreements                      73     177     135     408
Other short-term borrowings                       33     198      73     481
Long-term debt                                   545     643   1,059   1,345
----------------------------------------------------------------------------
  Total                                        1,347   2,330   2,687   5,066
----------------------------------------------------------------------------
Net Interest Income                            2,042   2,055   4,242   4,240
Provision for credit losses                      607     540   1,272   1,125
----------------------------------------------------------------------------
Net Interest Income After
  Provision for Credit Losses                 $1,435  $1,515  $2,970  $3,115
============================================================================

Note 7-Investment Securities

     The summary of the Corporation's investment portfolio follows:

                                                       Gross Unrealized  Gross Unrealized   Fair Value
June 30, 2002                          Amortized Cost             Gains            Losses  (Book Value)
-------------------------------------------------------------------------------------------------------
(In millions)
U.S. Treasury                                 $ 1,577              $ 29             $  (2)      $ 1,604
U.S. government agencies                       29,082               356              (104)       29,334
States and political subdivisions               1,145                40                (1)        1,184
Interests in credit card securitized
 receivables                                   21,853                90                -         21,943
Other debt securities                           6,521                39               (10)        6,550
Equity securities (1)                           3,404                16                -          3,420
-------------------------------------------------------------------------------------------------------
  Total available for sale securities         $63,582              $570             $(117)       64,035
-------------------------------------------------------------------------------------------------------
Principal and other investments (2)                                                               1,650
                                                                                                -------
  Total investment securities                                                                   $65,685
=======================================================================================================

(1) The fair values of certain securities for which market quotations were not available were estimated.
(2) The fair values of certain securities reflect liquidity and other market-related factors, and includes investments accounted for at fair value consistent with specialized industry practice.

     For the six months ended June 30, 2002, gross recognized gains and losses on the sale of investment securities were $545 million and $466 million, respectively. For the six months ended June 30, 2001, gross recognized gains and losses on the sale of investment securities were $421 million and $448 million, respectively.

     Included in other liabilities at June 30, 2002 is $6.9 billion related to unsettled investment security purchases recorded on a trade date basis.

Note 8-Guaranteed Preferred Beneficial Interest in the Corporation's Junior Subordinated Debt

     At June 30, 2002 the Corporation sponsored ten trusts with a total aggregate issuance of $3.3 billion in trust preferred securities as follows:


                             Trust Preferred                                      Junior Subordinated Debt Owned by Trust
------------------------------------------------------------------------------------------------------------------------------------
                                                 Initial                         Initial
                                             Liquidation                       Principal
(Dollars in millions)        Issuance Date         Value   Distribution Rate      Amount             Maturity   Redeemable Beginning
------------------------------------------------------------------------------------------------------------------------------------

Capital VI              September 28, 2001         $ 525               7.20%     $ 541.2     October 12, 2031       October 15, 2006
Capital V                 January 30, 2001           300               8.00%       309.3     January 30, 2031       January 30, 2006
Capital IV                 August 30, 2000           160          3-mo LIBOR       164.9    September 1, 2030      September 1, 2005
                                                                  plus 1.50%
Capital III                August 30, 2000           475               8.75%       489.7    September 1, 2030         See (1) below.
Capital II                  August 8, 2000           280               8.50%       288.7      August 15, 2030        August 15, 2005
Capital I               September 20, 1999           575               8.00%       593.0   September 12, 2029     September 20, 2004
First Chicago
  NBD Capital 1           January 31, 1997           250          3-mo LIBOR       258.0     February 1, 2027       February 1, 2007
                                                                  plus 0.55%
First USA
  Capital Trust I (2)    December 20, 1996           200               9.33%       206.2     January 15, 2027       January 15, 2007
First Chicago
  NBD Institutional
  Capital A               December 3, 1996           500               7.95%       515.0     December 1, 2026       December 1, 2006
First Chicago
  NBD Institutional
  Capital B               December 5, 1996           250               7.75%       258.0     December 1, 2026       December 1, 2006
------------------------------------------------------------------------------------------------------------------------------------

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

Note 9-Supplemental Disclosures for Accumulated Other Adjustments to Stockholders' Equity

     Accumulated other adjustments to stockholders' equity are as follows:

Six Months Ended June 30                                                                      2002     2001
-----------------------------------------------------------------------------------------------------------
(In millions)
Fair value adjustment on investment securities-available for sale:
  Balance, beginning of period                                                               $  78   $  (15)
  Change in fair value, net of taxes of $202 and $34 for the six months ended
    June 30, 2002 and 2001, respectively                                                       353      (49)
  Reclassification adjustment, net of taxes of $(86) and $(8), for the six months
    ended June 30, 2002 and 2001, respectively                                                (149)     (13)
-----------------------------------------------------------------------------------------------------------
  Balance, end-of-period                                                                       282      (77)

Fair value adjustment on derivative instruments-cash flow type hedges:
  Balance, beginning of period                                                                (146)       -
  Transition adjustment at January 1, 2001, net of taxes of $(56)                                -      (98)
  Net change in fair value associated with current period hedging activities, net of
    taxes of $148 and $39 for the six months ended June 30, 2002 and 2001, respectively       (222)     (71)
  Net reclassification into earnings, net of taxes of $87 and $17 for the six months ended
    June 30, 2002 and 2001, respectively                                                       130       32
-----------------------------------------------------------------------------------------------------------
  Balance, end-of-period                                                                      (238)    (137)

Accumulated translation adjustment:
  Balance, beginning of period                                                                   3       10
  Translation loss, net of hedge results and taxes                                              (1)      (3)
-----------------------------------------------------------------------------------------------------------
  Balance, end-of-period                                                                         2        7
-----------------------------------------------------------------------------------------------------------
Total accumulated other adjustments to stockholders' equity                                  $  46   $ (207)
===========================================================================================================

Note 10-Stock-Based Compensation

     In the second quarter 2002, Bank One adopted the fair value method of accounting for its stock option and stock purchase plans for 2002 grants under the guidance of SFAS No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation." Under SFAS No. 123, compensation expense is recognized over the vesting period equal to the fair value of stock based compensation as of the date of grant. The impact on the first quarter 2002 is immaterial as annual stock option awards were granted in April. Pursuant to the requirements of SFAS No. 123, options granted prior to January 1, 2002 continue to be accounted for under APB 25.

     The grant date fair values of stock options granted under the Corporation's various stock option plans and the Employee Stock Purchase Plan were determined using the Black-Scholes option pricing model. The fair value estimate for the April 2002 grant was $13.23 per option. Fair values were estimated using the following assumptions for 2002: expected dividend yield of 2.04%, expected volatility of 35.25%, risk-free interest rates of 2.91-4.53% depending on varying lives, and expected lives of 1.5-5 years.

     For the six months ended June 30, 2002, the net income and fully-diluted earnings per share impacts were $8 million and $0.01, respectively. Other disclosures related to stock options have not materially changed from the disclosure provided in Note 19 of the Corporation's 2001 Annual Report.

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

                  Management's Certification of Periodic Report
                  ---------------------------------------------

     We hereby certify that this Form 10-Q, containing BANK ONE CORPORATION's consolidated financial statements for the three months and six months ended June 30, 2002, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, and the information contained in this Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

                                                     /s/ James Dimon
                                               ---------------------------------
                                                        James Dimon
                                                   Principal Executive Officer


                                                     /s/ Heidi Miller
                                               ---------------------------------
                                                         Heidi Miller
                                                   Principal Financial Officer

August 12, 2002

                        SELECTED STATISTICAL INFORMATION
                      BANK ONE CORPORATION and Subsidiaries

Average Balances/Net Interest Margin/Rates



                                                        June 30, 2002                       March 31, 2002
--------------------------------------------------------------------------------------------------------------------
Three Months Ended                            Average                     Average      Average               Average
(Dollars in millions)                         Balance       Interest        Rate       Balance     Interest   Rate
--------------------------------------------------------------------------------------------------------------------
Assets
Short-term investments                       $ 10,300       $   49          1.91%     $  12,560       $ 58     1.87%
Trading assets (1)                              6,941           65          3.76          6,239         60     3.90
Investment securities: (1)
  U.S. government and federal agency           26,655          364          5.48         25,883        352     5.52
  States and political subdivisions             1,178           22          7.49          1,287         23     7.25
  Other                                        31,257          484          6.21         30,904        501     6.57
--------------------------------------------------------------------------------------------------------------------
     Total investment securities               59,090          870          5.91         58,074        876     6.12
Loans (1) (2)                                 149,674        2,441          6.54        154,942      2,581     6.76
--------------------------------------------------------------------------------------------------------------------
     Total earning assets                     226,005        3,425          6.08        231,815      3,575     6.25
Allowance for credit losses                    (4,521)                                   (4,563)
Other assets - nonearning                      34,383                                    36,102
--------------------------------------------------------------------------------------------------------------------
     Total assets                            $255,867                                 $ 263,354
Liabilities and Stockholders' Equity
Deposits - interest-bearing:
  Savings                                    $ 10,997       $   48          1.75%     $  12,731     $   43     1.37%
  Money market                                 67,546          163          0.97         70,387        168     0.97
  Time                                         35,529          414          4.67         37,387        445     4.83
  Foreign offices (3)                          14,293           71          1.99         14,064         68     1.96
--------------------------------------------------------------------------------------------------------------------
     Total deposits - interest-bearing        128,365          696          2.17        134,569        724     2.18
Federal funds purchased and securities
  under repurchase agreements                  15,188           73          1.93         14,531         62     1.73
Other short-term borrowings                     6,031           33          2.19          7,376         40     2.20
Long-term debt (4)                             43,870          545          4.98         43,022        514     4.85
--------------------------------------------------------------------------------------------------------------------
     Total interest-bearing liabilities       193,454        1,347          2.79        199,498      1,340     2.72
--------------------------------------------------------------------------------------------------------------------


Demand deposits                                27,266                                    29,165
Other liabilities                              13,557                                    13,828
Preferred stock                                     -                                         -
Common stockholders' equity                    21,590                                    20,863
--------------------------------------------------------------------------------------------------------------------
     Total liabilities and equity            $255,867                                 $ 263,354

Interest income/earning assets                              $3,425          6.08%                   $3,575     6.25%
Interest expense/interest bearing liabilities                1,347          2.39                     1,340     2.34
--------------------------------------------------------------------------------------------------------------------
Net interest income/margin                                  $2,078          3.69%                   $2,235     3.91%
====================================================================================================================

(1) Includes tax-equivalent adjustments based on federal income tax rate of 35%.
(2) Nonperforming loans are included in average balances used to determine average rate.
(3) Includes international banking facilities' deposit balances in domestic offices and balances of Edge Act and oversees offices.
(4)  Includes trust preferred capital securities.


        December 31, 2001               September 30, 2001                    June 30, 2001
----------------------------------------------------------------------------------------------------
Average                           Average                           Average
Balance   Interest  Average Rate  Balance   Interest  Average Rate  Balance   Interest  Average Rate
----------------------------------------------------------------------------------------------------

$ 14,442   $   89       2.44%     $ 12,704   $  117       3.65%     $ 15,050   $  172        4.58%
   6,487       63       3.85         6,982       78       4.43         7,276       85        4.69

  23,317      332       5.65        21,655      312       5.72        20,013      282        5.65
   1,327       25       7.47         1,303       25       7.61         1,265       23        7.29
  29,201      507       6.89        27,292      473       6.88        26,227      445        6.81
----------------------------------------------------------------------------------------------------
  53,845      864       6.37        50,250      810       6.40        47,505      750        6.33
 160,150    2,841       7.04       165,416    3,204       7.68       169,140    3,408        8.08
----------------------------------------------------------------------------------------------------
 234,924    3,857       6.51       235,352    4,209       7.10       238,971    4,415        7.41
  (4,516)                           (4,499)                           (4,255)
  36,348                            34,993                            33,543
----------------------------------------------------------------------------------------------------
$266,756                          $265,846                          $268,259

$ 15,509   $   30       0.77%     $ 14,969   $   42       1.11%     $ 15,888   $   45        1.14%
  60,333      235       1.55        53,189      305       2.28        48,914      330        2.71
  39,456      521       5.24        42,891      621       5.74        45,649      688        6.05
  17,979      114       2.52        21,817      195       3.55        22,782      249        4.38
----------------------------------------------------------------------------------------------------
 133,277      900       2.68       132,866    1,163       3.47       133,233    1,312        3.95
  15,611       80       2.03        17,038      145       3.38        16,890      177        4.20
   9,657       65       2.67        11,217      113       4.00        15,024      198        5.29
  44,282      539       4.83        42,862      595       5.51        42,191      643        6.11
----------------------------------------------------------------------------------------------------
 202,827    1,584       3.10       203,983    2,016       3.92       207,338    2,330        4.51
----------------------------------------------------------------------------------------------------
  29,983                            28,576                            28,575
  13,443                            13,203                            13,039
      64                               190                               190
  20,439                            19,894                            19,117
----------------------------------------------------------------------------------------------------
$266,756                          $265,846                          $268,259

           $3,857       6.51%                $4,209       7.10%                $4,415        7.41%
            1,584       2.67                  2,016       3.40                  2,330        3.91
----------------------------------------------------------------------------------------------------
           $2,273       3.84%                $2,193       3.70%                $2,085        3.50%
====================================================================================================

                        SELECTED STATISTICAL INFORMATION
                      BANK ONE CORPORATION and Subsidiaries

Average Balances/Net Interest Margin/Rates

                                                                  Six Months Ended June 30
                                                            2002                             2001
--------------------------------------------------------------------------------------------------------------
                                                 Average              Average     Average              Average
(Dollars in millions)                            Balance   Interest    Rate       Balance   Interest    Rate
--------------------------------------------------------------------------------------------------------------
Assets
------
Short-term investments                         $  11,424    $   107      1.89%  $  13,644    $   358      5.29%
Trading assets (1)                                 6,592        125      3.82       6,494        167      5.19
Investment securities: (1)
  U.S. government and federal agency              26,271        716      5.50      19,672        616      6.31
  States and political subdivisions                1,232         45      7.37       1,267         47      7.48
  Other                                           31,082        985      6.39      28,173        957      6.85
--------------------------------------------------------------------------------------------------------------
    Total investment securities                   58,585      1,746      6.01      49,112      1,620      6.65
Loans (1) (2)                                    152,293      5,022      6.65     171,395      7,225      8.50
--------------------------------------------------------------------------------------------------------------
    Total earning assets                         228,894      7,000      6.17   $ 240,645    $ 9,370      7.85
Allowance for credit losses                       (4,542)                          (4,235)
Other assets - nonearning                         35,238                           32,473
--------------------------------------------------------------------------------------------------------------
    Total assets                               $ 259,590                        $ 268,883

Liabilities and Stockholders' Equity
------------------------------------
Deposits - interest-bearing:
  Savings                                      $  11,859    $    91      1.55   $  15,691    $    96      1.23
  Money market                                    68,959        331      0.97      47,965        714      3.00
  Time                                            36,453        859      4.75      46,454      1,431      6.21
  Foreign offices (3)                             14,179        139      1.98      23,427        591      5.09
--------------------------------------------------------------------------------------------------------------
    Total deposits - interest-bearing            131,450      1,420      2.18     133,537      2,832      4.28
Federal funds purchased and securities
  under repurchase agreements                     14,861        135      1.83      17,009        408      4.84
Other short-term borrowings                        6,699         73      2.20      16,629        481      5.83
Long-term debt (4)                                43,449      1,059      4.92      41,987      1,345      6.46
--------------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities           196,459    $ 2,687      2.76     209,162    $ 5,066      4.88
--------------------------------------------------------------------------------------------------------------
Demand deposits                                   28,210                           27,706
Other liabilities                                 13,693                           12,858
Preferred stock                                        -                              190
Common stockholders' equity                       21,228                           18,967
--------------------------------------------------------------------------------------------------------------
       Total liabilities and equity            $ 259,590                        $ 268,883

Interest income/earning assets                              $ 7,000      6.17%               $ 9,370      7.85%
Interest expense/interest bearing liabilities                 2,687      2.37                  5,066      4.24
--------------------------------------------------------------------------------------------------------------
Net interest margin                                         $ 4,313      3.80%               $ 4,304      3.61%
===============================================================================================================

(1) Includes tax-equivalent adjustments based on federal income tax rate of 35%.
(2) Nonperforming loans are included in average balances used to determine average rate.
(3) Includes international banking facilities' deposit balances in domestic offices and balances of Edge Act and oversees offices.
(4)  Includes trust preferred capital securities.

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549

(Mark One)


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended June 30, 2002


                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________


                        Commission file number 001-15323


                              BANK ONE CORPORATION
     ----------------------------------------------------------------------
             (exact name of registrant as specified in its charter)


                DELAWARE                                 31-0738296
     ----------------------------------------------------------------------
      (State or other jurisdiction of                   (I.R.S. Employer
        incorporation or organization)                 Identification No.)



           1 BANK ONE PLAZA CHICAGO, ILLINOIS                 60670
     ----------------------------------------------------------------------
       (Address of principal executive offices)             (Zip Code)

                                  312-732-4000
     ----------------------------------------------------------------------
              (Registrant's telephone number, including area code)

     ----------------------------------------------------------------------
            (Former name, former address and former fiscal year, if
                           changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X  No
   ---    ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 2002.

           Class                                  Number of Shares Outstanding
----------------------------                      ----------------------------
Common Stock $0.01 par value                              1,170,953,429

                         Form 10-Q Cross-Reference Index

                          PART I-FINANCIAL INFORMATION
                          ----------------------------


ITEM 1.    Financial Statements

                                                                          Page
                                                                          ----
           Consolidated Balance Sheets-
           June 30, 2002 and 2001, and December 31, 2001                     42

           Consolidated Income Statements-
           Three Months and Six months ended June 30, 2002 and 2001          43

           Consolidated Statements of Stockholders' Equity-
           Six months ended June 30, 2002 and 2001                           44

           Consolidated Statements of Cash Flows-
           Six months ended June 30, 2002 and 2001                           45

           Notes to Consolidated Financial Statements                        46

           Selected Statistical Information                                  53

ITEM 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             3-41

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk     25-27

                            PART II-OTHER INFORMATION
                            -------------------------

ITEM 1.    Legal Proceedings                                                 58

ITEM 2.    Changes in Securities and Use of Proceeds                         58

ITEM 3.    Defaults Upon Senior Securities                                   58

ITEM 4.    Submission of Matters to a Vote of Security Holders               58

ITEM 5.    Other Information                                                 58

ITEM 6.    Exhibits and Reports on Form 8-K                                  58

Signatures                                                                   59

                            PART II-OTHER INFORMATION

ITEM 1. Legal Proceedings
-------------------------
          None

ITEM 2. Changes in Securities and Use of Proceeds
-------------------------------------------------
          None

ITEM 3. Defaults Upon Senior Securities
---------------------------------------
          Not applicable

ITEM 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

BANK ONE CORPORATION held its Annual Meeting of Stockholders on Tuesday, April 16, 2002. A total of 997,192,741 shares were represented in person or by proxy, or more than 85% of the total shares outstanding.

1. Proposal 1--Stockholders elected the twelve Director nominees named in the Proxy Statement.

Name                           For             Withheld
----                           ----            --------
John H. Bryan                  981,355,705     15,837,036
James S. Crown                 987,679,765      9,512,976
James Dimon                    987,813,857      9,378,884
Maureen A. Fay, O.P.           986,404,443     10,788,298
John R. Hall                   986,823,270     10,369,471
Laban P. Jackson, Jr.          981,444,653     15,748,088
John W. Kessler                986,931,755     10,260,986
Richard A. Manoogian           978,164,241     19,028,500
William T. McCormick, Jr.      981,745,486     15,447,255
David C. Novak                 924,000,457     73,192,284
John W. Rogers, Jr.            981,711,715     15,481,026
Frederick P. Stratton, Jr.     972,883,291     24,309,450

2. Proposal 2--the ratification of the appointment of KPMG LLP as Bank One's independent auditor for 2002--received votes as follows:

     FOR:     974,115,705  (97.695% of the shares present and entitled to vote on the proposal)

     AGAINST:  16,240,110  (1.629% of the shares present and entitled to vote on the proposal)

     ABSTAIN:   6,738,676  (0.676% of the shares present and entitled to vote on the proposal)

ITEM 5. Other Information
-------------------------
          None

ITEM 6. Exhibits and Reports on Form 8-K
----------------------------------------

     (a)  Exhibit 12-Statement regarding computation of ratios.

     (b) The Registrant filed the following Current Reports on Form 8-K during the quarter ended June 30, 2002.

               Date          Item Reported
               ----          -------------

          April 16, 2002     Registrant's April 16, 2002 news release announcing
                             its 2002 first quarter earnings.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               BANK ONE CORPORATION
                                               --------------------

   Date August 12, 2002                          /s/ James Dimon
        ---------------                  -------------------------------
                                                    James Dimon
                                           Principal Executive Officer

   Date August 12, 2002                         /s/ Heidi Miller
        ---------------                  -------------------------------
                                                   Heidi Miller
                                           Principal Financial Officer

   Date August 12, 2002                         /s/ Melissa J. Moore
        ---------------                  -------------------------------
                                                   Melissa J. Moore
                                           Principal Accounting Officer

                              BANK ONE CORPORATION


                                  EXHIBIT INDEX
                                  -------------


Exhibit Number                Description of Exhibit
--------------                ----------------------

 12   -Statement regarding computation of ratios.