Form 10-Q
period 2002-09-30
BANK ONE CORP
filed 2002-11-13
CIK 1067092

                              BANK ONE CORPORATION
                            INDEX TO FINANCIAL REVIEW

      1      Five Quarter Summary of Selected Financial Information

      2      Summary of Results

      2      Balance Sheet Analysis

      3      Business Segment Results

      23     Consolidated Results

      25     Risk Management

      26     Market Risk Management

      28     Credit Portfolio Composition

      32     Asset Quality

      36     Derivative Financial Instruments

      38     Loan Securitizations and Off-Balance Sheet Activities

      39     Capital Management

      41     Forward-Looking Statements

      42     Consolidated Financial Statements

      46     Notes to Consolidated Financial Statements

      54     Selected Statistical Information

      57     Report of Management

      58     Review Report of Independent Public Accountants

      59     Form 10-Q

      63     Management's Certification of Periodic Report

             FIVE QUARTER SUMMARY OF SELECTED FINANCIAL INFORMATION
                      BANK ONE CORPORATION AND SUBSIDIARIES

                                                                          Three Months Ended
                                                 --------------------------------------------------------------------
(In millions, except per share data,             SEPTEMBER 30      June 30      March 31    December 31  September 30
 ratios, and headcount)                              2002 (5)     2002 (5)      2002 (5)           2001          2001
---------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA:
Total revenue, net of interest expense             $    4,180    $   4,274     $   4,152     $    4,207    $    4,016
Net interest income-
 fully taxable-equivalent ("FTE") basis(1)              2,235        2,078         2,235          2,273         2,193
Noninterest income                                      1,983        2,232         1,952          1,972         1,853
Provision for credit losses                               587          607           665            765           620
Noninterest expense                                     2,415        2,438         2,345          2,706         2,303
Net income                                                823          843           787            541           754

PER COMMON SHARE DATA:
Net income:
   Basic                                           $     0.71    $    0.72     $    0.67     $     0.46    $     0.64
   Diluted                                               0.70         0.71          0.67           0.46          0.64
Cash dividends declared                                  0.21         0.21          0.21           0.21          0.21
Book value                                              18.79        18.37         17.81          17.33         17.30

BALANCE SHEET DATA - ENDING BALANCES:
Loans                                              $  150,389    $ 147,728     $ 152,126     $  156,733    $  164,251
Total assets                                          274,187      270,343       262,947        268,954       270,252
Deposits                                              164,036      157,518       158,803        167,530       162,385
Long-term debt(2)                                      42,481       43,756        44,194         43,418        44,361
Common stockholders' equity                            21,925       21,563        20,913         20,226        20,192
Total stockholders' equity                             21,925       21,563        20,913         20,226        20,382

CREDIT QUALITY RATIOS:
Net charge-offs to average loans                         1.55%        1.62%         1.71%          1.79%         1.37%
Allowance to period end loans                            3.17         3.19          3.06           2.97          2.81
Nonperforming assets to related assets(3)                2.48         2.65          2.58           2.35          1.96

FINANCIAL PERFORMANCE:
Return on average assets                                 1.24%        1.32%         1.21%          0.80%         1.13%
Return on average common equity                          14.8         15.7          15.3           10.5          15.0
Net interest margin                                      3.84         3.69          3.91           3.84          3.70
Efficiency ratio                                         57.3         56.6          56.0           63.7          56.9
Employees                                              73,535(4)    73,579(4)     73,864(4)      73,519        75,801

CAPITAL RATIOS:
Risk-based capital:
   Tier 1                                                 9.5%         9.4%          9.0%           8.6%          8.4%
   Total                                                 13.0         13.0          12.7           12.2          11.7
Leverage                                                  9.0          9.1           8.6            8.2           8.1

COMMON STOCK DATA:
Average shares outstanding:
   Basic                                                1,162        1,174         1,170          1,166         1,168
   Diluted                                              1,171        1,184         1,179          1,174         1,176
Stock price, quarter-end                           $    37.40    $   38.48     $   41.78     $    39.05    $    31.47
---------------------------------------------------------------------------------------------------------------------

(1) Net interest income-FTE includes tax equivalent adjustments of $38 million, $36 million, $35 million, $38 million and $30 million for the quarters ended September 30, 2002, June 30, 2002, March 31, 2002, December 31, 2001 and September 30, 2001, respectively.
(2)  Includes trust preferred capital securities.
(3) Related assets consist of loans outstanding, including loans held for sale, and other real estate owned.
(4) Includes the addition of employees due to the consolidation of Paymentech, Inc. and Anexsys, LLC.
(5) Results include the effects of the consolidation of Paymentech, Inc. and Anexsys, LLC.

                               SUMMARY OF RESULTS

     Net income for BANK ONE CORPORATION and its subsidiaries ("Bank One" or the "Corporation") for the third quarter of 2002 was $823 million, or $0.70 per diluted share. This is compared to net income of $754 million, or $0.64 per diluted share. (All comparisons are to the applicable period in the prior year unless otherwise specified.)

     For the first nine months of 2002, net income was $2.5 billion, or $2.08 per diluted share, including a $40 million after tax benefit from reversals of prior restructuring charges. This is compared to $2.1 billion, or $1.78 per diluted share, including a $2 million after tax benefit from reversals of prior restructuring charges.

     Net interest income of $2.2 billion in the third quarter 2002 and $6.4 billion for the nine months ended September 30, 2002 remained relatively unchanged. Decreases resulting from intentional reduction of certain segments of the loan portfolio were offset by increases in Retail core deposits and the benefit of lower interest rates that reduced the Corporation's funding costs.

     Noninterest income increased $130 million in the third quarter primarily due to increases in credit card revenue and gains in the fair value of credit derivatives used to hedge exposure to specific credits in the loan portfolio offset by writedowns in investments. Noninterest income increased $916 million in the first nine months of 2002 primarily due to the acquisition of the Wachovia credit card business in the third quarter of 2001, the consolidation of Paymentech, Inc. and Anexsys, LLC beginning January 1, 2002, increased annuity and mutual fund sales, increased service charges on deposits, asset-backed finance underwriting fees and multiple other capital markets businesses, and gains recognized on credit derivatives. Noninterest income as a percentage of total revenue increased to 47.4% for the three months ended September 30, 2002 from 46.1% and increased to 48.9% for the nine months ended September 30, 2002 from 45.1%. These increases resulted from lower interest revenue driven by the intentional reduction of certain segments of the loan portfolio and the impact of lower interest rates, an increase in fee based revenue, particularly credit card revenue from the Wachovia credit card business, and offsetting increases and decreases driven by credit derivatives trading gains and other investment writedowns, respectively.

     Net investment securities losses were $29 million for the third quarter of 2002 compared to losses of $42 million. Net investment gains for the first nine months of 2002 were $49 million compared with losses of $69 million. The gain for the first nine months of 2002 included a $261 million gain on sale of the interest in the GE Monogram joint venture, partially offset by net writedowns in tax-advantaged investments and principal investment portfolios.

     Total noninterest expense increased for the quarter and nine months by $112 million and $353 million, respectively. These increases were primarily the result of the consolidations of Paymentech and Anexsys, increased marketing expenditures and general costs associated with the Corporation's conversion efforts. For the nine months ended September 30, 2002, total noninterest expense also included expenses for terminating and renegotiating certain vendor contracts and the benefit of restructuring-related reversals of $40 million after-tax ($63 million pre-tax) related principally to reduced severance costs associated with staff reductions, primarily in the Retail and Card Services lines of business, changes in real estate closure and consolidation strategies, and adjustments in estimates previously made for all lines of business.

     Provision for credit losses was $587 million for the third quarter of 2002 compared to $620 million, a decrease of $33 million. Since the fourth quarter of 2001, the Corporation as a whole has experienced lower net charge-offs and reductions in nonperforming loans, resulting in a reduction of provision for credit losses in the current quarter. For the first nine months of 2002, provision for credit losses was $1.9 billion compared to $1.7 billion in the prior year, a 7% increase. This increase was due primarily to higher net charge-offs in the vehicle and home equity portfolios.

                             BALANCE SHEET ANALYSIS

     The Corporation's loan portfolio was $150.4 billion at September 30, 2002 compared with $156.7 billion at December 31, 2001, a decrease of $6.3 billion, or 4%. Retail loans totaled $67.7 billion at September 30, 2002 compared with $69.6 billion at December 31, 2001, a decrease of $1.9 billion, due to the intentional reduction of the auto lease and discontinued brokered home equity portfolios. Commercial Banking loans totaled $63.0 billion at September 30, 2002 compared to $72.5 billion at December 31, 2001, a decrease of $9.5 billion, or 13%. Reductions of $7.9 billion and $1.5 billion in commercial and industrial and commercial real estate loans, respectively, reflected the conscious management of credit risk in the current economic environment. Card Services loans totaled $11.9 billion at September 30, 2002 compared to $6.8 billion at December 31, 2001, an increase of $5.1 billion, or 75%, reflecting renewed organic growth in the portfolio. During the quarter, 1.4 million credit card accounts were opened, an increase of 11% compared to second quarter 2002.

     At September 30, 2002, investment securities totaled $66.1 billion compared with $60.9 billion at December 31, 2001. This increase of $5.2 billion, or 9%, was driven by a $3.6 billion, or 14%, increase in U.S. government agencies, an increase of $1.1 billion, or 26%, in other debt securities, primarily asset-backed securities, and an increase of $172 million, or 6%, in equity securities. Partially offsetting these increases were the previously mentioned writedowns of tax-advantaged investment securities and principal investment portfolios.

     Total deposits at September 30, 2002 were $164.0 billion compared to $167.5 billion at December 31, 2001, a decrease of $3.5 billion, or 2%. Demand deposits totaled $30.9 billion at September 30, 2002 compared to $32.2 billion at December 31, 2001, a decrease of $1.3 billion, or 4%. Time deposits totaled $32.3 billion at September 30, 2002 compared to $38.2 billion at December 31, 2001, a decrease of $5.9 billion, or 15%, primarily due to a decrease in certificates of deposit, as rates on them have declined. These decreases were partially offset by an increase of $4.6 billion, or 6%, in savings deposits.

                            BUSINESS SEGMENT RESULTS

     The Corporation is managed on a line of business basis. The business segments' financial results presented reflects the current organization of the Corporation. For a detailed discussion of the various business activities of Bank One's business segments, see pages 27-40 of the Corporation's 2001 Annual Report.

     The following table summarizes net income (loss) by line of business for the periods indicated:

                                                  Three Months Ended September 30         Nine Months Ended September 30
                                                  ----------------------------------------------------------------------
(In millions)                                             2002               2001               2002                2001
------------------------------------------------------------------------------------------------------------------------
Retail                                            $        354       $        304        $     1,056        $        960
Commercial Banking                                         179                205                469                 598
Card Services                                              298                279                845                 620
Investment Management                                      100                101                330                 266
Corporate                                                 (108)              (135)              (247)               (303)
------------------------------------------------------------------------------------------------------------------------
Income before cumulative effect of change
 in accounting principle                                   823                754              2,453               2,141
Cumulative effect of change in accounting
 principle, net of taxes of ($25)                            -                  -                  -                 (44)
------------------------------------------------------------------------------------------------------------------------
Net Income                                        $        823       $        754        $     2,453        $      2,097
------------------------------------------------------------------------------------------------------------------------

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

                                         Three Months Ended September 30              Nine Months Ended September 30
                                     -------------------------------------------------------------------------------------
                                                                  Change                                      Change
                                                            -----------------                           ------------------
(Dollars in millions)                    2002       2001      Amount  Percent       2002        2001     Amount   Percent
--------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA:
Net interest income-FTE(1)(2)        $  1,209   $  1,222    $    (13)      (1)% $  3,667    $  3,740    $    (73)       (2)%
   Banking fees and commissions(3)        102        112         (10)      (9)       333         345         (12)       (3)
   Credit card revenue(4)                  45         43           2        5        129         120           9         8
   Service charges on deposits(5)         213        202          11        5        610         584          26         4
   Trading(6)                               6          -           6        -          1           -           1         -
   Other income (loss)                    (30)         1         (31)     N/M        (19)         25         (44)      N/M
--------------------------------------------------------------------            --------------------------------
Total noninterest income                  336        358         (22)      (6)     1,054       1,074         (20)       (2)
--------------------------------------------------------------------            --------------------------------
Total revenue, net of interest
 expense                                1,545      1,580         (35)      (2)     4,721       4,814         (93)       (2)

Provision for credit losses               199        247         (48)     (19)       681         691         (10)       (1)

   Salaries and employee benefits         358        372         (14)      (4)     1,080       1,116         (36)       (3)

   Other expense                          445        494         (49)     (10)     1,352       1,516        (164)      (11)
--------------------------------------------------------------------            --------------------------------
Total noninterest expense before
 merger and restructuring-related
 reversals                                803        866         (63)      (7)     2,432       2,632        (200)       (8)
Restructuring-related reversals(7)          -          -           -        -        (18)         (3)        (15)      N/M
--------------------------------------------------------------------            --------------------------------
Total noninterest expense                 803        866         (63)      (7)     2,414       2,629        (215)       (8)
--------------------------------------------------------------------            --------------------------------
Income before income taxes                543        467          76       16      1,626       1,494         132         9
Applicable income taxes                   189        163          26       16        570         534          36         7
--------------------------------------------------------------------            --------------------------------
Net income                           $    354   $    304    $     50       16   $  1,056    $    960    $     96        10
--------------------------------------------------------------------------------------------------------------------------

Memo-Revenue by source:
   Core businesses                   $  1,460   $  1,448    $     12        1%  $  4,436    $  4,393    $     43         1%
   Home equity
    discontinued/vehicle leases            85        132         (47)     (36)       285         421        (136)      (32)

FINANCIAL PERFORMANCE:
Return on equity                           23%        19%          4%                 23%         21%          2%
Efficiency ratio                           52         55          (3)                 51          55          (4)
Headcount-full-time                    32,098     34,001      (1,903)      (6)
--------------------------------------------------------------------------------------------------------------------------

                                                Three Months Ended September 30        Nine Months Ended September 30
                                           ------------------------------------------------------------------------------
                                                                      Change                                 Change
                                                                -----------------                      ------------------
                                               2002       2001     Amount  Percent       2002   2001      Amount   Percent
--------------------------------------------------------------------------------------------------------------------------
ENDING BALANCES (in billions):
   Small business commercial               $    9.9  $    10.0  $    (0.1)      (1)%
   Home equity                                 26.8       24.7        2.1        9
   Vehicle                                     14.3       13.5        0.8        6
   Other personal                               8.9        9.9       (1.0)     (10)
-------------------------------------------------------------------------
     Core businesses                           59.9       58.1        1.8        3
   Brokered home equity discontinued            3.6        6.0       (2.4)     (40)
   Vehicle leases                               4.2        6.9       (2.7)     (39)
-------------------------------------------------------------------------
     Home equity discontinued/vehicle
      leases                                    7.8       12.9       (5.1)     (40)
-------------------------------------------------------------------------
Total loans (8)                                67.7       71.0       (3.3)      (5)

Assets                                         71.0       75.0       (4.0)      (5)

   Demand deposits                             26.6       24.4        2.2        9
   Savings                                     38.1       34.7        3.4       10
   Time                                        23.0       28.1       (5.1)     (18)
-------------------------------------------------------------------------
Total deposits                                 87.7       87.2        0.5        1

Equity                                          6.2        6.2          -        -

AVERAGE BALANCES (in billions):
   Small business commercial               $   10.0  $     9.9  $     0.1        1   $   10.0 $   9.6   $    0.4         4%
   Home equity                                 26.1       24.5        1.6        7       25.6    23.8        1.8         8
   Vehicle                                     13.8       14.0       (0.2)      (1)      13.6    14.1       (0.5)       (4)
   Other personal                               8.6       10.0       (1.4)     (14)       9.0    10.7       (1.7)      (16)
-------------------------------------------------------------------------            ---------------------------
     Core businesses                           58.5       58.4        0.1        -       58.2    58.2          -         -
   Brokered home equity discontinued            3.9        6.3       (2.4)     (38)       4.4     7.0       (2.6)      (37)
   Vehicle leases                               4.4        7.0       (2.6)     (37)       5.0     7.6       (2.6)      (34)
-------------------------------------------------------------------------            ---------------------------
     Home equity discontinued/vehicle
      leases                                    8.3       13.3       (5.0)     (38)       9.4    14.6       (5.2)      (36)
-------------------------------------------------------------------------            ---------------------------
Total loans                                    66.8       71.7       (4.9)      (7)      67.6    72.8       (5.2)       (7)

Assets                                         70.2       75.7       (5.5)      (7)      71.1    76.8       (5.7)       (7)

   Demand deposits                             26.1       23.8        2.3       10       25.7    23.8        1.9         8
   Savings                                     38.1       34.4        3.7       11       37.7    33.5        4.2        13
   Time                                        23.7       28.8       (5.1)     (18)      24.6    30.4       (5.8)      (19)
-------------------------------------------------------------------------            ---------------------------
Total deposits                                 87.9       87.0        0.9        1       88.0    87.7        0.3         -

Equity                                          6.2        6.2          -        -        6.2     6.1        0.1         2
--------------------------------------------------------------------------------------------------------------------------

                                              Three Months Ended September 30           Nine Months Ended September 30
                                         -------------------------------------------------------------------------------
                                                                      Change                                  Change
                                                                -------------------                     ----------------
                                              2002       2001      Amount Percent       2002      2001    Amount Percent
------------------------------------------------------------------------------------------------------------------------
CREDIT QUALITY (in millions):
Net charge-offs:
   Small business commercial             $      15  $      20   $      (5)    (25)%  $    52   $    47  $      5      11%
   Home equity                                  58         45          13      29        198       132        66      50
   Vehicle                                      53         45           8      18        159        94        65      69
   Other personal                               26         35          (9)    (26)        86        88        (2)     (2)
-------------------------------------------------------------------------            ---------------------------
     Core businesses                           152        145           7       5        495       361       134      37
   Brokered home equity discontinued            34         39          (5)    (13)       126       118         8       7
   Vehicle leases                               16         25          (9)    (36)        61        73       (12)    (16)
-------------------------------------------------------------------------            ---------------------------
     Home equity discontinued/vehicle
      leases                                    50         64         (14)    (22)       187       191        (4)     (2)
-------------------------------------------------------------------------            ---------------------------
   Total consumer                              187        189          (2)     (1)       630       505       125      25
-------------------------------------------------------------------------            ---------------------------
Total net charge-offs                          202        209          (7)     (3)       682       552       130      24
-------------------------------------------------------------------------            ---------------------------
Net charge-off ratios:
   Small business commercial                  0.60%      0.81%      (0.21)%             0.69%     0.65%     0.04%
   Home equity                                0.89       0.73        0.16               1.03      0.74      0.29
   Vehicle                                    1.54       1.29        0.25               1.56      0.89      0.67
   Other personal                             1.21       1.40       (0.19)              1.27      1.10      0.17
-------------------------------------------------------------------------            ---------------------------
     Core businesses                          1.04       0.99        0.05               1.13      0.83      0.30
   Brokered home equity discontinued          3.49       2.48        1.01               3.82      2.25      1.57
   Vehicle leases                             1.45       1.41        0.04               1.63      1.28      0.35
-------------------------------------------------------------------------            ---------------------------
     Home equity discontinued/vehicle
      leases                                  2.41       1.91        0.50               2.65      1.74      0.91
-------------------------------------------------------------------------            ---------------------------
   Total consumer                             1.32       1.22        0.10               1.46      1.07      0.39
-------------------------------------------------------------------------            ---------------------------
Total net charge-offs                         1.21       1.17        0.04               1.35      1.01      0.34
-------------------------------------------------------------------------            ---------------------------
Nonperforming assets:
   Commercial                            $     324  $     241   $      83      34
   Consumer(9)                               1,110        914         196      21
-------------------------------------------------------------------------
Total nonperforming loans(10)                1,434      1,155         279      24
   Other, including
   Other Real Estate Owned ("OREO")            180         76         104     N/M
-------------------------------------------------------------------------
Total nonperforming assets                   1,614      1,231         383      31

Allowance for credit losses                  1,026        979          47       5
Allowance to period end loans                 1.57%      1.40%       0.17%
Allowance to nonperforming loans                72         85         (13)
Nonperforming assets to related assets        2.38       1.73        0.65
------------------------------------------------------------------------------------------------------------------------

                                               Three Months Ended September 30           Nine Months Ended September 30
                                          --------------------------------------------------------------------------------
                                                                      Change                                  Change
                                                               -------------------                      ------------------
                                               2002      2001      Amount  Percent       2002      2001   Amount  Percent
--------------------------------------------------------------------------------------------------------------------------
DISTRIBUTION:
Number of:
   Banking centers                            1,779     1,805         (26)      (1)%
   ATMs                                       4,122     5,652      (1,530)     (27)
   On-line customers (in thousands)           1,326     1,040         286       28
   Households (in thousands)                  6,980     7,361        (381)      (5)
   Business customers (in thousands)            486       512         (26)      (5)
   Debit cards issued (in thousands)          4,609     4,491         118        3

INVESTMENTS:
Investment sales volume (in millions)      $  1,327  $  1,231    $     96        8    $ 4,155   $ 3,510  $   645        18%
--------------------------------------------------------------------------------------------------------------------------

N/M-Not meaningful.
(1) Net interest income-FTE includes tax equivalent adjustments of $6 million for the three months ended September 30, 2002 and 2001. For the nine months ended September 30, 2002 and 2001, tax equivalent adjustments were $16 million.
(2) Net interest income is presented rather than gross interest income and gross interest expenses because the Corporation relies primarily on net interest revenue to assess the performance of the segment and make resource allocations.
(3) Banking fees and commissions include insurance fees, documentary fees, commitment fees, mutual fund commissions, syndicated management fees, leasing fees, safe deposit fees, official checks fees, ATM interchange and miscellaneous other fee revenue.
(4) Credit card revenue includes credit card fees, debit card fees, merchant fees and interchange fees.
(5) Service charges on deposits include service charges on deposits, deficient balance fees and non-sufficient funds/overdraft fees.
(6)     Trading includes trading and foreign exchange.
(7) Restructuring-related charges (reversals) are allocated to each line of business for management reporting purposes. Restructuring-related charges (reversals) are discussed on page 47. Income before restructuring-related reversals, net of $7 million and $1 million of taxes, was $1.0 billion and $958 million, for nine months ended September 30, 2002 and 2001, respectively.
(8) Includes loans held for sale of $2.5 billion and $1.1 billion at September 30, 2002 and 2001, respectively. These amounts are not included in allowance coverage statistics. Prior periods have been recalculated to conform to current period presentation.
(9) Includes consumer balances that are placed on nonaccrual status when the collection of contractual principal or interest becomes 90 days past due.
(10) Includes loans held for sale of $3 million at September 30, 2002. There were no nonperforming loans held for sale at September 30, 2001. These amounts are not included in allowance coverage statistics. Prior periods have been recalculated to conform to current period presentation.

Quarterly Results
-----------------

     Retail net income totaled $354 million, up $50 million, or 16%, primarily due to lower noninterest and provision expense.

     Net interest income declined $13 million, or 1%, driven by the intentional reduction of the auto lease and discontinued brokered home equity portfolios. This decline was partially offset by a 10% increase in core deposits, which include demand and savings products. The run-off portfolios were down $5.1 billion, while average balances for the remaining home equity loan portfolio were up $1.6 billion, reflecting strong production trends.

     Noninterest income was $336 million, down $22 million, or 6%, primarily as a result of lower mortgage-related revenue and lower revenue from the intentional reduction of non-branded ATMs, partially offset by higher deposit service charges. Compared to the prior quarter, noninterest income was down $20 million, or 6%, primarily as a result of higher losses on tax-advantaged investments.

     Noninterest expense was $803 million, down $63 million, or 7%. The absence of goodwill amortization, lower fraud losses, and lower staffing levels were partially offset by additional investments in marketing and higher benefits costs. Noninterest expense was up $14 million from the prior quarter due to the absence of an $18 million benefit from the reversal of a restructuring-related charge.

     The provision for credit losses was $199 million, down $48 million, or 19%, due to the absence of reserve increases and lower net charge-offs on discontinued portfolios and small business loans. Compared to the prior quarter, provision declined $16 million, or 7%.

     The allowance for credit losses of $1.0 billion represented 1.57% of period-end loans, an increase from 1.40%. Nonperforming assets were $1.6 billion, up $383 million, or 31%, due to increases in home equity and small business loans.

Year-to-Date Results
--------------------

     Retail year-to-date net income totaled $1.1 billion, up $96 million, or 10%, primarily due to lower noninterest expense partially offset by lower revenue.

     Net interest income declined $73 million, or 2%, driven by the intentional reduction of the auto lease and discontinued brokered home equity portfolios. This decline was partially offset by an 11% increase in core deposits, which include demand and savings products. The run-off portfolios decreased $5.1 billion, while average balances for the remaining home equity loan portfolio increased $1.8 billion, reflecting strong production trends.

     Noninterest income was $1.1 billion, down $20 million, or 2%, primarily as a result of higher losses on tax-advantaged investments, lower mortgage-related revenue and lower revenue from the intentional reduction of non-branded ATMs, partially offset by higher deposit service charges.

     Noninterest expense declined $215 million, or 8%, driven by lower staffing, the absence of goodwill amortization, and lower fraud and operating losses. The decline was partially offset by additional investments in marketing and benefits costs.

     The provision for credit losses was $681 million, down $10 million, or 1%, due to the absence of reserve increases, offset by higher net charge-offs on home equity and vehicle loans.

COMMERCIAL BANKING

     Commercial Banking offers a broad array of products, including global cash management, capital markets, commercial credit cards, investment management, and lending to Corporate Banking and Middle Market Banking customers.

                                          Three Months Ended September 30               Nine Months Ended September 30
                                     ---------------------------------------------------------------------------------------
                                                                  Change                                        Change
                                                            ------------------                           -------------------
(Dollars in millions)                  2002(12)        2001   Amount  Percent       2002(12)        2001   Amount   Percent
----------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA:
Net interest income-FTE(2)(11)       $      605 $       657 $     (52)      (8)% $     1,858 $     2,071 $    (213)      (10)%

   Banking fees and commissions             175         182        (7)      (4)          574         528        46         9
   Credit card revenue                       21          21         -        -            55          65       (10)      (15)
   Service charges on deposits              188         175        13        7           545         456        89        20
   Fiduciary and investment
    management fees(13)                       -           3        (3)     N/M            (1)          1        (2)      N/M
   Investment securities losses             (12)        (12)        -        -           (13)        (12)       (1)        8
   Trading                                  143          81        62       77           250         225        25        11
   Other income (loss)                      (78)        (23)      (55)     N/M          (148)        (71)      (77)      N/M
---------------------------------------------------------------------            ---------------------------------
Total noninterest income                    437         427        10        2         1,262       1,192        70         6
---------------------------------------------------------------------            --------------------------------
Total revenue, net of interest
 expense                                  1,042       1,084       (42)      (4)        3,120       3,263      (143)       (4)

Provision for credit losses                 237         246        (9)      (4)          792         750        42         6

   Salaries and employee
    benefits(14)                            269         249        20        8           789         760        29         4
   Other expense(14)                        315         298        17        6           947         912        35         4
---------------------------------------------------------------------            ---------------------------------
Total noninterest expense before
 merger and restructuring-related
 reversals                                  584         547        37        7         1,736       1,672        64         4
Restructuring-related
 reversals(15)                                -           -         -        -            (4)          -        (4)        -
---------------------------------------------------------------------            ---------------------------------
Total noninterest expense                   584         547        37        7         1,732       1,672        60         4
---------------------------------------------------------------------            ---------------------------------
Income before income taxes                  221         291       (70)     (24)          596         841      (245)      (29)
Applicable income taxes                      42          86       (44)     (51)          127         243      (116)      (48)
---------------------------------------------------------------------            ---------------------------------
Net income                           $      179 $       205 $     (26)     (13)  $       469 $       598 $    (129)      (22)
----------------------------------------------------------------------------------------------------------------------------
Memo-Revenue by activity(16):

   Lending-related revenue           $      491 $       493 $      (2)       -%  $     1,340 $     1,542 $    (202)      (13)%
   Global Treasury Services                 426         416        10        2         1,254       1,192        62         5
   Capital Markets(17)                      154         163        (9)      (6)          518         493        25         5
   Other                                    (29)         12       (41)     N/M             8          36       (28)      (78)

FINANCIAL PERFORMANCE:
Return on equity                             10%         11%       (1)%                    8%         11%       (3)%
Efficiency ratio                             56          50         6                     56          51         5
Headcount-full-time(14):
   Corporate Banking
    (including Capital Markets)           2,306       2,768      (462)     (17)
   Middle Market                          2,942       3,351      (409)     (12)
   Global Treasury Services               3,403       3,035       368       12
   Operations, Technology, and
    other Administration                  1,967       2,210      (243)     (11)
---------------------------------------------------------------------
Total headcount-full-time                10,618      11,364      (746)      (7)
----------------------------------------------------------------------------------------------------------------------------

                                                Three Months Ended September 30            Nine Months Ended September 30
                                            -----------------------------------------------------------------------------------
                                                                        Change                                     Change
                                                                  ------------------                        -------------------
                                            2002(12)        2001    Amount   Percent    2002(12)      2001   Amount    Percent
-------------------------------------------------------------------------------------------------------------------------------
ENDING BALANCES (in billions):
Loans(18)                                   $   63.0  $     77.4  $    (14.4)     (19)%
Assets                                          95.7       106.5       (10.8)     (10)

   Demand deposits                              24.5        23.3         1.2        5
   Savings                                       2.9         2.8         0.1        4
   Time                                         14.8         9.4         5.4       57
   Foreign offices                               9.4         9.3         0.1        1
----------------------------------------------------------------------------
Total deposits                                  51.6        44.8         6.8       15

Equity                                           7.4         7.3         0.1        1

AVERAGE BALANCES (in billions):
Loans                                       $   63.7  $     78.1  $    (14.4)     (18)  $    67.3   $  82.6  $  (15.3)      (19)%
Assets                                          92.7       106.3       (13.6)     (13)       95.5     108.7     (13.2)      (12)
   Demand deposits                              21.7        20.9         0.8        4        22.3      20.8       1.5         7
   Savings                                       2.8         2.8           -        -         2.8       2.7       0.1         4
   Time                                         13.6         9.2         4.4       48        13.5       7.2       6.3        88
   Foreign offices                               8.9        10.0        (1.1)     (11)        8.5       8.9      (0.4)       (4)
----------------------------------------------------------------------------            -----------------------------
Total deposits                                  47.0        42.9         4.1       10        47.1      39.6       7.5        19

Equity                                           7.4         7.3         0.1        1         7.4       7.3       0.1         1

CREDIT QUALITY (in millions):
Net charge-offs                             $    237  $      230  $        7        3   $     792   $   718  $     74        10
Net charge-off ratio                            1.49%       1.18%       0.31%                1.57%     1.16%     0.41%
Nonperforming assets:
   Nonperforming loans(19)                  $  2,040  $    1,904  $      136        7
   Other, including OREO                          27          30          (3)     (10)
----------------------------------------------------------------------------
Total nonperforming assets                     2,067       1,934         133        7

Allowance for credit losses                    3,071       3,078          (7)       -
Allowance to period end loans(18)               4.89%       3.98%       0.91%
Allowance to nonperforming loans(19)             157         162          (5)
Nonperforming assets to related assets          3.28        2.50        0.78

CORPORATE BANKING (in billions):
Loans-ending balance                        $   31.2  $     40.5  $     (9.3)     (23)
     -average balance                           31.6        41.4        (9.8)     (24)  $    33.6   $  45.7  $  (12.1)      (26)

Deposits-ending balance                         28.8        24.1         4.7       20
        -average balance                        25.9        23.9         2.0        8        25.5      20.9       4.6        22

Credit quality (in millions):
   Net charge-offs                               160         131          29       22         491       472        19         4
   Net charge-off ratio                         2.03%       1.27%       0.76%                1.95%     1.38%     0.57%
   Nonperforming loans                      $  1,010  $    1,051  $      (41)      (4)
   Nonperforming loans to total loans           3.24%       2.60%       0.64%

SYNDICATIONS:
Lead arranger deals:
   Volume (in billions)                     $   11.3  $      9.7  $      1.6       16   $    44.6   $  37.0  $    7.6        21
   Number of transactions                         63          56           7       13         184       161        23        14
-------------------------------------------------------------------------------------------------------------------------------

                                                Three Months Ended September 30          Nine Months Ended September 30
                                            ----------------------------------------------------------------------------------
                                                                        Change                                    Change
                                                                  -------------------                       ------------------
                                            2002(12)        2001   Amount     Percent   2002(12)      2001   Amount   Percent
------------------------------------------------------------------------------------------------------------------------------
SYNDICATIONS - CONTINUED
League table standing-rank                         4           4          -         -          4         4         -         -
League table standing-market share                 6%          4%         2%                   6%        4%        2%
---------------------------------------------------------------------------             ----------------------------
MIDDLE MARKET BANKING (in billions):
Loans-ending balance                        $   31.8  $     36.9  $    (5.1)      (14)%
     -average balance                           32.1        36.7       (4.6)      (13)  $   33.6  $   36.9  $   (3.3)       (9)%

Deposits-ending balance                         22.8        20.6        2.2        11
        -average balance                        21.2        19.0        2.2        12       21.6      18.7       2.9        16

Credit quality (in millions):
Net charge-offs                                   77          99        (22)      (22)       301       246        55        22
Net charge-off ratio                            0.96%       1.08%     (0.12)%               1.19%     0.89%     0.30%
Nonperforming loans                         $  1,030  $      853  $     177        21
Nonperforming loans to total loans              3.24%       2.31%      0.93%
------------------------------------------------------------------------------------------------------------------------------

For additional footnote detail see page 7.
(11) Net interest income-FTE includes tax equivalent adjustments of $24 million and $17 million for the three months ended September 30, 2002 and 2001, respectively. For the nine months ended September 30, 2002 and 2001 tax equivalent adjustments were $68 million and $56 million, respectively.
(12) Results include the effect of consolidating Anexsys, LLC, which had an impact on the classification of revenue and expense but had no impact on net income for the three months ended September 30, 2002 or the year to date.
(13) Fiduciary and investment management fees include asset management fees, personal trust fees, other trust fees and advisory fees.
(14) Prior period data has been adjusted for the transfer of the National Retail Lockbox Operations and Cash Vault Services business from Commercial to Corporate.
(15) Restructuring-related charges (reversals) are discussed on page 47. Income before restructuring-related reversals, net of $1 million tax, was $466 million for the nine months ended September 30, 2002.
(16)  Prior periods have been adjusted to conform to the current organization.
(17) Capital markets include trading revenues and underwriting, syndicated lending and advisory fees.
(18) Includes loans held for sale of $230 million and $58 million at September 30, 2002 and 2001, respectively. These amounts are not included in allowance coverage statistics. Prior periods have been recalculated to conform to current period presentation.
(19) Includes loans held for sale of $90 million at September 30, 2002. There were no nonperforming loans held for sale at September 30, 2001. These amounts are not included in allowance coverage statistics. Prior periods have been recalculated to conform to current period presentation.

Quarterly Results
-----------------

     Commercial Banking net income totaled $179 million, down $26 million, or 13% from the prior year, and up $32 million, or 22%, from the prior quarter. Results reflected lower net interest income and higher noninterest expense, partially offset by higher noninterest income and a lower provision for credit losses.

     Net interest income totaled $605 million, a decline of $52 million, or 8%, as a result of a reduction in average loans of $14.4 billion, or 18%. Compared to the prior quarter, net interest income increased by $7 million, or 1%.

     Noninterest income was $437 million, up $10 million, or 2%. Banking fees and commissions decreased $7 million, or 4%, as a result of lower loan syndication fees and investment grade underwriting. Service charges on deposits increased $13 million, or 7%, as Global Treasury Services clients incurred higher fees because of the lower value of their compensating deposit balances. Trading income was $143 million, reflecting an increase of $62 million, or 77%, driven by the $101 million pre-tax gain in the credit derivatives portfolio used to hedge the commercial loan portfolio. In general, credit derivatives are used to limit exposures for specific credits that are larger than the Corporation is willing to bear. The notional amount of credit derivatives totaled $6.1 billion, while Corporate Banking loans and loan commitments totaled approximately $100 billion. While credit derivatives are marked to market through trading income, loans are not marked to market. The Corporation, however, makes risk management decisions for economic, rather than accounting, purposes to allow for better management of credit risk. The Corporation acknowledges that gains recognized during the third quarter of 2002 could decline or reverse in future quarters, and therefore does not consider them sustainable earnings. Capital markets trading income declined $14 million, or 23%, reflecting lower results across multiple trading products. Other income was a $78 million loss, a decline of $55 million, predominantly driven by a higher than expected loss in tax-oriented investments.

     Noninterest expense was $584 million, up $37 million, or 7%, as a result of an $18 million impact from the consolidation of Anexsys, LLC as well as higher incentive compensation and conversion related expenses.

     Commercial Banking provision for credit losses was $237 million, a decline of $9 million, or 4%, from the prior year and $37 million, or 14%, from the prior quarter. Corporate Banking net charge-offs were $160 million, or 2.03% of average loans, an increase from 1.27% in the prior year and relatively unchanged from the second quarter. Net charge-offs included $11 million related to loans sold or initially reclassified to held for sale, compared to $33 million in the prior year. Middle Market net charge-offs were $77 million, or 0.96% of average loans, down from 1.08% in the prior year and down from 1.26% in the prior quarter.

     The allowance for credit losses of $3.1 billion represented 4.89% of period-end loans, an increase from 3.98% in the prior year and 4.74% in the prior quarter. Nonperforming loans declined by $257 million, or 11%, to $2.0 billion from the second quarter, reflecting credit quality improvements in both Corporate Banking and Middle Market.

     Nonperforming loans at September 30, 2002 were $2.0 billion, up $136 million, or 7%, driven by a $177 million, or 21%, increase in Middle Market nonperforming loans.

Year-to-Date Results
--------------------

     Commercial Banking year-to-date net income totaled $469 million, down $129 million, or 22%. Results reflected lower net interest income, a higher provision for credit losses and higher noninterest expense, partially offset by higher noninterest income.

     Net interest income was $1.9 billion, down $213 million, or 10%, driven by a reduction in average loans of $15.3 billion, or 19%, primarily in Corporate Banking.

     Noninterest income was $1.3 billion, up $70 million, or 6%. Banking fees and commissions increased $46 million, or 9%, primarily due to growth in asset-backed finance underwriting fees and other capital markets businesses. Service charges on deposits increased $89 million, or 20%, as Global Treasury Services clients incurred higher fees because of the lower value of their compensating deposit balances. Trading revenue increased $25 million, or 11%, driven by a $100 million pre-tax gain in the credit derivatives portfolio used to hedge the commercial loan portfolio. Partially offsetting this gain, capital markets trading income declined $52 million, or 25%, reflecting lower results in fixed income securities, foreign exchange, and asset-backed finance. Other income was a $148 million loss, a decline of $77 million, primarily due to higher than expected losses in tax-oriented investments and an increase in the loss on loan sales.

     Noninterest expense was $1.7 billion, up $60 million, or 4%, as a result of a $51 million impact from the consolidation of Anexsys, LLC as well as higher incentive compensation.

     Commercial Banking provision for credit losses was $792 million, up $42 million, or 6%. Corporate Banking net charge-offs were $491 million, or 1.95% of average loans, an increase of 0.57%. Net charge-offs included $111 million related to loans sold or reclassified to held for sale, compared with $190 million in the prior year. Middle Market net charge-offs were $301 million, or 1.19% of average loans, an increase of 0.30%.

CARD SERVICES

     Card Services (previously referred to as Credit Card) is the third largest credit card provider in the United States and the largest VISA(R) credit card issuer in the world.

                                         Three Months Ended September 30           Nine Months Ended September 30
                                     --------------------------------------------------------------------------------
                                                                Change                                    Change
                                                          ------------------                        -----------------
(Dollars in millions)                 2002 (21)   2001     Amount    Percent     2002 (21)    2001   Amount   Percent
---------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA:
Net interest income-FTE(2)(20)       $     359  $    349  $     10         3%  $      878   $   949  $  (71)       (7)%

   Banking fees and commissions             13        23       (10)      (43)          55        70     (15)      (21)
   Credit card revenue                     903       703       200        28        2,647     1,726     921        53
   Other income (loss)                     (24)       22       (46)      N/M          (14)       95    (109)      N/M
------------------------------------------------------------------             ----------------------------
Total noninterest income                   892       748       144        19        2,688     1,891     797        42
------------------------------------------------------------------             ----------------------------
Total revenue, net of interest
 expense                                 1,251     1,097       154        14        3,566     2,840     726        26

Provision for credit losses                148       118        30        25          363       279      84        30

   Salaries and employee benefits          151       123        28        23          439       376      63        17
   Other expense                           464       412        52        13        1,401     1,195     206        17
------------------------------------------------------------------             ----------------------------
Total noninterest expense before
 merger and restructuring-related
 reversals                                 615       535        80        15        1,840     1,571     269        17
Restructuring-related reversals(22)          -         -         -         -          (19)        -     (19)        -
------------------------------------------------------------------             ----------------------------
Total noninterest expense                  615       535        80        15        1,821     1,571     250        16
------------------------------------------------------------------             ----------------------------
Income before income taxes                 488       444        44        10        1,382       990     392        40
Applicable income taxes                    190       165        25        15          537       370     167        45
------------------------------------------------------------------             ----------------------------
Net income                           $     298  $    279  $     19         7   $      845   $   620  $  225        36
------------------------------------------------------------------             --------------------------------------
Memo-Net securitization gains
 (amortization)                      $     (11) $    (22) $     11       (50)% $      (55)  $   (42) $  (13)       31%

FINANCIAL PERFORMANCE:
Return on equity                            18%       17%        1%                    18%       13%      5%
Efficiency ratio                            49        49         -                     51        55      (4)
Headcount-full-time                     10,508    10,245       263         3

ENDING BALANCES (in billions):
Owned loans (23)                     $    11.9  $    8.4  $    3.5        42
Seller's interest                         24.4      18.4       6.0        33
------------------------------------------------------------------
   Total                                  36.3      26.8       9.5        35

Assets                                    40.6      30.8       9.8        32
Equity                                     6.4       6.4         -         -
---------------------------------------------------------------------------------------------------------------------

                                         Three Months Ended September 30           Nine Months Ended September 30
                                     --------------------------------------------------------------------------------
                                                                Change                                     Change
                                                          -------------------                       -----------------
                                     2002 (21)    2001     Amount    Percent    2002 (21)    2001    Amount   Percent
---------------------------------------------------------------------------------------------------------------------
AVERAGE BALANCES (in billions):
Owned loans                          $    10.5  $    7.9  $    2.6        33%  $      8.7  $    6.4  $   2.3       36%
Seller's interest                         24.3      17.8       6.5        37         22.9      18.3      4.6       25
------------------------------------------------------------------               ---------------------------
   Total                                  34.8      25.7       9.1        35         31.6      24.7      6.9       28

Assets                                    38.8      29.3       9.5        32         36.0      27.5      8.5       31
Equity                                     6.4       6.4         -         -          6.4       6.3      0.1        2

CREDIT QUALITY (in millions):
Net charge-offs                      $     131  $    118  $     13        11   $      346  $    279  $    67       24

Net charge-off ratios:
   For the period                         4.99%     5.95%    (0.96)%                 5.30%     5.81%   (0.51)%
   12-month lagged(24)                    6.63     10.04     (3.41)                  7.21      7.91     (0.7)

Delinquency ratio:
   30+ days                               2.74      3.19     (0.45)
   90+ days                               1.11      1.40     (0.29)

Allowance for credit losses          $     396  $    397  $     (1)        -
Allowance to period-end owned loans       5.87%     8.35%    (2.48)%

OTHER DATA:
Charge volume (in billions)          $    39.5  $   35.2  $    4.3        12   $    111.9  $  102.1  $   9.8       10
New accounts opened (in thousands)       1,430     1,149       281        24        3,654     2,927      727       25
Credit cards issued (in thousands)      53,510    58,441    (4,931)       (8)
Number of FirstUSA.com customers
 (in millions)                             3.0       2.8       0.2         7
Paymentech:
   Bank card volume (in millions)    $  30,711  $ 28,237  $  2,474         9   $   88,748  $ 85,077  $ 3,671        4
   Total transactions (in millions)      1,063       935       128        14        3,019     2,795      224        8
---------------------------------------------------------------------------------------------------------------------

     The Corporation transforms a substantial portion of its credit card receivables into securities, which are sold to investors - a process referred to as securitization. Securitization impacts the Corporation's consolidated balance sheet by removing those credit card receivables that have been sold and by reclassifying those credit card receivables whose ownership has been transformed into certificate form (referred to as "Seller's Interest") from loans to investments. Gain or loss on the sale of credit card receivables, net of amortization of transaction costs and amortization from securitization repayments, is reported as securitization income. Securitization also impacts the Corporation's consolidated income statement by reclassifying interest income and fees, interchange income, credit losses and recoveries related to securitized receivables as securitization income. Credit card interest income and fees, interchange income, credit losses and recoveries related to credit card receivables whose ownership has been converted to certificate form are reclassified as investment income.

     The Corporation evaluates its Card Services line of business trends on a managed basis, which assumes that securitized receivables have not been sold and are still on the balance sheet. The Corporation manages its Card Services operations on a managed basis because the receivables that are securitized are subject to underwriting standards comparable to the owned portfolio and are serviced by operating personnel without regard to ownership. The Corporation believes that investors should be informed, and often request information, about the credit performance of the entire managed portfolio in order to understand the quality of the Card Services originations and the related credit risks inherent in the owned portfolio and retained interests in securitizations. In addition, the Corporation funds its Card Services operations, reviews operating results and makes decisions about allocating resources, such as employees and capital, on a managed basis. See "Loan Securitizations" on page 64 and Note 9, "Credit Card Securitizations," of the December 31, 2001 Annual Report for additional information related to the Corporation's securitization activity.

     The following table presents certain Card Services information on a managed basis.

                                         Three Months Ended September 30             Nine Months Ended September 30
                                    -----------------------------------------  ---------------------------------------
CARD SERVICES - MANAGED BASIS                                    Change                                    Change
                                                           ------------------                        -----------------
                                    2002 (21)     2001     Amount     Percent   2002 (21)     2001    Amount   Percent
----------------------------------------------------------------------------------------------------------------------
ENDING BALANCES (in billions):
   Owned(23)                        $    11.9   $    8.4   $   3.5         42%
   Seller's interest                     24.4       18.4       6.0         33
------------------------------------------------------------------
Loans on balance sheet                   36.3       26.8       9.5         35
Securitized loans                        32.9       40.0      (7.1)       (18)
------------------------------------------------------------------
Managed loans                            69.2       66.8       2.4          4
Managed assets                           73.4       70.8       2.6          4

AVERAGE MANAGED ASSETS (in
 billions):                              72.2       70.2       2.0          3   $    71.2   $  67.9  $    3.3        5%

CREDIT QUALITY (in millions):
Managed net charge-offs                   853        981      (128)       (13)      2,722     2,893      (171)      (6)
Managed net charge-off ratios:
   For the period                        5.00%      5.89%    (0.89)%                 5.43%     5.93%    (0.50)%
   12-month lagged(24)                   5.12       5.95     (0.83)                  5.58      5.81     (0.23)
Managed delinquency ratio:
   30+ days                              4.05       4.25     (0.20)
   90+ days                              1.68       1.80     (0.12)
----------------------------------------------------------------------------------------------------------------------

For additional footnote detail see pages 7 and 11.
(20) Net interest income-FTE did not have tax equivalent adjustments for the three months ended September 30, 2002 and 2001 or for the nine months ended September 30, 2002 and 2001.
(21) Results include the effect of consolidating Paymentech beginning in the first quarter of 2002. The impact to third quarter and year to date results was to increase net interest income by $3 million and $9 million, noninterest income by $75 million and $228 million, expense by $64 million and $201 million, respectively; there was no impact on net income.
(22) Restructuring-related charges (reversals) are discussed on page 47. Income before restructuring-related reversals, net of $7 million tax, was $833 million for the nine months ended September 30, 2002.
(23) Includes loans held for sale of $5.2 billion and $3.6 billion at September 30, 2002 and 2001, respectively. These amounts are not included in allowance coverage statistics. Prior periods have been recalculated to conform to current period presentation.
(24) The current period lagged loss rate includes nine months of Wachovia net credit losses while the prior period average loans only includes two months of Wachovia balances. The prior period lagged loss rate includes two months of Wachovia net credit losses while the 2001 average loans do not include Wachovia balances.

Quarterly Results
-----------------

     Card Services reported third quarter net income of $298 million, up $19 million, or 7%. While there was relatively no incremental impact to net income as a result of the consolidation in 2002 of the Corporation's interest in Paymentech, Inc., individual income and expense lines were affected.

     Total reported revenue was $1.2 billion for the quarter, an increase of $154 million. Net interest income was $35 million, up $10 million or 3% reflecting both higher owned loan balances and fees, offset by lower spreads. Noninterest income was $892 million, an increase of $144 million, or 19%. The consolidation of Paymentech contributed $75 million to this increase. Excluding the impact of Paymentech, the $69 million increase in noninterest income was the result of higher volume-related revenue and higher income earned on securitized loans.

     Noninterest expense totaled $615 million, an increase of $80 million, or 15%. The consolidation of Paymentech contributed $64 million to this increase. Excluding the impact of Paymentech, the $16 million increase in noninterest expense was a result of higher marketing expense, partially offset by lower processing costs.

     The reported provision for credit losses was $148 million, an increase of $30 million or 25%, as a result of portfolio growth. Owned loans as of September 30, 2002, totaled $11.9 billion, an increase of $3.5 billion. The reported charge-
     off rate was 4.99%, down from 5.95% in the prior year and 5.62% in the prior quarter. The reported 30-day delinquency rate was 2.74%, down from 3.19% in the year-ago quarter and up from 2.15% in the second quarter.

     Managed loans were $69.2 billion at September 30, 2002, up $2.4 billion. Managed loans increased $3.3 billion from June 30, 2002. Card Services opened
1.4 million new credit card accounts during the quarter, a 24% increase from the third quarter of 2001.

     On a managed basis, provision for credit losses was $870 million, an 11% decline. Managed loans were $69.2 billion at September 30, 2002, an increase of $2.4 billion or 4%, reflecting lower attrition and increased organic growth. Charge-offs were 5.00%, down from 5.89% and 5.62% in the prior quarter.

     The 30-day delinquency ratio improved on both a reported and managed basis. Delinquency rates, on a reported basis, continue to be lower than on a managed basis because new originations represent a larger percentage of the on-balance sheet portfolio. On a reported basis, the 30-day delinquency ratio was 2.74%, down from 3.19% and unchanged from the prior quarter. The 30-day delinquency ratio on a managed basis was 4.05%, down from 4.25% and up from 3.83% in the prior quarter.

     Securitization gains were $11 million resulting from the securitization of $1.5 billion in credit card receivables. This compares with securitization gains of $20 million resulting from the securitization of $2.8 billion in credit card receivables in the previous quarter. In the year ago quarter, there were no new securitizations.

Year-to-Date Results
--------------------

     Card Services reported net income of $845 million, up $225 million, or 36%. The current period results reflected nine months of Wachovia earnings while the prior period results reflected two months of Wachovia earnings (following the addition of the Wachovia credit card business in the third quarter of 2001).

     Total reported revenue was $3.6 billion, up $726 million, or 26%. Net interest income was $878 million, down $71 million, or 7%, reflecting lower spreads partially offset by both higher owned loan balances and fees. Noninterest income was $2.7 billion, an increase of $797 million, or 42%. The consolidation of Paymentech contributed $228 million to this increase. Excluding the impact of Paymentech, the $569 million increase in noninterest income was the result of higher income earned on securitized loans and higher volume-related revenue.

     Noninterest expense totaled $1.8 billion, an increase of $250 million, or 16%. The consolidation of Paymentech contributed $201 million to this increase. Excluding the impact of Paymentech, the $49 million increase in noninterest expense was a result of higher marketing expense, partially offset by lower operating costs.

     The reported provision for credit losses was $363 million, an increase of $84 million, or 30%, as a result of portfolio growth.

     Securitization gains were $30 million resulting from the securitizations of $4.3 billion in credit card receivables. This compares with securitization gains of $28 million resulting from the securitization of $3.8 billion in credit card receivable.

INVESTMENT MANAGEMENT

     The Investment Management Group (IMG) provides investment, insurance, trust and private banking services to individuals. IMG also provides investment and investment related services, including retirement and custody services, securities lending and corporate trust to institutions.

                                         Three Months Ended September 30             Nine Months Ended September 30
                                       ------------------------------------     -------------------------------------
                                                               Change                                    Change
                                                          -----------------                         -----------------
(Dollars in millions)                    2002      2001    Amount   Percent        2002      2001    Amount   Percent
---------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA:
Net interest income-FTE(2)(25)         $  100    $  106   $    (6)       (6)%   $   320    $  317   $     3         1%

   Banking fees and commissions           127       125         2         2         401       354        47        13
   Service charges on deposits              5         4         1        25          14        12         2        17
   Fiduciary and investment
    management fees                       181       187        (6)       (3)        558       559        (1)        -
   Other income                             2         1         1       N/M          13         7         6        86
-----------------------------------------------------------------             -----------------------------
   Total noninterest income               315       317        (2)       (1)        986       932        54         6
-----------------------------------------------------------------             -----------------------------
Total revenue, net of interest
 expense                                  415       423        (8)       (2)      1,306     1,249        57         5

Provision for credit losses                 3         9        (6)      (67)          8        25       (17)      (68)

   Salaries and employee benefits         142       140         2         1         422       430        (8)       (2)
   Other expense                          110       113        (3)       (3)        350       368       (18)       (5)
-----------------------------------------------------------------             -----------------------------
Total noninterest expense before
 merger and restructuring-related
 reversals                                252       253        (1)        -         772       798       (26)       (3)
Restructuring-related reversals(26)         -         -         -         -          (1)        -        (1)        -
-----------------------------------------------------------------             -----------------------------
Total noninterest expense                 252       253        (1)        -         771       798       (27)       (3)
-----------------------------------------------------------------             -----------------------------
Income before income taxes                160       161        (1)       (1)        527       426       101        24
   Applicable income taxes                 60        60         -         -         197       160        37        23
-----------------------------------------------------------------             -----------------------------
Net income                             $  100    $  101   $    (1)       (1)    $   330    $  266   $    64        24
---------------------------------------------------------------------------------------------------------------------
Memo - Insurance revenues              $  104    $  115   $   (11)      (10)%   $   343    $  319   $    24         8%

FINANCIAL PERFORMANCE:
Return on equity                           36%       36%        -%                   40%       36%        4%
Efficiency ratio                           61        60         1                    59        64        (5)
Headcount-full-time                     5,925     6,253      (328)       (5)

ENDING BALANCES (in billions):
Loans                                  $  7.1    $  7.0   $   0.1         1
Assets                                    8.7       8.5       0.2         2

   Demand deposits                        2.6       2.1       0.5        24
   Savings                                3.9       2.9       1.0        34
   Time                                   3.3       3.3         -         -
   Foreign offices                        0.3       0.2       0.1        50
-----------------------------------------------------------------
Total deposits                           10.1       8.5       1.6        19

Equity                                    1.1       1.1         -         -
AVERAGE BALANCES (in billions):
Loans                                  $  7.0    $  6.9   $   0.1         1     $   7.0    $  6.9   $   0.1         1
Assets                                    8.5       8.2       0.3         4         8.5       8.1       0.4         5

   Demand deposits                        2.0       1.9       0.1         5         2.0       1.9       0.1         5
   Savings                                3.9       2.8       1.1        39         3.9       2.7       1.2        44
   Time                                   3.3       3.3         -         -         3.3       3.3         -         -
   Foreign offices                        0.2       0.2         -         -         0.2       0.2         -         -
-----------------------------------------------------------------             -----------------------------
Total deposits                            9.4       8.2       1.2        15         9.4       8.1       1.3        16

Equity                                    1.1       1.1         -         -         1.1       1.0       0.1        10
-----------------------------------------------------------------             ---------------------------------------

                                         Three Months Ended September 30          Nine Months Ended September 30
                                      -------------------------------------   --------------------------------------
                                                               Change                                   Change
                                                          -----------------                      -------------------
                                         2002      2001    Amount   Percent      2002     2001    Amount     Percent
--------------------------------------------------------------------------------------------------------------------
CREDIT QUALITY (in millions):
Net charge-offs:
   Commercial                         $     2   $     7   $   (5)       (71)% $    3   $    17   $    (14)        (82)%
   Consumer                                 1         2       (1)       (50)       5         5          -           -
----------------------------------------------------------------              ---------------------------------------
Total net charge-offs                       3         9       (6)       (67)       8        22        (14)        (64)

Net charge-off ratios:
   Commercial                            0.23%     0.76%   (0.53)%              0.11%     0.68%     (0.57)%
   Consumer                              0.11      0.24    (0.13)               0.17      0.20      (0.03)
----------------------------------------------------------------              -----------------------------
Total net charge-off ratio               0.17      0.52    (0.35)               0.15      0.43      (0.28)

Nonperforming assets:
   Commercial                         $    39   $    37   $    2          5
   Consumer                                 8         3        5        N/M
----------------------------------------------------------------
Total nonperforming loans                  47        40        7         18
   Other, including OREO                    1         1        -          -
----------------------------------------------------------------
Total nonperforming assets                 48        41        7         17

Allowance for credit losses                25        25        -          -
Allowance to period end loans            0.35%     0.36%   (0.01)%
Allowance to nonperforming loans           53        61       (8)
Nonperforming assets to related
 assets                                  0.68      0.59     0.09

ASSETS UNDER MANAGEMENT
 ENDING BALANCES (in billions):
Mutual funds                          $  91.5   $  75.3   $ 16.2         22
Other                                    57.5      55.5      2.0          4
----------------------------------------------------------------
   Total                                149.0     130.8     18.2         14

BY TYPE:
Money market                             68.6      50.6     18.0         36
Equity                                   35.4      43.4     (8.0)       (18)
Fixed income                             45.0      36.8      8.2         22
----------------------------------------------------------------
   Total                                149.0     130.8     18.2         14

BY CHANNEL: (16)
Private Client Services                  42.4      48.9     (6.5)       (13)
Retail Brokerage                          6.7       7.0     (0.3)        (4)
Institutional                            70.2      57.5     12.7         22
Commercial Cash Sweep                     8.6       9.0     (0.4)        (4)
Capital Markets                           4.7       0.6      4.1        N/M
External(27)                              8.4       1.9      6.5        N/M
All other direct(28)                      8.0       5.9      2.1         36
----------------------------------------------------------------
   Total                                149.0     130.8     18.2         14

MORNINGSTAR RANKINGS: (29)
% of 4 and 5 ranked funds                  48%       61%     (13)%
% of 3+ ranked funds                       93        90        3

TRUST ASSETS ENDING BALANCES:
Trust assets under
 administration (in billions)         $ 328.9   $ 333.8   $ (4.9)        (1)
---------------------------------------------------------------------------------------------------------------------

                                           Three Months Ended September 30             Nine Months Ended September 30
                                      ------------------------------------------------------------------------------------
                                                                   Change                                    Change
                                                             -------------------                       -------------------
                                         2002        2001     Amount    Percent     2002       2001     Amount    Percent
--------------------------------------------------------------------------------------------------------------------------
CORPORATE TRUST SECURITIES ENDING
 BALANCES:
Corporate trust securities under
 administration (in billions)         $  1,071.9   $ 917.1   $  154.8         17%

RETAIL BROKERAGE:
Mutual fund sales (in millions)              575       548         27          5   $ 1,792   $ 1,721   $     71          4%
Annuity sales                                752       683         69         10     2,363     1,789        574         32
---------------------------------------------------------------------              ----------------------------
   Total sales                             1,327     1,231         96          8     4,155     3,510        645         18

Number of customers - end of period
 (16)(in thousands)                          676       631         45          7
Market value customer assets - end
 of period (in billions):
   Brokerage                          $     16.1   $  15.5   $    0.6          4
   Annuity account value
    (in billions)                           10.6       7.9        2.7         34
---------------------------------------------------------------------
     Total market value(16)                 26.7      23.4        3.3         14
Number of registered sales
 representatives                             828       703        125         18
Number of licensed retail bankers          3,118     2,985        133          4

PRIVATE CLIENT SERVICES:
Number of Private Client advisors            675       658         17          3
Number of Private Client offices             105       105          -          -

Market value customer assets - end
 of period(16) (in billions)          $     61.7   $  71.0   $   (9.3)       (13)

Ending balances (in billions):
   Loans                                     7.0       6.8        0.2          3
   Deposits                                  8.3       7.0        1.3         19

Average balances (in billions):
   Loans                                     6.9       6.8        0.1          1       6.9       6.8        0.1          1
   Deposits                                  8.2       6.8        1.4         21       8.2       6.9        1.3         19
--------------------------------------------------------------------------------------------------------------------------

For additional footnote detail see pages 7, 11 and 15.
(25) Net interest income-FTE did not have tax equivalent adjustments for the three months ended September 30, 2002 and 2001 or for the nine months ended September 30, 2002 and 2001.
(26) Restructuring-related charges (reversals) are discussed on page 47. Income before restructuring-related reversals was $329 million for nine months ended September 30, 2002.
(27) Includes broker/dealers, trust companies, and registered investment advisors that sell, or offer, One Group funds.
(28) One Group funds invested in other One Group funds and other mutual funds sub-advised.
(29) Morningstar changed the rating process effective June 30, 2002 with no prior period restatements.

Quarterly Results
-----------------

     Investment Management net income totaled $100 million, down $1 million, or 1%, as lower revenue was mostly offset by lower provision expense.

     Assets under management were $149 billion, up $18.2 billion, or 14%, as a result of strong money market and fixed income asset growth, partially offset by a decline in equity assets, reflecting weak market conditions. One Group(R) mutual fund assets grew to $91.5 billion, up $16.2 billion, or 22%.

     Performance of One Group(R) funds remained strong despite the economic environment. The percent of client assets in funds rated in the top quartile was 48%, up from 45% in the second quarter, and 71% of assets were in funds rated in the top two quartiles, down from 74% in the second quarter, based on one-year Lipper rankings.

     Revenue decreased $8 million, or 2%, to $415 million, primarily as a result of the change in mix of assets under management from equities to money market and fixed income assets. This decline was partially offset by an 8% increase in the sale of mutual funds and annuities to retail clients. Revenue was down $32 million, or 7%, from the second quarter, primarily as a result of a change in mix of assets under management, lower average deposit balances, and a 9% decrease in the sales of mutual funds and annuities.

     Noninterest expense was $252 million, down $1 million, primarily driven by lower compensation costs. Overall headcount declined 5%, but the number of retail brokerage registered sales representatives and Private Client advisors increased 18% and 3%, respectively, as expected.

Year-to-Date Results
--------------------

     Investment Management reported year-to-date net income of $330 million, up $64 million, or 24%, driven by higher revenue, lower provision, and reduced expenses.

     Revenue increased $57 million, or 5%, to $1.3 billion, primarily driven by the 18% increase in the sale of mutual funds and annuities to retail clients and the 14% growth in assets under management.

     Noninterest expense was $771 million, down $27 million, or 3%, driven primarily by increased operating efficiencies, including lower compensation costs.

CORPORATE

     Corporate includes Treasury, fixed income and principal investment portfolios, mortgage servicing assets, unallocated corporate expenses, and any gains or losses from corporate transactions.

                                             Three Months Ended September 30                 Nine Months Ended September 30
                                      --------------------------------------------------------------------------------------------
                                                                    Change                                         Change
                                                            ----------------------                         -----------------------
(Dollars in millions)                     2002       2001       Amount     Percent       2002       2001       Amount      Percent
----------------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA:

Net interest income (expense)-FTE
 (2)(30)(31)                          $    (38)  $   (141)  $      103          73%  $   (175)  $   (582)  $      407           70%

   Banking fees and commissions             (8)         3          (11)        N/M        (17)        (5)         (12)         N/M
   Credit card revenue                       2         (1)           3         N/M          2         (2)           4          N/M
   Service charges on deposits               4          7           (3)        (43)        10         15           (5)         (33)
   Fiduciary and investment
    management fees                          -          -            -           -          1          1            -            -
   Investment securities gains
    (losses)                               (17)       (30)          13          43         62        (58)         120          N/M
   Trading (losses)                          -        (11)          11         N/M        (16)       (28)          12           43
   Other income                             22         34          (12)        (35)       135        240         (105)         (44)
----------------------------------------------------------------------               --------------------------------
Total noninterest income(32)                 3          2            1          50        177        163           14            9
----------------------------------------------------------------------               --------------------------------
Total revenue (loss), net of
 interest expense                          (35)      (139)         104          75          2       (419)         421          N/M

Provision for credit losses                  -          -            -           -         15          -           15          N/M

   Salaries and employee benefits          210        162           48          30        597        456          141           31
   Other expense                           (49)       (60)          11          18       (116)      (281)         165           59
----------------------------------------------------------------------               --------------------------------
Total noninterest expense before
 merger and restructuring-related
 reversals                                 161        102           59          58        481        175          306          N/M
Restructuring-related reversals(33)          -          -            -           -        (21)         -          (21)         N/M
----------------------------------------------------------------------               --------------------------------
Total noninterest expense(34)              161        102           59          58        460        175          285          N/M
----------------------------------------------------------------------               --------------------------------
Income (loss) before income taxes         (196)      (241)          45          19       (473)      (594)         121           20
Applicable income taxes (benefits)         (88)      (106)          18          17       (226)      (291)          65           22
----------------------------------------------------------------------               --------------------------------
Net income (loss)                     $   (108)  $   (135)  $       27          20   $   (247)  $   (303)  $       56           18
----------------------------------------------------------------------------------------------------------------------------------
FINANCIAL PERFORMANCE:
Headcount-full-time(14)                 14,386     13,938          448           3%

ENDING BALANCES (in billions):
Loans                                 $    0.7   $    0.4   $      0.3          75
Assets                                    58.2       49.4          8.8          18
Memo-
   Treasury investments(35)               36.0       29.6          6.4          22
   Principal investments(36)               2.4        3.0         (0.6)        (20)

Deposits                                  14.6       21.9         (7.3)        (33)

Equity                                     0.8       (0.8)         1.6         N/M

AVERAGE BALANCES (in billions):
Loans                                 $    0.2   $    0.8   $     (0.6)        (75)  $    0.3   $    0.8   $     (0.5)         (63)%
Assets                                    52.3       46.3          6.0          13       49.5       46.7          2.8            6

Deposits                                  13.3       23.3        (10.0)        (43)      14.4       25.9        (11.5)         (44)

Equity                                     1.0       (1.1)         2.1         N/M        0.4       (1.4)         1.8          N/M
----------------------------------------------------------------------------------------------------------------------------------

For additional footnote detail see pages 7, 11, 15 and 19.
(30) Net interest expense-FTE includes tax equivalent adjustments of $7 million and $6 million for the three months ended September 30, 2002 and 2001, respectively. For the nine months ended September 30, 2002 and 2001 tax equivalent adjustments were $24 million and $21 million, respectively.
(31) Net interest expense-FTE primarily includes Treasury results and interest spread on investment related activities.
(32) Noninterest income primarily includes the gains and losses from investment activities and other corporate transactions.
(33) Restructuring-related charges (reversals) are discussed on page 47. Loss before restructuring-related reversals, net of $8 million tax, was $260 million for nine months ended September 30, 2002.
(34) Noninterest expense primarily includes corporate expenses not allocated to the lines of business.
(35) Treasury investments may include U.S. government and agency debt securities, mortgage and other asset backed securities and other fixed income investments.
(36) Principal investments include primarily private equity investments and venture capital fund investments.

Quarterly Results
-----------------

     Corporate net loss was $108 million, compared with a net loss of $135 million.

     Net interest expense was $38 million, an improvement of $103 million, reflecting lower interest rates that reduced the Corporation's funding costs and higher average balances in the treasury investment portfolio. The Corporation experienced a $58 million improvement from the previous quarter, also reflecting an increase in the treasury investment portfolio.

     Noninterest income was $3 million, relatively unchanged from the prior year. Net investment securities losses were $17 million, compared to losses of $30 million in the prior year. This improvement reflected higher gains in the treasury investment portfolio, partially offset by higher losses in the principal investment portfolio.

     Compared to the previous quarter, noninterest income declined $141 million. In the second quarter, the Corporation reported a gain on the sale of the GE Monogram joint venture, partially offset by net writedowns in the investment portfolios. The valuation adjustments in the principal investment portfolio, in both the second and third quarters, were primarily a result of the overall decline in the value of the equity market, the interest rate environment and a decline in the value of private investments as a result of existing economic conditions. These valuation adjustments were lower in the third quarter compared to the previous quarter.

     Unallocated corporate expenses were $161 million, compared to $102 million in the prior year and $214 million in the previous quarter. The $59 million increase from the prior year reflected increases in salaries and employee benefits. The previous quarter included one-time charges of $89 million related to the insourcing of certain vendor contracts partially offset by a $21 million reversal of restructuring reserves. Adjusting for these items, unallocated corporate expenses would have been $146 million in the second quarter.

     In the second quarter, the Corporation began accounting for stock options and stock purchase plans at fair value and recognized $12 million of expense in Corporate. In the third quarter, the Corporation reported $16 million of expense and allocated $20 million of the year-to-date expense to the lines of business, with $8 million of expense remaining in Corporate.

Year-to-Date Results
--------------------

     Corporate had a net loss of $247 million, down $56 million, or 18%.

     Net interest expense was $175 million, down $407 million, or 70%, driven by lower interest rates that positively affected the Corporation's funding costs.

     Noninterest income was $177 million, up $14 million, or 9%. Net investment securities gains were $62 million, up $120 million, driven by higher gains in the treasury investment portfolio and the gain on the sale of the GE Monogram joint venture recognized in the second quarter of 2002. These gains were partially offset by net write-downs in the principal investment portfolio. The valuation adjustments in the principal investment portfolio in the first nine months of 2002 were primarily due to the market conditions resulting from the overall decline in the value of the stock market, the interest rate environment and a decline in the value of private investments due to existing economic conditions. Other income was $135 million, down $105 million, or 44%. The first quarter of 2001 included $73 million in gains from the sale of the Corporation's interest in EquiServe Limited Partnership and Star Systems, an ATM network.

     Provision for credit losses was $15 million, compared to zero in the prior year.

     Unallocated corporate expenses were $460 million, up $285 million, reflecting higher salaries and benefits and higher unallocated costs. Year-to-date 2002 included $89 million of expenses related to insourcing of certain vendor contracts and $8 million of expenses related to adopting the fair value method of accounting for stock option and stock purchase plans.

                              CONSOLIDATED RESULTS

Net Interest Income

     Net interest income includes spreads on earning assets as well as items such as loan fees, cash interest collections on problem loans, dividend income, interest reversals, and income or expense on derivatives used to manage interest rate risk.

                                           Three Months Ended September 30                Nine Months Ended September 30
                                      ---------------------------------------------------------------------------------------
                                                                    Change                                       Change
                                                             -------------------                         --------------------
(Dollars in millions)                      2002       2001     Amount    Percent        2002       2001    Amount     Percent
-----------------------------------------------------------------------------------------------------------------------------
  Net interest income-FTE basis(1)    $   2,235  $   2,193   $     42         2%   $   6,548  $   6,496  $     52           1%
  Average earning assets                230,794    235,352     (4,558)       (2)     229,534    238,861    (9,327)         (4)
  Net interest margin                      3.84%      3.70%      0.14%                  3.81%      3.64%     0.17%
-----------------------------------------------------------------------------------------------------------------------------

(1) Net interest income-FTE includes tax equivalent adjustments of $38 million and $30 million for the quarters ended September 30, 2002 and 2001, respectively. For nine months ended September 30, 2002 and 2001, tax equivalent adjustments were $109 million and $93 million, respectively.

     Net interest income increased by $42 million, or 2%. Net interest margin increased by 14 basis points. Both increases are due to lower interest rates and improved balance sheet profitability. This reflected an increase in the percentage of funding provided by consumer deposits and net free funds, a reduction in relatively low margin commercial loans, and an increase in credit card assets.

Noninterest Income

     The components of noninterest income for the periods indicated are:

                                            Three Months Ended September 30               Nine Months Ended September 30
                                      ---------------------------------------------------------------------------------------
                                                                   Change                                      Change
                                                             --------------------                        --------------------
(Dollars in millions)                      2002       2001     Amount     Percent       2002       2001    Amount     Percent
-----------------------------------------------------------------------------------------------------------------------------
Banking fees and commissions          $     409  $     445   $    (36)         (8)% $  1,346  $   1,287  $     59           5%
Credit card revenue                         971        767        204          27      2,833      1,909       924          48
Service charges on deposits                 410        388         22           6      1,179      1,079       100           9
Fiduciary and investment
 management fees                            181        190         (9)         (5)       558        561        (3)         (1)
Investment securities gains (losses)        (29)       (42)        13         (31)        49        (69)      118         N/M
Trading                                     149         70         79         N/M        235        196        39          20
Other income (losses)                      (108)        35       (143)        N/M        (33)       288      (321)        N/M
---------------------------------------------------------------------              ------------------------------
  Total noninterest income            $   1,983  $   1,853   $    130           7   $  6,167  $   5,251  $    916          17
Noninterest income to total revenue        47.4%      46.1%       1.3%                  48.9%      45.1%      3.8%
-----------------------------------------------------------------------------------------------------------------------------

N/M - Not meaningful.

     Components of noninterest income that are primarily related to a single business segment are discussed within that business segment.

     Banking fees and commissions decreased by $36 million, or 8%, primarily as a result of lower mortgage-related revenue, lower revenue from the intentional reduction of non-branded ATMs, lower loan syndication fees and decreased levels of investment grade underwriting fees. For the first nine months of 2002, banking fees and commissions increased by $59 million, or 5%. This increase was primarily the result of increased annuity and mutual fund sales, as well as from growth in asset-backed finance underwriting fees and multiple other capital markets businesses, partially offset by lower mortgage-related revenue.

     Credit card revenue in the third quarter of 2002 increased $204 million, or 27%, and by $924 million, or 48%, for the first nine months of 2002. These increases were due to the addition of the Wachovia credit card business in the third quarter of 2001, consolidation of Paymentech beginning January 1, 2002, higher volume-related revenue and higher income earned on securitized loans.

     Service charges on deposits increased $22 million for the third quarter of 2002 and by $100 million for the first nine months of 2002. These increases primarily reflected improvement in Global Treasury Services as clients shifted their payment method to fees due to the lower value of their compensating deposit balances.

     Net investment securities losses were $29 million for the third quarter of 2002, compared to $42 million in the year ago quarter. For the first nine months ended 2002, net investment gains were $49 million compared to losses of $69 million in the previous year. The year to date period includes the gain on sale of the GE Monogram joint venture, partially offset by net writedowns in the investment portfolios.

     Trading produced gains of $149 million in the third quarter, compared to $70 million in the third quarter of 2001, an increase of $79 million. For the first nine months of 2002, trading revenue increased $39 million, or 20%. These gains were primarily the result of an increase in the fair value of credit derivatives used to hedge the commercial loan portfolio and limit exposures for specific credits, partially offset by lower results across multiple trading products.

     Other income for the third quarter and for the nine months ended September 30, 2002, decreased $143 million and $321 million, respectively. These decreases were primarily a result of writedowns of tax-advantaged investments and leases, mortgage-related losses as well as the consolidation of Paymentech. Gains on the sale of ownership interests in EquiServe Limited Partnership and Star Systems recognized in the prior year also contributed to the decrease for the nine months ended September 30, 2002.

Noninterest Expense

     The components of noninterest expense for the periods indicated are:

                                            Three Months Ended September 30               Nine Months Ended September 30
                                      ---------------------------------------------------------------------------------------
                                                                  Change                                        Change
                                                            ---------------------                        --------------------
(Dollars in millions)                      2002       2001     Amount     Percent       2002       2001    Amount     Percent
-----------------------------------------------------------------------------------------------------------------------------
Salaries and employee benefits:
  Salaries                            $     970  $     916   $     54           6%  $  2,831  $   2,721  $    110           4%
  Employee benefits                         160        130         30          23        496        417        79          19
---------------------------------------------------------------------               -----------------------------
    Total salaries and employee
     benefits                             1,130      1,046         84           8      3,327      3,138       189           6
Occupancy                                   159        175        (16)         (9)       487        506       (19)         (4)
Equipment                                   109        107          2           2        311        347       (36)        (10)
Outside service fees and processing         304        303          1         N/M        976        872       104          12
Marketing and development                   291        212         79          37        813        634       179          28
Telecommunication                            74        105        (31)        (30)       309        309         -           -
Other intangible amortization                32         30          2           7         94         69        25          36
Goodwill amortization                         -         17        (17)        N/M          -         52       (52)        N/M
Other expense                               316        308          8           3        944        921        23           2
---------------------------------------------------------------------               -----------------------------
    Total noninterest expense before
     merger and restructuring-related
     reversals                            2,415      2,303        112           5      7,261      6,848       413           6
Merger and restructuring-related
 reversals                                    -          -          -           -        (63)        (3)      (60)        N/M
---------------------------------------------------------------------               -----------------------------
    Total noninterest expense             2,415      2,303        112           5      7,198      6,845       353           5
-----------------------------------------------------------------------------------------------------------------------------
Employees                                73,535     75,801     (2,266)         (3)
Efficiency ratio                           57.3%      56.9%       0.4%                  56.6%      58.3%     (1.7)%
-----------------------------------------------------------------------------------------------------------------------------

N/M - Not meaningful.

     Components of noninterest expense that are primarily related to a single business segment are discussed within that business segment.

     Salaries and employee benefits in the third quarter and for the first nine months of 2002 increased 8% and 6%, respectively. These increases were due to increased incentive compensation and the consolidations of Paymentech and Anexsys, partially offset by savings from reduced headcount. Salaries and employee benefits for the first nine months of 2002 also included $28 million expense related to adopting the fair value method of accounting for stock option and stock purchase plans.

     Outside service fees and processing expense remained relatively unchanged in the current quarter and increased $104 million, or 12%, in the first nine months of 2002. Contributing to the increase in outside service fees and processing expenses for the first nine months of 2002 were increased contract programming charges related to the Corporation's conversion efforts and terminating and renegotiating certain vendor contracts.

     Marketing and development expense increased in the third quarter and first nine months of 2002 by 37% and 28%, respectively, primarily due to increased advertising expenditures for Card Services and certain Retail products.

     Telecommunication expense decreased $31 million in the third quarter primarily due to lower servicing expenses resulting from terminating and renegotiating certain vendor contracts in the second quarter 2002.

     Other intangible amortization in the third quarter remained relatively unchanged and increased $25 million for the first nine months of 2002, primarily due to the amortization of purchased credit card relationships associated with the addition of the Wachovia credit card business. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", the Corporation no longer amortizes goodwill and thus did not incur any goodwill amortization expense in the first nine months of 2002.

     Other expense in the third quarter and the first nine months of 2002 increased by $8 million and $23 million, respectively, primarily due to systems conversion costs. The Corporation successfully completed the Michigan and Florida conversion during the second quarter. The last major conversion, Illinois, the largest and most complicated to date, is on track to be completed in the fourth quarter.

     As a result of the Significant Items noted on pages 41-42 of the Corporation's 2001 Annual Report and restructuring plans initiated in 2000 and 2001, the Corporation expects noninterest expense, before restructuring-related charges and the addition of Paymentech, Inc. and Anexsys, LLC, will be in the range of $9.4 billion to $9.6 billion for 2002, which represents a reduction in annualized noninterest expense of approximately $1.2 billion and decreased headcount of approximately 9,000 employees from June 30, 2000.

Applicable Income Taxes

     The Corporation's income before income taxes, applicable income tax expense and effective tax rate for each of the periods indicated are:

                                       Three Months Ended September 30    Nine Months Ended September 30
                                      --------------------------------------------------------------------
(Dollars in millions)                      2002                2001              2002             2001
----------------------------------------------------------------------------------------------------------
Income before income taxes and
 cumulative effect of change in
 accounting principle                 $        1,178     $        1,093      $      3,549     $      3,064
Applicable income taxes                          355                339             1,096              923
Effective tax rate                              30.1%              31.0%             30.9%            30.1%
----------------------------------------------------------------------------------------------------------

     Applicable income tax expense for all periods included benefits for tax-exempt income, tax-advantaged investments and general business tax credits, offset by the effect of nondeductible expenses.

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

     The following discussion of the Corporation's risk management processes focuses primarily on developments since June 30,2002. The Corporation's risk management processes for liquidity, market, credit and operational risks have not substantially changed from year-end and are described in detail in the Corporation's 2001 Annual Report, beginning on page 47.

     At September 30, 2002, the Corporation and its principal banks had the following long- and short-term debt ratings:

                                                              Senior
                               Short-Term Debt            Long-Term Debt
-------------------------------------------------------------------------
                            S & P        Moody's      S & P       Moody's
-------------------------------------------------------------------------
The Corporation (parent)     A-1          P-1           A          Aa3
Principal banks              A-1          P-1           A+         Aa2
-------------------------------------------------------------------------

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

     For trading portfolios, value-at-risk measures the maximum fair value the Corporation could be reasonably expected to lose on a trading position, given a specified confidence level and time horizon. Value-at-risk limits and exposure are monitored daily for each significant trading portfolio. Stress testing is similar to value-at-risk except that the confidence level is geared to capture more extreme, less frequent market events.

     Value-at-risk was not calculated for credit derivatives used to hedge specific credits in the loan portfolio. However, stress testing is regularly performed for these credit derivative positions. See discussion of credit derivatives on page 37.

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

     The value-at-risk in the Corporation's trading portfolio was as follows:
(excluding credit derivatives used to hedge specific credits in the loan portfolio with a notional amount of $6.1 billion and $5.4 billion at September 30, 2002 and June 30, 2002, respectively).

                                                       THIRD QUARTER 2002
                                   SEPTEMBER 30    -------------------------     June 30
(In millions)                              2002    AVERAGE     HIGH      LOW        2002
----------------------------------------------------------------------------------------
Risk type:
  Interest rate                    $         14    $    13  $    15  $    11   $      11
  Commodity price                             -          -        2        -           -
  Currency exchange rate                      -          -        1        -           1
  Equity                                      1          1        1        -           1
  Diversification benefit                     -          -      N/A      N/A          (1)
----------------------------------------------------------------------------------------
Aggregate portfolio market risk    $         15    $    14  $    15  $    12   $      12
----------------------------------------------------------------------------------------

     Interest rate risk was the predominant type of market risk incurred during the third quarter of 2002. At September 30, 2002, approximately 93% of primary market risk exposures were related to interest rate risk. Exchange rate, equity and commodity risks accounted for 7% of primary market risk exposures.

Structural Interest Rate Risk Management

     Interest rate risk exposure in the Corporation's core non-trading business activities, i.e., asset/liability management ("ALM") position, is a result of reprice, option, basis and yield curve risk associated with both on- and off-balance sheet positions. The position is measured using sophisticated risk management tools, including earnings simulation and economic value of equity sensitivity analysis, to capture short-term and long-term interest rate risk exposures.

     Earnings simulation analysis, or earnings-at-risk, measures the sensitivity of pretax earnings to various interest rate movements. The base-care scenario is established using current interest rates. The comparative scenarios assume an immediate parallel shock in increments of +/- 100 basis point rate movements (see table below) and primarily reflect the repricing and option risk embedded in the current balance sheet.

     The Corporation's 12-month pre-tax earnings sensitivity profile as of September 30, 2002 and June 30, 2002 is as follows:

                                                      Immediate Change
                                                          in Rates
-------------------------------------------------------------------------------
(In millions)                                       -100 bp         +100 bp
-------------------------------------------------------------------------------
September 30, 2002                              $          (69)  $           52
-------------------------------------------------------------------------------
June 30, 2002                                   $         (112)  $          (52)
-------------------------------------------------------------------------------

     Parallel shocks are effective when used to measure trends in interest rate risk exposure, but are limited in terms of analytical scope. Numerous alternative scenarios are reviewed internally, including more gradual and severe rate movements and non-parallel rate shifts. These scenarios are intended to provide a more comprehensive view of the Corporation's interest rate risk exposure by further detailing reprice, option, yield curve and basis risk.

     Based on these scenarios the Corporation is negatively impacted by rapid increases in short-term interest rates, particularly if they exceed 200 basis points. If the rapid increase in short term rates is not prolonged the negative impact is generally short lived due to asset repricing. Furthermore, the impact of increasing short-term rates is partially mitigated when rates increase more than 375 basis points and the rate earned on a portion of the credit card portfolio moves above its contractual floor.

     Steeper yield curves typically benefit earnings, particularly when the increase in long-term rates is not accompanied by increasing short-term rates. Falling long-term rates negatively impact earnings and can also expose additional option risk. The Corporation's basis risk is largely the result of corporate and consumer demand for Prime based loan products. Declines in the Prime rate relative to bank funding costs will result in decreased earnings.

     Management regularly reviews alternative strategies to manage the Corporation's exposure to interest rate movements under a wide rate of market based outcomes, balancing the risk and returns against the cost of incremental strategies. During the quarter, the Corporation's earnings sensitivity to rising interest rates declined, in part due to a change in the market's expectation for future interest rate movements and the resultant effect on balance sheet cash flows and trends.

     Modeling the sensitivity of earnings to interest rate risk is highly dependent on the numerous assumptions embedded in the model. While earnings sensitivity analysis incorporates management's best estimate of interest rate and balance sheet dynamics under various market rate movements, the actual behavior and resulting earnings impact will likely differ from that projected.

                          CREDIT PORTFOLIO COMPOSITION

Selected Statistical Information

     The significant components of credit risk and the related ratios for the periods indicated are as follows:

                                      SEPTEMBER 30        June 30       March 31      December 31   September 30
(Dollars in millions)                         2002           2002           2002             2001           2001
----------------------------------------------------------------------------------------------------------------
Loans outstanding(1)                 $     150,389   $    147,728    $   152,126    $     156,733   $    164,251
Average loans                              148,152        149,674        154,942          160,150        165,416

Nonperforming loans(1)                       3,521          3,720          3,737            3,551          3,112
Other, including OREO                          214            204            197              137            116
----------------------------------------------------------------------------------------------------------------
   Nonperforming assets                      3,735          3,924          3,934            3,688          3,228

Allowance for credit losses                  4,518          4,521          4,520            4,528          4,479
Net charge-offs                                573            607            663              717            566
Nonperforming assets to related
 assets(2)                                    2.48%          2.65%          2.58%            2.35%          1.96%
Allowance to period end loans                 3.17           3.19           3.06             2.97           2.81
Allowance to nonperforming loans               132            125            123              128            144
Net charge-offs to average loans              1.55           1.62           1.71             1.79           1.37
Allowance to net charge-offs                   197            186            170              158            198
----------------------------------------------------------------------------------------------------------------

(1) Includes loans held for sale of $93 million, $107 million and $69 million at September 30, 2002, June 30, 2002 and March 31, 2002, respectively. For December 31, 2001 and September 30, 2001, there were no nonperforming loans included in loans held for sale. These amounts are not included in allowance coverage statistics. Prior periods have been recalculated to conform to current period presentation.
(2) Related assets consist of loans outstanding, including loans held for sale, and other real estate owned

Loan Composition

     The Corporation's loan portfolios for the periods indicated are as follows:

                             September 30, 2002        June 30, 2002           March 31, 2002
---------------------------------------------------------------------------------------------
(Dollars in millions)          Amount   Percent      Amount    Percent      Amount    Percent
---------------------------------------------------------------------------------------------
Retail:
  Small business
   commercial               $   9,891         7%  $  10,027          7%  $   9,992          7%
  Home equity                  26,757        18      25,579         17      25,272         17
  Vehicle                      14,296        10      13,584          9      13,644          9
  Other personal                8,868         6       8,238          6       8,604          6
---------------------------------------------------------------------------------------------
    Core businesses            59,812        41      57,428         39      57,512         39
  Brokered home equity
   discontinued                 3,648         2       4,120          3       4,619          3
  Vehicle leases                4,204         3       4,722          3       5,431          4
---------------------------------------------------------------------------------------------
    Home equity
     discontinued/vehicle
     leases                     7,852         5       8,842          6      10,050          7
---------------------------------------------------------------------------------------------
    Total Retail               67,664        46      66,270         45      67,562         46
Commercial Banking:
  Corporate Banking:
    Commercial and
     industrial                17,388        12      17,912         12      20,226         13
    Commercial real
     estate                     8,557         6       8,433          6       8,731          6
    Lease financing             4,693         3       4,758          3       4,774          3
    Other                         514         -         670          -         975          -
---------------------------------------------------------------------------------------------
    Total Corporate
     Banking                   31,152        21      31,773         21      34,706         22
Middle Market:
  Commercial and
   industrial                  28,086        19      29,337         20      29,515         19
  Commercial real
   estate                       2,353         2       2,421          2       3,516          2
  Lease financing               1,039         1       1,092          1       1,156          1
  Other                           361         -         251          -         141          -
---------------------------------------------------------------------------------------------
    Total Middle Market        31,839        22      33,101         23      34,328         22
---------------------------------------------------------------------------------------------
    Total Commercial
     Banking                   62,991        43      64,874         44      69,034         44
Card Services                  11,924         7       9,115          6       7,396          5
IMG and Corporate               7,810         4       7,469          5       8,134          5
---------------------------------------------------------------------------------------------
Total                       $ 150,389       100%  $ 147,728        100%  $ 152,126        100%
---------------------------------------------------------------------------------------------

                             December 31, 2001     September 30, 2001
----------------------------------------------------------------------
(Dollars in millions)          Amount   Percent      Amount    Percent
----------------------------------------------------------------------
Retail:
  Small business
   commercial               $   9,947         6%  $   9,966          6%
  Home equity                  25,143        16      24,733         15
  Vehicle                      13,481         9      13,497          8
  Other personal                9,779         6       9,941          6
----------------------------------------------------------------------
    Core businesses            58,350        37      58,137         35
  Brokered home equity
   discontinued                 5,125         3       5,979          4
  Vehicle leases                6,155         4       6,855          4
----------------------------------------------------------------------
    Home equity
     discontinued/vehicle
     leases                    11,280         7      12,834          8
----------------------------------------------------------------------
    Total Retail               69,630        44      70,971         43
Commercial Banking:
  Corporate Banking:
    Commercial and
     industrial                22,268        14      25,287         15
    Commercial real
     estate                     8,975         6       9,391          6
    Lease financing             4,669         3       4,536          3
    Other                         731         -       1,279          -
----------------------------------------------------------------------
    Total Corporate
     Banking                   36,643        23      40,493         24
Middle Market:
  Commercial and
   industrial                  31,076        20      32,325         20
  Commercial real
   estate                       3,472         2       3,233          2
  Lease financing               1,053         1       1,049          1
  Other                           294         -         300          -
----------------------------------------------------------------------
    Total Middle Market        35,895        23      36,907         23
----------------------------------------------------------------------
    Total Commercial
     Banking                   72,538        46      77,400         47
Card Services                   6,786         5       8,400          5
IMG and Corporate               7,779         5       7,480          5
----------------------------------------------------------------------
Total                       $ 156,733       100%  $ 164,251        100%
----------------------------------------------------------------------

     Loans held for sale, which are classified as loans, are carried at lower of cost or fair value, totaled $7.9 billion and $4.2 billion at September 30, 2002 and December 31, 2001, respectively. At September 30, 2002, loans held for sale included Commercial Banking loans of $230 million, of which approximately $90 million were included in nonperforming loans, and Card Services and other consumer loans of $7.7 billion.

Commercial and Industrial Loans
-------------------------------

     Commercial and industrial loans represent commercial loans other than commercial real estate. At September 30, 2002, commercial and industrial loans totaled $45.5 billion, which represented 72% of the Commercial Banking portfolio.

     The more significant borrower industry concentrations of the Commercial Banking commercial and industrial portfolio for the periods indicated are as follows:

                                              September 30, 2002               June 30, 2002                March 31, 2002
-----------------------------------------------------------------------------------------------------------------------------------
(Dollars in millions)                       Outstanding    Percent (1)     Outstanding    Percent (1)     Outstanding   Percent (1)
-----------------------------------------------------------------------------------------------------------------------------------
  Wholesale trade                           $     3,945            8.7%   $      3,952            8.4%   $      4,066           8.2%
  Motor vehicles and parts/auto related           3,703            8.1           4,006            8.5           4,611           9.3
  Oil and gas                                     2,899            6.4           2,997            6.3           3,474           7.0
  Industrial materials                            2,604            5.7           2,863            6.1           3,140           6.3
  Business finance and leasing                    2,422            5.3           2,603            5.5           2,427           4.9
  Telephone, wireless and cable(2)                  462            1.0             522            1.1             518           1.0
-----------------------------------------------------------------------------------------------------------------------------------

(1) Total outstanding by industry concentration as a percentage of total commercial and industrial loans.
(2) Presented for informational purposes. Other industry concentrations precede this category but are not presented in this table.

Commercial Real Estate
----------------------

     Commercial real estate loans represent credit extended for real estate related purposes to borrowers or counterparties who are primarily in the real estate development or investment business and for which the primary source of repayment of the loan is from the sale, lease, rental, management, operations or refinancing of the property. At September 30, 2002, commercial real estate loans totaled $10.9 billion, which represented 17% of the Commercial Banking portfolio.

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

     The commercial real estate loan portfolio by both collateral location and property type for the periods indicated are as follows:

(Dollars in millions)                  September 30, 2002                 June 30, 2002                 March 31, 2002
---------------------------------------------------------------------------------------------------------------------------
                                                    Percent of                       Percent of                  Percent of
By Collateral Location:               Amount         Portfolio        Amount          Portfolio      Amount       Portfolio
                                  ---------------   ----------    ---------------    ----------    ----------    ----------
Illinois                          $         1,242           11%   $         1,245            11%   $    1,668            14%
Michigan                                    1,164           11              1,200            11         1,361            11
California                                  1,061           10              1,041            10           985             8
Texas                                         953            9                976             9         1,048             8
Ohio                                          820            7                793             7           835             7
Arizona                                       797            7                837             8           937             8
Indiana                                       408            4                431             4           496             4
Louisiana                                     391            3                392             4           439             4
Kentucky                                      360            3                357             3           352             3
Colorado                                      320            3                284             3           322             3
Other areas                                 1,627           15              1,675            15         1,877            15
Unsecured                                   1,266           12              1,103            10         1,397            11
Secured by other than
 real estate                                  501            5                520             5           530             4
---------------------------------------------------------------------------------------------------------------------------
  Total                           $        10,910          100%   $        10,854           100%   $   12,247           100%
---------------------------------------------------------------------------------------------------------------------------

By Property Type:

Apartment                         $         1,940           18%   $         1,916            18%   $    1,825            15%
Office                                      1,571           14              1,552            14         1,730            14
Retail                                      1,567           14              1,667            15         1,862            15
Single family residential
 development                                1,047           10              1,069            10         1,299            11
REIT/REOC                                     920            9                788             7         1,312            11
Industrial/warehouse                          878            8                857             8         1,230            10
Hotels                                        551            5                591             6           486             4
Residential lots                              450            4                368             3           420             3
Miscellaneous commercial
 income producing                           1,628           15              1,881            17         1,918            16
Miscellaneous residential
 developments                                 358            3                165             2           165             1
---------------------------------------------------------------------------------------------------------------------------
  Total                           $        10,910          100%   $        10,854           100%   $   12,247           100%
---------------------------------------------------------------------------------------------------------------------------

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

     The Corporation's nonperforming assets for the periods indicated are as follows:

                                             September 30      June 30    March 31    December 31    September 30
(Dollars in millions)                                2002         2002        2002           2001            2001
-----------------------------------------------------------------------------------------------------------------
Nonperforming Loans:
  Retail                                     $      1,434    $   1,349    $  1,402    $     1,344    $      1,155
  Commercial Banking:
    Corporate Banking                               1,010        1,161       1,170          1,154           1,051
    Middle Market Banking                           1,030        1,136       1,087            973             853
-----------------------------------------------------------------------------------------------------------------
    Total Commercial Banking(1)                     2,040        2,297       2,257          2,127           1,904
  IMG and Corporate                                    47           74          78             80              53
-----------------------------------------------------------------------------------------------------------------
    Total                                           3,521        3,720       3,737          3,551           3,112
Other, including other real estate owned              214          204         197            137             116
-----------------------------------------------------------------------------------------------------------------
  Total nonperforming assets                 $      3,735    $   3,924    $  3,934    $     3,688    $      3,228
-----------------------------------------------------------------------------------------------------------------

Nonperforming assets to related assets(2):           2.48%        2.65%       2.58%          2.35%           1.96%

Loans 90-days or more past due and
 accruing interest:
  Card Services                              $        132    $     112    $    100    $        96    $        114
  Other                                                 -            -           2              1               9
-----------------------------------------------------------------------------------------------------------------
    Total                                    $        132    $     112    $    102    $        97    $        123
-----------------------------------------------------------------------------------------------------------------

(1) Commercial Banking nonperforming loans at September 30, 2002 include $90 million of loans held for sale.
(2) Related assets consist of loans outstanding, including loans held for sale, and other real estate owned.

     Credit quality improved over the second quarter as nonperforming assets declined $189 million from the prior quarter. In Commercial Banking, nonperforming loans declined $257 million from the prior quarter. These declines are a result of risk management actions including: loan sales, distressed portfolio sales, and ongoing review of individual credits. The Corporation has established processes for identifying potential problem areas of the portfolio, which currently include exposure to energy, auto-related, telecommunications, and airlines. The Corporation will continue to monitor and manage these potential risks, however, concern remains due to the uncertain economic environment and the effects that may have on credit quality in future quarters.

     Nonperforming loans within Retail at September 30, 2002 were $1.4 billion, an increase of $85 million from second quarter 2002. This increase was primarily driven by discontinued segments of the brokered home equity business. Home equity loans are written down to net realizable value once a loan reaches 120 days delinquency. However, due to the time necessary to complete foreclosure and acquire title, real estate loans remain in nonperforming status for an extended period.

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

     The Corporation's net charge-offs for the periods indicated are as follows:

                                September 30, 2002                      June 30, 2002                        March 31, 2002
-----------------------------------------------------------------------------------------------------------------------------------
                           Net                                 Net                                  Net
                         charge-    Average   Net charge-    charge-    Average     Net charge-   charge-     Average   Net charge-
(Dollars in millions)     offs      balance    off rate        offs     balance       off rate      offs      balance    off rate
-----------------------------------------------------------------------------------------------------------------------------------
Retail                   $   202   $  66,829         1.21%   $    215   $  66,826          1.29%  $    265   $  69,228         1.53%
Commercial Banking:
  Corporate Banking          160      31,600         2.03         168      33,322          2.02        163      36,040         1.81
  Middle Market Banking       77      32,084         0.96         106      33,689          1.26        118      35,075         1.34
-----------------------------------------------------------------------------------------------------------------------------------
    Total Commercial
     Banking                 237      63,684         1.49         274      67,011          1.64        281      71,115         1.58
Card Services                131      10,523         4.99         118       8,459          5.58         97       7,217         5.38
IMG and Corporate              3       7,116            -           -       7,378             -         20       7,382            -
-----------------------------------------------------------------------------------------------------------------------------------
   Total                 $   573   $ 148,152         1.55%   $    607   $ 149,674          1.62%  $    663   $ 154,942         1.71%
-----------------------------------------------------------------------------------------------------------------------------------

                                           December 31, 2001                       September 30, 2001
-----------------------------------------------------------------------------------------------------------------
                                    Net                                          Net
                                  charge-      Average        Net charge-      charge-      Average   Net charge-
(Dollars in millions)               offs       balance         off rate         offs        balance     off rate
-----------------------------------------------------------------------------------------------------------------
Retail                           $      268   $   70,049             1.53%   $      209   $   71,682         1.17%
Commercial Banking:
  Corporate Banking                     164       38,065             1.72           131       41,410         1.27
  Middle Market Banking                 158       36,185             1.75            99       36,657         1.08
-----------------------------------------------------------------------------------------------------------------
    Total Commercial Banking            322       74,250             1.73           230       78,067         1.18
Card Services                           113        8,358             5.41           118        7,935         5.95
IMG and Corporate                        14        7,493                -             9        7,732            -
-----------------------------------------------------------------------------------------------------------------
   Total                         $      717   $  160,150             1.79%   $      566   $  165,416         1.37%
-----------------------------------------------------------------------------------------------------------------

     Net charge-offs decreased 6% during the third quarter of 2002 to $573 million from the second quarter of 2002, reflecting lower charge-offs in nearly all lines of businesses. The net charge-off rate decreased to 1.55% in the third quarter 2002 compared to 1.62% in the second quarter 2002.

Loan Sales

     A summary of the Corporation's Commercial Banking loan sales for the periods indicated is as follows:

                                                 September 30       June 30     March 31   December 31   September 30
(In millions)                                            2002          2002         2002          2001           2001
----------------------------------------------------------------------------------------------------------------------
Loans sold and loans transferred
 to loans held for sale:(1)
  Nonperforming loans                            $         139    $     208   $       99   $        18    $         42
  Other loans with credit related losses                   158          148          160            93              86
  Other loans                                              182          193          343           179             438
----------------------------------------------------------------------------------------------------------------------
    Total                                        $         479          549   $      602   $       290    $        566
----------------------------------------------------------------------------------------------------------------------

Losses on sale:
  Charge-offs:(2)
   Nonperforming loans                           $           5    $      39   $       48   $         8    $         11
   Other loans with credit related losses                    6           12           19            18              22
----------------------------------------------------------------------------------------------------------------------
    Total charge-offs                                       11           51           67            26              33
  Losses on loans sold and held for sale                    12           22            4            12              18
----------------------------------------------------------------------------------------------------------------------
    Total                                        $          23    $      73   $       71   $        38    $         51
----------------------------------------------------------------------------------------------------------------------

(1) Third quarter 2002 includes loans reclassified to loans held for sale of approximately $90 million, $105 million and $35 million in nonperforming, other loans with credit related losses and other loans, respectively.
(2) Charge-offs on loans reclassified to held for sale in the third quarter 2002 of approximately $2 million and $1 million are included in nonperforming and other loans with credit related losses, respectively.

     The Corporation sells Commercial Banking loans in the normal course of its business activities and is one alternative the Corporation uses to manage credit risk. These loans are subject to the Corporation's overall risk management practices. When a loan is sold, the gain or loss is evaluated to determine whether it resulted from credit deterioration or other conditions. Based upon this evaluation, losses resulting from credit deterioration are recorded as charge-offs. Losses deemed to be from other than credit deterioration are recorded as losses on sale. When a loan is sold or reclassified to loans held for sale, appropriate charge-offs are recorded. Subsequent writedowns in fair value on loans held for sale are reflected in other income/(loss).

     Loans classified as held for sale are carried at the lower of cost or market value. Accordingly, these loans are no longer included in the evaluation of the adequacy of the allowance for credit losses.

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

     The changes in the Corporation's allowance for credit losses for the periods indicated are as follows:

                                                    SEPTEMBER 30      June 30     March 31   December 31   September 30
(In millions)                                               2002         2002         2002          2001           2001
-----------------------------------------------------------------------------------------------------------------------
Balance, beginning of period                        $      4,521    $   4,520   $    4,528   $     4,479   $      4,229
Charge-offs:
 Retail:
   Small business commercial                                  21           28           18            29             24
   Home equity                                                66           67           89            83             50
   Vehicle                                                    67           56           82            75             61
   Other personal                                             29           38           41            39             39
-----------------------------------------------------------------------------------------------------------------------
     Core businesses                                         183          189          230           226            174
   Brokered home equity discontinued                          35           45           49            48             41
   Vehicle leases                                             20           19           34            33             31
-----------------------------------------------------------------------------------------------------------------------
     Home equity discontinued/vehicle leases                  55           64           83            81             72
     Total consumer                                          217          225          295           278            222
-----------------------------------------------------------------------------------------------------------------------
       Total Retail                                          238          253          313           307            246
-----------------------------------------------------------------------------------------------------------------------
 Commercial Banking:
   Corporate Banking:
     Commercial and industrial                               133          152          182           158            147
     Commercial real estate                                    8           19            2             8              1
     Lease financing                                          31           25            2            17              -
-----------------------------------------------------------------------------------------------------------------------
       Total Corporate Banking                               172          196          186           183            148
   Middle Market:
     Commercial and industrial                                71          113          126           165             96
     Commercial real estate                                   15            2            4             4              1
     Lease financing                                           4           19            5            19             11
-----------------------------------------------------------------------------------------------------------------------
       Total Middle Market                                    90          134          135           188            108
-----------------------------------------------------------------------------------------------------------------------
     Total Commercial Banking                                262          330          321           371            256
 Card Services                                               142          129          111           120            123
 IMG and Corporate                                             6            2           22            14             11
-----------------------------------------------------------------------------------------------------------------------
     Total charge-offs                                       648          714          767           812            636

Recoveries:
 Retail:
   Small business commercial                                   6            5            4             6              4
   Home equity                                                 8            9            7             5              5
   Vehicle                                                    14           15           17            15             16
   Other personal                                              3            4           15             5              4
-----------------------------------------------------------------------------------------------------------------------
     Core businesses                                          31           33           43            31             29
   Brokered home equity discontinued                           1            1            1             1              2
   Vehicle leases                                              4            4            4             7              6
-----------------------------------------------------------------------------------------------------------------------
     Home equity discontinued/vehicle leases                   5            5            5             8              8
     Total consumer                                           30           33           44            33             33
-----------------------------------------------------------------------------------------------------------------------
       Total Retail                                           36           38           48            39             37
-----------------------------------------------------------------------------------------------------------------------
 Commercial Banking:
   Corporate Banking:
     Commercial and industrial                                11           26           21            17             14
     Commercial real estate                                    1            2            2             2              3
     Lease financing                                           -            -            -             -              -
-----------------------------------------------------------------------------------------------------------------------
       Total Corporate Banking                                12           28           23            19             17
   Middle Market:
     Commercial and industrial                                12           24           14            24              8
     Commercial real estate                                    1            1            2             -              -
     Lease financing                                           -            3            1             6              1
-----------------------------------------------------------------------------------------------------------------------
       Total Middle Market                                    13           28           17            30              9
-----------------------------------------------------------------------------------------------------------------------
     Total Commercial Banking                                 25           56           40            49             26
 Card Services                                                11           11           14             7              5
 IMG and Corporate                                             3            2            2             -              2
-----------------------------------------------------------------------------------------------------------------------
     Total recoveries                                         75          107          104            95             70
-----------------------------------------------------------------------------------------------------------------------
Net charge-offs:
 Retail                                                      202          215          265           268            209
 Commercial Banking                                          237          274          281           322            230
 Card Services                                               131          118           97           113            118
 IMG and Corporate                                             3            -           20            14              9
-----------------------------------------------------------------------------------------------------------------------
   Total net charge-offs                                     573          607          663           717            566
-----------------------------------------------------------------------------------------------------------------------
Provision for credit losses                                  587          607          665           765            620
Transfers                                                    (17)           1          (10)            1            196
-----------------------------------------------------------------------------------------------------------------------
Balance, end of period                              $      4,518    $   4,521   $    4,520   $     4,528   $      4,479
-----------------------------------------------------------------------------------------------------------------------

Composition of Allowance for Credit Losses
------------------------------------------

     While the allowance for credit losses is available to absorb credit losses in the entire portfolio, allocations of the allowance for credit losses by line of business for the periods indicated are as follows:

                            September 30            June 30            March 31         December 31           September 30
                                    2002               2002                2002                2001                   2001
---------------------------------------------------------------------------------------------------------------------------
(Dollars in millions)      Amount    %       Amount     %       Amount     %        Amount     %         Amount        %
---------------------------------------------------------------------------------------------------------------------------
Retail                    $ 1,026     23%   $  1,029     23%   $  1,028      23%   $  1,027      23%    $    979         22%
Commercial Banking:
  Corporate Banking         1,706     38       1,706     38       1,706      38       1,714      38        1,714         38
  Middle Market             1,365     30       1,365     30       1,365      30       1,365      30        1,364         30
---------------------------------------------------------------------------------------------------------------------------
   Total Commercial
    Banking                 3,071     68       3,071     68       3,071      68       3,079      68        3,078         68
Card Services                 396      9         396      9         396       9         396       8          397          9
IMG and Corporate              25      -          25      -          25       -          26       1           25          1
---------------------------------------------------------------------------------------------------------------------------
   Total                  $ 4,518    100%   $  4,521    100%   $  4,520     100%   $  4,528     100%    $  4,479        100%
---------------------------------------------------------------------------------------------------------------------------

Components of Allowance for Credit Losses
-----------------------------------------

     The Corporation determines allowance levels based upon the probable losses in the credit portfolios. Several methodologies are employed for estimating probable losses. A detailed discussion of the process is presented in the Corporation's 2001 Annual Report beginning on page 60.

     The table below presents the components of the probable loss estimate for the periods indicated:

                                         September 30      June 30    March 31    December 31   September 30
(In millions)                                    2002         2002        2002           2001           2001
------------------------------------------------------------------------------------------------------------
Asset specific                           $        756   $      828   $     843    $       731   $        684
Expected loss                                   2,862        3,051       3,104          3,167          2,943
Stress                                            900          642         573            630            852
------------------------------------------------------------------------------------------------------------
  Total /1/                              $      4,518   $    4,521   $   4,520    $     4,528   $      4,479
------------------------------------------------------------------------------------------------------------

(1) The underlying assumptions, estimates and assessments made by management to determine the components of the allowance for credit losses are continually evaluated by management and updated to reflect management's judgments regarding economic conditions and various relevant factors impacting credit quality and inherent losses.

     The September 30, 2002 allowance for credit losses remained essentially flat compared with the prior periods. The asset specific and expected loss components of allowance for credit losses declined from June 30, 2002 reflecting some improvement in credit quality. However, this was offset by an increase in the stress component of the allowance for credit losses reflecting management's ongoing assessment and outlook of the probable losses inherent in the portfolio resulting from the overall economic environment.

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

Income Resulting from Derivative Financial Instruments

     The Corporation uses interest rate derivative financial instruments in asset and liability management activities to reduce structural interest rate risk, and the volatility of pre-tax income (see Structural Interest Rate Risk Management section on page 27). Pre-tax income reflects the effective use of these derivatives. Without their use, pre-tax income for the nine months ended September 30, 2002 and 2001, would have been higher by $109 million in 2002 and lower by $5 million in 2001.

     For cash flow hedges, the effective portion of the change in fair value of the hedging derivative is recorded in Accumulated Other Adjustments to Stockholders' Equity ("AOASE"), which is reclassified into earnings in a manner consistent with the earnings pattern of the underlying hedged instrument or transaction. At September 30, 2002, the total amount of such reclassification into earnings is projected to be a decrease in income of $286 million after-tax ($452 million pre-tax) over the next twelve months. These projections involve the use of currently forecasted interest rates over the next twelve months. These rates, and the resulting reclassifications into earnings, are subject to change.

     The amount of hedge ineffectiveness recognized for cash flow and fair value hedges for the nine months ended September 30, 2002 was a loss of $6 million. No component of a derivative instrument's gain or loss is excluded from the assessment of hedge effectiveness.

     The maximum length of time exposure to the variability of future cash flows for forecasted transactions hedged is 30 months. No events have occurred in 2002 that changed earnings from the discontinuance of cash flow hedges due to the determination that a forecasted transaction is no longer likely to occur.

     The Corporation uses credit derivatives, primarily single name credit default swaps, as one method of credit protection against the deterioration of credit quality on commercial loans and loan commitments. The change in fair value of credit derivative instruments is included in trading results in the Corporation's financial statements while any credit assessment change in the identified commercial credit exposure is reflected as a change in the allocated credit reserves. At September 30, 2002, the notional amount of credit derivatives protecting commercial credit exposure totaled $6.1 billion, and related trading revenue was $101 million and $100 million, respectively, for the three months and nine months ended September 30, 2002.

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

     The impact of these master netting agreements for the periods indicated are as follows:

                                                      September 30        June 30      March 31     December 31    September 30
(In millions)                                                 2002           2002          2002            2001            2001
-------------------------------------------------------------------------------------------------------------------------------
Gross replacement cost                                $     20,806   $     15,494   $    10,736   $      12,262   $      13,942
 Less: Adjustment due to master netting agreements          16,601         12,498         8,072           9,037          10,681
-------------------------------------------------------------------------------------------------------------------------------
  Balance sheet credit exposure                       $      4,205   $      2,996   $     2,664   $       3,225   $       3,261
-------------------------------------------------------------------------------------------------------------------------------

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

     At September 30, 2002, the notional value of ALM swaps linked to specific assets, liabilities or forecasted transactions was as follows:

                                            Receive Fixed              Pay Fixed
                                             Pay Floating       Receive Floating
-----------------------------------------------------------------------------------------------------
                                              Fair Value     Fair Value    Cash Flow
(In millions)                                   Hedge          Hedge         Hedge        Total Swaps
-----------------------------------------------------------------------------------------------------
Interest rate swaps associated with:
  Interest-bearing assets                    $        -     $       50    $   3,000      $     3,050
  Interest-bearing liabilities                    3,550              -       14,227           17,777
-----------------------------------------------------------------------------------------------------
    Total                                    $    3,550     $       50    $  17,227      $    20,827
-----------------------------------------------------------------------------------------------------

     Interest rate swaps used to adjust the interest rate sensitivity of certain interest-bearing assets and liabilities will not need to be replaced at maturity, since the corresponding asset or liability will mature along with the interest rate swap. The notional amount of such swaps totaled $13.8 billion at September 30, 2002.

              LOAN SECURITIZATIONS AND OFF-BALANCE SHEET ACTIVITIES

Loan Securitizations

     Investors in the beneficial interests of the securitized loans have no recourse against the Corporation under the securitization if cash flows generated from the securitized loans are inadequate to service the obligations of the special purpose entity. To help ensure that adequate funds are available in the event of a shortfall, the Corporation is required to deposit funds into cash spread accounts if the excess spread falls below certain minimum levels. Spread accounts are funded from excess spread that would normally be returned to the Corporation. In addition, various forms of other credit enhancements are provided to protect more senior investor interests from loss. Credit enhancements associated with credit card securitizations, such as cash collateral or spread accounts, totaled $132 million and $198 million at September 30, 2002 and 2001, respectively, and are classified on the balance sheet as other assets.

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

     The Corporation provides customers with off-balance sheet credit support through loan commitments, standby letters of credit and guarantees, as well as commercial letters of credit. Summarized credit-related financial instruments at September 30, 2002 are as follows:

                                                             Amount of Commitment Expiration Per Period
--------------------------------------------------------------------------------------------------------------
                                                                  Less Than     1 - 3      3 - 5       Over 5
(In billions)                                          Total        1 Year      Years      Years       Years
--------------------------------------------------------------------------------------------------------------
Unused credit card lines                             $   327.5   $     327.5   $      -   $     -     $      -
Unused loan commitments                                  128.1          95.4       21.8      10.6          0.3
Standby letters of credit and foreign office
 guarantees                                               21.4          13.7        5.8       1.5          0.4
Commercial letters of credit                               0.6           0.6          -         -            -
--------------------------------------------------------------------------------------------------------------

     Since many of the unused commitments are expected to expire unused or be only partially used, the total amount of unused commitments in the preceding table does not necessarily represent future cash requirements.

     In addition to owned banking facilities, the Corporation has entered into a number of long-term leasing arrangements to support the ongoing activities of the Corporation. The required payments under such commitments and long-term debt at September 30, 2002 are as follows:

                                                                                                              2007
(In millions)                                    2002        2003        2004         2005        2006   and After       Total
------------------------------------------------------------------------------------------------------------------------------
Operating leases                             $     67    $    252    $    217     $    170     $   152   $     890    $  1,748
Trust preferred capital securities                  -           -           -            -           -       3,315       3,315
Long-term debt, including capital leases        1,148       7,755       6,190        6,354       6,917      10,802      39,166
------------------------------------------------------------------------------------------------------------------------------
Total                                        $  1,215    $  8,007    $  6,407     $  6,524     $ 7,069   $  15,007    $ 44,229
------------------------------------------------------------------------------------------------------------------------------

     The Corporation assists its customers in obtaining sources of liquidity, by structuring financing transactions to sell customers' trade receivables or other financial assets to specialized financing entities that issue commercial paper. The

Corporation provides liquidity facilities and subordinated loans to the specialized financing entities, which totaled $37.3 billion and $1.1 billion, respectively, at September 30, 2002.

     In addition to customer financing transactions, these specialized financing entities fund, through the issuance of asset-backed commercial paper, other selected portfolios of marketable investments that are not reflected on the Corporation's balance sheet. Off-balance sheet liquidity lines provided by the Corporation associated with these transactions were $321 million at September 30, 2002.

     The Corporation also provides liquidity lines to commercial paper issuing specialized financing entities not sponsored by Bank One, which approximated $2.2 billion at September 30, 2002.

     In the normal course of business, the Corporation invests in venture capital and other investments. Commitments to fund such investments at September 30, 2002 totaled $1.1 billion.

     The Corporation is a participant in several operating joint venture initiatives where the Corporation has a majority equity interest in the entity; however, based on the terms of the joint venture arrangement, the ventures are jointly controlled and managed. The Corporation consolidated two joint ventures beginning in the first quarter of 2002 as management has exerted additional influence over these joint ventures. These consolidations did not have a net impact to the Corporation's consolidated net income. The Corporation's investment in the remaining joint venture totaled $30 million at September 30, 2002.

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

Selected Capital Ratios

     The Corporation aims to maintain regulatory capital ratios, including those of the principal banking subsidiaries, in excess of the well-capitalized guidelines under federal banking regulations. The Corporation maintains a well-capitalized regulatory position.
     The Corporation's capital ratios are as follows:

                                                                                                               Well-Capitalized
                                  September 30      June 30      March 31     December 31    September 30            Regulatory
                                          2002         2002          2002            2001            2001            Guidelines
--------------------------------------------------------------------------------------------------------------------------------
Risk-based capital ratios:
  Tier 1                                   9.5%         9.4%          9.0%            8.6%            8.4%                  6.0%
  Total                                   13.0         13.0          12.7            12.2            11.7                  10.0
Leverage ratio (1)                         9.0          9.1           8.6             8.2             8.1                     -
Common equity/assets                       8.0          8.0           8.0             7.5             7.5                     -
Tangible common equity/
 tangible reported assets                  7.2          7.1           7.1             6.8             6.7                     -
Tangible common equity/
 tangible managed assets                   6.4          6.3           6.2             5.9             5.8                     -
Double leverage ratio                      104          103           103             103             102                     -
Dividend payout ratio                       30           30            31              38              35                     -
--------------------------------------------------------------------------------------------------------------------------------

(1)  The minimum regulatory guideline is 3%.

     The components of the Corporation's regulatory risk-based capital and risk-weighted assets are as follows:

                                         September 30        June 30       March 31    December 31   September 30
(In millions)                                    2002           2002           2002           2001           2001
-----------------------------------------------------------------------------------------------------------------
Regulatory risk-based capital:
  Tier 1 capital                         $     23,428   $     23,039   $     22,513   $     21,749   $     21,330
  Tier 2 capital                                8,650          8,924          9,115          9,091          8,547
-----------------------------------------------------------------------------------------------------------------
    Total capital                              32,078         31,963         31,628         30,840         29,877
-----------------------------------------------------------------------------------------------------------------
Total risk weighted assets               $    247,050   $    246,032   $    249,128   $    253,330   $    254,943
-----------------------------------------------------------------------------------------------------------------

     In deriving Tier 1 and Total Capital, goodwill and other nonqualifying intangible assets are deducted for the periods indicated:

                                         September 30        June 30      March 31    December 31    September 30
(In millions)                                    2002           2002          2002           2001            2001
-----------------------------------------------------------------------------------------------------------------
Goodwill                                 $      1,829   $      1,829   $      1,840   $      1,560   $      1,577
Other nonqualifying intangibles                   215            237            251            207            289
-----------------------------------------------------------------------------------------------------------------
  Subtotal                                      2,044          2,066          2,091          1,767          1,866
Qualifying intangibles                            421            405            422            414            442
-----------------------------------------------------------------------------------------------------------------
  Total intangibles                      $      2,465   $      2,471   $      2,513   $      2,181   $      2,308
-----------------------------------------------------------------------------------------------------------------

     Goodwill and other intangibles increased in the first quarter 2002 primarily due to the consolidation of Paymentech, Inc.

     In November 2001, the U.S. banking regulators revised the risk based capital rules for the treatment of recourse arrangements, direct credit substitutes, asset and mortgage backed securities, and residual interests in securitization structures. Certain provisions of these rules became effective in the first quarter 2002, and beginning March 31, 2002 the ratios include the effect of these changes. The Corporation implemented the remaining provisions of these rules in the second quarter 2002. Under these rules, which were required to be adopted by the end of the year, accrued interest on securitized credit card receivables is treated as a form of retained recourse. The additional recourse amount had an adverse impact on the September 30, 2002, Tier 1 and Total Capital ratios of 0.20% and 0.24%, respectively. This change increased risk weighted assets and Total Capital by $5.1 billion and $106 million, respectively.

Dividend Policy

     The Corporation's common stock dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain an adequate capital level and alternative investment opportunities. The common stock dividend payout ratio is targeted in the range of 25% - 30% of earnings over time. On October 15, 2002, the Corporation declared its quarterly common cash dividend of 21 cents per share, payable on January 1, 2003.

Double Leverage

     Double leverage is the extent to which the Corporation's resources are used to finance investments in subsidiaries. Double leverage was 104% and 103% at September 30, 2002 and December 31, 2001, respectively. Trust Preferred Capital Securities of $3.3 billion at September 30, 2002 and June 30, 2002 were included in capital for purposes of this calculation.

Stock Repurchase Program

     On July 16, 2002, the Corporation's Board of Directors approved the repurchase of up to $2 billion of the Corporation's common stock, replacing the two previous buyback programs announced in September 2001 and May 1999. The timing of the purchases and the exact number of shares to be repurchased will depend on market conditions. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. In the third quarter 2002, the Corporation purchased 8.4 million shares of common stock at an average price of $37.44 per share pursuant to the current buyback program. There remains available $1.7 billion of common stock that may be repurchased under the Board authorization.

                           FORWARD-LOOKING STATEMENTS

     Management's Discussion and Analysis included herein contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, Bank One may make or approve certain statements in future filings with the Securities and Exchange Commission (the "Commission"), in press releases, and in oral and written statements made by or with Bank One's approval that are not statements of historical fact and may constitute forward-looking statements. Forward-looking statements may relate to, without limitation, Bank One's financial condition, results of operations, plans, objectives, future performance or business.

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

     Forward-looking statements involve risks and uncertainties. Actual conditions, events or results may differ materially from those contemplated by a forward-looking statement. Factors that could cause this difference-many of which are beyond Bank One's control-include the following, without limitation:

..    Local, regional and international business or economic conditions may differ from those expected.
..    The effects of and changes in trade, monetary and fiscal policies and laws, including the Federal Reserve Board's interest rate policies, may adversely affect Bank One's business.
..    The timely development and acceptance of new products and services may be different than anticipated.
..    Technological changes instituted by Bank One and by persons who may affect
     Bank One's business may be more difficult to accomplish or more expensive than anticipated or may have unforeseen consequences.
..    Acquisitions and integration of acquired businesses may be more difficult or expensive than expected.
..    The ability to increase market share and control expenses may be more difficult than anticipated.
..    Competitive pressures among financial services companies may increase significantly.
..    Changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) may adversely affect Bank One or its business.
..    Changes in accounting policies and practices, as may be adopted by regulatory agencies, the Public Company Accounting Oversight Board and the Financial Accounting Standards Board, may affect expected financial reporting.
..    The costs, effects and outcomes of litigation may adversely affect Bank One or its business.
..    Bank One may not manage the risks involved in the foregoing as well as anticipated.

     Forward-looking statements speak only as of the date they are made. Bank One undertakes no obligation to update any forward-looking statement to reflect subsequent circumstances or events.

                           CONSOLIDATED BALANCE SHEETS
                      BANK ONE CORPORATION and Subsidiaries

                                                                           SEPTEMBER 30      December 31     September 30
(Dollars in millions)                                                              2002             2001             2001
-------------------------------------------------------------------------------------------------------------------------
Assets
Cash and due from banks                                                   $      21,699    $      17,383    $      16,553
Interest-bearing due from banks                                                   2,960            1,030            3,307
Federal funds sold and securities under resale agreements                         8,062            9,347            9,459
Trading assets                                                                    6,367            6,167            5,952
Derivative product assets                                                         4,205            3,225            3,261
Investment securities                                                            66,129           60,883           52,070
Loans(1)                                                                        150,389          156,733          164,251
Allowance for credit losses                                                      (4,518)          (4,528)          (4,479)
-------------------------------------------------------------------------------------------------------------------------
  Loans, net                                                                    145,871          152,205          159,772
Other assets                                                                     18,894           18,714           19,878
-------------------------------------------------------------------------------------------------------------------------
  Total assets                                                            $     274,187    $     268,954    $     270,252
-------------------------------------------------------------------------------------------------------------------------

Liabilities
Deposits:
  Demand                                                                  $      30,870    $      32,179    $      29,958
  Savings                                                                        85,245           80,599           69,786
  Time:
    Under $100,000                                                               17,747           20,106           21,741
    $100,000 and over                                                            14,518           18,071           20,178
  Foreign offices                                                                15,656           16,575           20,722
-------------------------------------------------------------------------------------------------------------------------
    Total deposits                                                              164,036          167,530          162,385
Federal funds purchased and securities sold under repurchase agreements          15,499           13,728           16,696
Other short-term borrowings                                                      12,810           10,255           10,901
Long-term debt                                                                   39,166           40,103           41,046
Guaranteed preferred beneficial interest in the Corporation's junior
 subordinated debt                                                                3,315            3,315            3,315
Derivative product liabilities                                                    3,886            2,574            2,743
Other liabilities                                                                13,550           11,223           12,784
-------------------------------------------------------------------------------------------------------------------------
  Total liabilities                                                             252,262          248,728          249,870

Stockholders' Equity
Preferred stock                                                                       -                -              190
Common stock ($0.01 par value; authorized 4,000,000,000; issued
 1,181,382,304)                                                                      12               12               12
Surplus                                                                          10,224           10,311           10,332
Retained earnings                                                                12,423           10,707           10,413
Accumulated other adjustments to stockholders' equity                                26              (65)             203
Deferred compensation                                                              (177)            (121)            (138)
Treasury stock, at cost (14,865,928, 14,415,873 and 14,301,792 shares,
 respectively)                                                                     (583)            (618)            (630)
-------------------------------------------------------------------------------------------------------------------------
  Total stockholders' equity                                                     21,925           20,226           20,382
-------------------------------------------------------------------------------------------------------------------------
  Total liabilities and stockholders' equity                              $     274,187    $     268,954    $     270,252
-------------------------------------------------------------------------------------------------------------------------

(1) Includes loans held for sale of $7.9 billion, $4.2 billion and $4.8 billion at September 30, 2002, December 31, 2001 and September 30, 2001, respectively.

The accompanying notes are an integral part of this statement.

                         CONSOLIDATED INCOME STATEMENTS
                      BANK ONE CORPORATION and Subsidiaries

                                                                          Three Months Ended           Nine Months Ended
                                                                             September 30                September 30
                                                                       ----------------------------------------------------
(In millions, except per share data)                                         2002          2001          2002          2001
---------------------------------------------------------------------------------------------------------------------------
Net Interest Income:
Interest income                                                        $    3,535    $    4,179    $   10,486    $   13,485
Interest expense                                                            1,338         2,016         4,047         7,082
---------------------------------------------------------------------------------------------------------------------------
  Total net interest income                                                 2,197         2,163         6,439         6,403

Noninterest Income:
Banking fees and commissions                                                  409           445         1,346         1,287
Credit card revenue                                                           971           767         2,833         1,909
Service charges on deposits                                                   410           388         1,179         1,079
Fiduciary and investment management fees                                      181           190           558           561
Investment securities gains (losses)                                          (29)          (42)           49           (69)
Trading                                                                       149            70           235           196
Other income (losses)                                                        (108)           35           (33)          288
---------------------------------------------------------------------------------------------------------------------------
  Total noninterest income                                                  1,983         1,853         6,167         5,251
---------------------------------------------------------------------------------------------------------------------------
  Total revenue, net of interest expense                                    4,180         4,016        12,606        11,654

Provision for credit losses                                                   587           620         1,859         1,745

Noninterest Expense:
Salaries and employee benefits                                              1,130         1,046         3,327         3,138
Occupancy                                                                     159           175           487           506
Equipment                                                                     109           107           311           347
Outside service fees and processing                                           304           303           976           872
Marketing and development                                                     291           212           813           634
Telecommunication                                                              74           105           309           309
Other intangible amortization                                                  32            30            94            69
Goodwill amortization                                                           -            17             -            52
Other expense                                                                 316           308           944           921
---------------------------------------------------------------------------------------------------------------------------
  Total noninterest expense before merger and restructuring-related
   reversals                                                                2,415         2,303         7,261         6,848
---------------------------------------------------------------------------------------------------------------------------
Merger and restructuring-related reversals                                      -             -           (63)           (3)
---------------------------------------------------------------------------------------------------------------------------
Total noninterest expense                                                   2,415         2,303         7,198         6,845

Income before income taxes and cumulative effect of change in
 accounting principle                                                       1,178         1,093         3,549         3,064
Applicable income taxes                                                       355           339         1,096           923
---------------------------------------------------------------------------------------------------------------------------
Income before cumulative effect of change in accounting principle             823           754         2,453         2,141
Cumulative effect of change in accounting principle, net of taxes of
 ($25)                                                                          -             -             -           (44)
---------------------------------------------------------------------------------------------------------------------------
Net income                                                             $      823    $      754    $    2,453    $    2,097
---------------------------------------------------------------------------------------------------------------------------
Net income attributable to common stockholders' equity                        823           751         2,453         2,088
---------------------------------------------------------------------------------------------------------------------------
Earnings per share before cumulative effect of change in accounting principle:
  Basic                                                                $     0.71    $     0.64    $     2.10    $     1.82
  Diluted                                                                    0.70          0.64          2.08          1.82
---------------------------------------------------------------------------------------------------------------------------
Earnings per share:
  Basic                                                                $     0.71    $     0.64    $     2.10    $     1.79
  Diluted                                                                    0.70          0.64          2.08          1.78
---------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of this statement.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      BANK ONE CORPORATION and Subsidiaries

                                                                                Accumulated
                                                                                      Other
                                                                             Adjustments to                                   Total
                                    Preferred  Common             Retained    Stockholders'      Deferred   Treasury  Stockholders'
(In millions)                           Stock   Stock   Surplus   Earnings           Equity  Compensation      Stock         Equity
-----------------------------------------------------------------------------------------------------------------------------------
Balance-December 31, 2000           $     190  $   12  $ 10,487   $  9,060  $           (5)  $       (121) $    (988) $      18,635
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                                           2,097                                                    2,097
Change in fair value, investment
 securities-available for sale,
 net of taxes                                                                          382                                      382
Change in fair value of cash-flow
 hedge derivative securities,
 net of taxes                                                                         (171)                                    (171)
Translation loss,
 net of hedge results and taxes                                                         (3)                                      (3)
                                                                  ------------------------                            -------------
Net income and changes in
 accumulated other adjustments
 to stockholders' equity                                             2,097             208                                    2,305
Cash dividends declared:
  Common stock                                                        (735)                                                    (735)
  Preferred stock                                                       (9)                                                      (9)
Net issuance of common stock                               (157)                                                 403            246
Purchase of common stock                                                                                         (45)           (45)
Restricted stock awards granted,
 net of forfeitures and amortization                                                                  (17)                      (17)
Other                                                         2                                                                   2
-----------------------------------------------------------------------------------------------------------------------------------
Balance-September 30, 2001          $     190  $   12  $ 10,332   $ 10,413  $          203   $       (138) $    (630) $      20,382
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
Balance-December 31, 2001           $       -  $   12  $ 10,311   $ 10,707  $          (65)  $       (121) $    (618) $      20,226
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                                           2,453                                                    2,453
Change in fair value, investment
 securities-available for sale,
 net of taxes                                                                          491                                      491
Change in fair value of cash-flow
 hedge derivative securities,
 net of taxes                                                                         (399)                                    (399)
Translation loss,
 net of hedge results and taxes                                                         (1)                                      (1)
                                                                  ------------------------                            -------------
Net income and changes in
 accumulated other adjustments
 to stockholders' equity                                             2,453              91                                    2,544
Common stock cash dividends
 declared                                                             (737)                                                    (737)
Net issuance of common stock                               (132)                                                  35            (97)
Restricted stock awards granted,
 net of forfeitures and amortization                                                                  (56)                      (56)
Stock option grants                                          28                                                                  28
Other                                                        17                                                                  17
-----------------------------------------------------------------------------------------------------------------------------------
Balance-September 30, 2002          $       -  $   12  $ 10,224   $ 12,423  $           26   $       (177) $    (583) $      21,925
-----------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of this statement.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      BANK ONE CORPORATION and Subsidiaries

                                                                                           Nine Months Ended
                                                                                             September 30
                                                                                       ------------------------
(In millions)                                                                                2002          2001
---------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net income                                                                             $    2,453    $    2,097
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                                               388           423
  Cumulative effect of accounting change                                                        -            69
  Provision for credit losses                                                               1,859         1,745
  Investment securities (gains) losses, net                                                   (49)           69
  Net (increase) decrease in net derivative product assets and liabilities                    (96)          236
  Net increase in trading assets                                                             (198)       (3,241)
  Net decrease (increase) in other assets                                                     742          (753)
  Net increase in other liabilities                                                         1,650         2,070
  Merger-related and restructuring reversals                                                  (62)           (3)
  Other operating adjustments                                                                 282          (784)
---------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                   6,969         1,928

Cash Flows from Investing Activities:
Net decrease (increase) in federal funds sold and securities under resale agreements        1,285        (4,721)
Securities available for sale:
  Purchases                                                                               (45,746)      (41,756)
  Maturities                                                                                4,989        19,328
  Sales                                                                                    36,390        17,028
Credit card receivables securitized                                                         3,500         3,845
Net decrease in loans                                                                         212        12,221
Purchase of Wachovia credit card business                                                       -        (5,776)
Loan recoveries                                                                               286           247
Additions to premises and equipment                                                          (369)         (209)
Proceeds from sales of premises and equipment                                                  39            72
All other investing activities, net                                                           140           259
---------------------------------------------------------------------------------------------------------------
Net cash provided by investing activities                                                     726           538

Cash Flows from Financing Activities:
Net decrease in deposits                                                                   (3,424)       (4,722)
Net increase in federal funds purchased and securities under repurchase agreements          1,772         4,575
Net increase (decrease) in other short-term borrowings                                      2,564        (7,103)
Proceeds from issuance of long-term debt                                                    6,321        10,881
Repayment of long-term debt                                                                (7,754)       (8,997)
Repurchase of treasury stock                                                                 (494)          (45)
Cash dividends paid                                                                          (737)         (742)
Proceeds from issuance of trust preferred capital securities                                    -           825
Proceeds from issuance of common and treasury stock                                           265           164
All other financing activities, net                                                            55            23
---------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                                      (1,432)       (5,141)
Effect of exchange rate changes on cash and cash equivalents                                  (17)           34
---------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                                        6,246        (2,641)
Cash and Cash Equivalents at Beginning of Period                                           18,413        22,501
---------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                             $   24,659    $   19,860
---------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of this statement.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      BANK ONE CORPORATION and Subsidiaries

Note 1 - Summary of Significant Accounting Policies

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

Note 2 - New Accounting Pronouncements

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

Note 3 - Earnings Per Share

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

                                                                               Three Months Ended       Nine Months Ended
                                                                                  September 30            September 30
                                                                              ---------------------------------------------
(In millions, except per share data)                                               2002        2001        2002        2001
---------------------------------------------------------------------------------------------------------------------------
Income before cumulative effect of change in accounting principle             $     823   $     754   $   2,453   $   2,141
Cumulative effect of change in accounting principle, net of taxes of ($25)            -           -           -         (44)
---------------------------------------------------------------------------------------------------------------------------
Net income                                                                          823         754       2,453       2,097
Preferred stock dividends                                                             -          (3)          -          (9)
---------------------------------------------------------------------------------------------------------------------------
Net income attributable to common stockholders for basic and diluted EPS      $     823   $     751   $   2,453   $   2,088
---------------------------------------------------------------------------------------------------------------------------
Average shares outstanding                                                        1,162       1,168       1,163       1,166
Stock options                                                                         9           8          11           9
---------------------------------------------------------------------------------------------------------------------------
Average shares outstanding assuming full dilution                                 1,171       1,176       1,174       1,175
---------------------------------------------------------------------------------------------------------------------------
Earnings per share before cumulative effect of change in
 accounting principle:
  Basic                                                                       $    0.71   $    0.64   $    2.10   $    1.82
  Diluted                                                                          0.70        0.64        2.08        1.82

Earnings per share:
  Basic                                                                       $    0.71   $    0.64   $    2.10   $    1.79
  Diluted                                                                          0.70        0.64        2.08        1.78
---------------------------------------------------------------------------------------------------------------------------

Note 4 - Restructuring-Related Activity

a) Fourth Quarter 2001 Restructuring-Related Activity

     The Corporation recorded restructuring-related activity in the fourth quarter of 2001 for additional real estate and severance costs to accomplish more rapid expense reductions, accelerated systems conversions and other consolidations. Summarized below are the details of these restructuring-related activities:

                                                               Contractual
                                                               Obligations
                                              Personnel-         and Asset
(In millions)                              Related Costs        Writedowns             Total
--------------------------------------------------------------------------------------------
December 31, 2001 Reserve balance        $            76   $           278   $           354
   Amounts utilized                                   (2)             (134)             (136)
--------------------------------------------------------------------------------------------
March 31, 2002 Reserve balance                        74               144               218
   Reserve adjustments                               (21)              (21)              (42)
   Amounts utilized                                  (10)               (9)              (19)
--------------------------------------------------------------------------------------------
June 30, 2002 Reserve balance                         43               114               157
   Amounts utilized                                  (13)               (9)              (22)
--------------------------------------------------------------------------------------------
September 30, 2002 Reserve balance       $            30   $           105   $           135
--------------------------------------------------------------------------------------------

     Personnel-related costs initially recorded consisted primarily of severance costs related to identified staff reductions in the lines of business totaling approximately 6,900 positions for: the consolidation of various telephone banking and related sites and loan processing locations for Retail; the consolidation of call centers by Card Services; the closing of certain international locations and the consolidation of credit processing activities to one primary loan system for Middle Market Banking; and certain other consolidations. At September 30, 2002, approximately 2,100 of these identified employees have been terminated under these programs. During the 2002 second quarter, the reserve was adjusted for approximately 3,100 employees, primarily in the Retail and Card Services lines of business, due to changes in attrition and circumstances for elimination under these programs.

     Contractual obligations included the estimated costs associated with the lease and other contract termination costs incorporated in the business restructuring plans. Asset writedowns included leasehold write-offs related to leased properties following the decision to abandon such facilities, as well as in the case of fixed assets and capitalized software for which similar decisions were made. Actions under this overall restructuring plan are expected to be completed within a 3-6 month period. Certain contractual payments associated with these actions, as required, will extend beyond this 3-6 month time frame.

b) Second Quarter 2000 Restructuring-Related Activity

     Actions under this restructuring plan have been completed, with only payments of identified obligations remaining, which consist primarily of lease obligations. Unpaid amounts totaled $42 million as of September 30, 2002, and will be paid as required over the remaining contractual periods.

Note 5 - Business Segments

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

     For additional disclosures regarding the Corporation's segments see the "Business Segment Results" section beginning on page 3.

     The following table presents certain information regarding business segments:

                                                                  Provision for                           Identifiable assets at
                                       Total Revenues-FTE (1)    Income taxes (1)      Net Income (loss)        period-end
                                       -----------------------------------------------------------------------------------------
Three Months Ended September 30             2002         2001       2002       2001       2002       2001        2002       2001
--------------------------------------------------------------------------------------------------------------------------------
(In millions, except identifiable
  assets in billions)
Retail                                 $   1,545   $    1,580   $    189   $    163   $    354   $    304    $   71.0   $   75.0
Commercial Banking                         1,042        1,084         42         86        179        205        95.7      106.5
Card Services                              1,251        1,097        190        165        298        279        40.6       30.8
Investment Management                        415          423         60         60        100        101         8.7        8.5
Corporate                                    (35)        (139)       (88)      (106)      (108)      (135)       58.2       49.4
--------------------------------------------------------------------------------------------------------------------------------
   Total                               $   4,218   $    4,045   $    393   $    368   $    823   $    754    $  274.2   $  270.2
--------------------------------------------------------------------------------------------------------------------------------

                                                                   Provision for
                                       Total Revenues-FTE (1)     Income taxes (1)     Net Income (loss)
                                       ------------------------------------------------------------------
Nine Months Ended September 30           2002         2001        2002       2001       2002       2001
---------------------------------------------------------------------------------------------------------
(In millions)
Retail                                 $   4,721   $    4,814   $    570   $    534   $  1,056   $    960
Commercial Banking                         3,120        3,263        127        243        469        598
Card Services                              3,566        2,840        537        370        845        620
Investment Management                      1,306        1,249        197        160        330        266
Corporate                                      2         (419)      (226)      (291)      (247)      (303)
---------------------------------------------------------------------------------------------------------
Total before cumulative effect
 of change in accounting principle        12,715       11,747      1,205      1,016      2,453      2,141
Cumulative effect of change in
 accounting principle, net of
 taxes ($25)                                   -            -          -          -          -        (44)
---------------------------------------------------------------------------------------------------------
   Total                               $  12,715   $   11,747   $  1,205   $  1,016   $  2,453   $  2,097
---------------------------------------------------------------------------------------------------------

(1) Revenue and provision for income tax includes tax equivalent adjustments of $38 million and $30 million for quarters ended September 30, 2002 and 2001, respectively. For the nine months ended September 30, 2002 and 2001, tax equivalent adjustments were $109 million and $93 million, respectively.

Note 6 - Goodwill

     The impact of adopting SFAS No. 142 on net income and earnings per share adjusted to exclude amortization expense (net of taxes) related to goodwill is as follows:

                                            Three Months Ended        Nine Months Ended
                                               September 30             September 30
                                         -------------------------------------------------
(In millions)                                  2002         2001         2002         2001
------------------------------------------------------------------------------------------
Reported net income                      $      823   $      754   $    2,453   $    2,097
Goodwill amortization                             -           11            -           33
------------------------------------------------------------------------------------------
Adjusted net income                      $      823   $      765   $    2,453   $    2,130
------------------------------------------------------------------------------------------

Basic earnings per share:
Reported earnings per share              $     0.71   $     0.64   $     2.10   $     1.79
Goodwill amortization                             -         0.01            -         0.03
------------------------------------------------------------------------------------------
Adjusted basic earnings per share        $     0.71   $     0.65   $     2.10   $     1.82
------------------------------------------------------------------------------------------

Diluted earnings per share:
Reported earnings per share              $     0.70   $     0.64   $     2.08   $     1.78
Goodwill amortization                             -         0.01            -         0.03
------------------------------------------------------------------------------------------
Adjusted diluted earnings per share      $     0.70   $     0.65   $     2.08   $     1.81
------------------------------------------------------------------------------------------

Note 7 - Interest Income and Interest Expense

     Details of interest income and interest expense are as follows:

                                                                             Three Months Ended         Nine Months Ended
                                                                                September 30              September 30
                                                                           -------------------------------------------------
(In millions)                                                                    2002         2001         2002         2001
----------------------------------------------------------------------------------------------------------------------------
Interest Income
Loans, including fees                                                      $    2,464   $    3,191   $    7,482   $   10,388
Bank balances                                                                      13           19           40          126
Federal funds sold and securities under resale agreements                          36           96          116          348
Trading assets                                                                     65           78          190          246
Investment securities                                                             957          795        2,658        2,377
----------------------------------------------------------------------------------------------------------------------------
   Total interest income                                                        3,535        4,179       10,486       13,485
Interest Expense
Deposits                                                                          667        1,163        2,087        3,995
Federal funds purchased and securities sold under repurchase agreements            73          145          208          553
Other short-term borrowings                                                        77          113          172          594
Long-term debt                                                                    521          595        1,580        1,940
----------------------------------------------------------------------------------------------------------------------------
   Total interest expense                                                       1,338        2,016        4,047        7,082
----------------------------------------------------------------------------------------------------------------------------
Net Interest Income                                                             2,197        2,163        6,439        6,403
Provision for credit losses                                                       587          620        1,859        1,745
----------------------------------------------------------------------------------------------------------------------------
Net Interest Income After Provision for Credit Losses                      $    1,610   $    1,543   $    4,580   $    4,658
----------------------------------------------------------------------------------------------------------------------------

Note 8 - Investment Securities

     The summary of the Corporation's investment portfolio follows:

                                                                            Gross Unrealized     Gross Unrealized       Fair Value
September 30, 2002                                       Amortized Cost                Gains               Losses      (Book Value)
-----------------------------------------------------------------------------------------------------------------------------------
(In millions)
U.S. Treasury                                              $      1,275         $         31          $         -   $         1,306
U.S. government agencies                                         28,140                  697                  (34)           28,803
States and political subdivisions                                 1,152                   60                    -             1,212
Interests in credit card securitized receivables                 24,576                  108                    -            24,684
Other debt securities                                             5,491                   55                  (12)            5,534
Equity securities(1)                                              2,942                    1                   (1)            2,942
-----------------------------------------------------------------------------------------------------------------------------------
   Total available for sale securities                     $     63,576         $        952          $       (47)           64,481
-----------------------------------------------------------------------------------------------------------------------------------
Principal and other investments(2)                                                                                            1,648
                                                                                                                    ---------------
   Total investment securities                                                                                      $        66,129
-----------------------------------------------------------------------------------------------------------------------------------

(1) The fair values of certain securities for which market quotations were not available were estimated.
(2) The fair values of certain securities reflect liquidity and other market-related factors, and includes investments accounted for at fair value consistent with specialized industry practice.

     For the three months ended September 30, 2002, gross recognized gains and losses on investment securities were $426 million and $455 million, respectively. For the three months ended September 30, 2001, gross recognized gains and losses on investment securities were $226 million and $268 million, respectively.

     For the nine months ended September 30, 2002, gross recognized gains and losses on investment securities were $971 million and $921 million, respectively. For the nine months ended September 30, 2001, gross recognized gains and losses on investment securities were $647 million and $716 million, respectively.

Note 9 - Guaranteed Preferred Beneficial Interest in the Corporation's Junior Subordinated Debt

     At September 30, 2002, the Corporation sponsored ten trusts with a total aggregate issuance of $3.3 billion in trust preferred securities as follows:

                                                      Trust Preferred
----------------------------------------------------------------------------------------------
                                                                Initial
                                                            Liquidation
(Dollars in millions)              Issuance Date                  Value      Distribution Rate
----------------------------------------------------------------------------------------------
Capital VI                    September 28, 2001   $                525                   7.20%
Capital V                       January 30, 2001                    300                   8.00%
Capital IV                       August 30, 2000                    160             3-mo LIBOR
                                                                                     plus 1.50%
Capital III                      August 30, 2000                    475                   8.75%
Capital II                        August 8, 2000                    280                   8.50%
Capital I                     September 20, 1999                    575                   8.00%
First Chicago
  NBD Capital 1                 January 31, 1997                    250             3-mo LIBOR
                                                                                     plus 0.55%
First USA
  Capital Trust I(2)           December 20, 1996                    200                   9.33%
First Chicago
  NBD Institutional
  Capital A                     December 3, 1996                    500                   7.95%
First Chicago
  NBD Institutional
  Capital B                     December 5, 1996                    250                   7.75%
------------------------------------------------------------------------------------------------

                                           Junior Subordinated Debt Owned by Trust
------------------------------------------------------------------------------------------------
                                           Initial
                                         Principal                                    Redeemable
(Dollars in millions)                       Amount               Maturity              Beginning
------------------------------------------------------------------------------------------------
Capital VI                           $       541.2       October 15, 2031       October 15, 2006
Capital V                                    309.3       January 30, 2031       January 30, 2006
Capital IV                                   164.9      September 1, 2030      September 1, 2005

Capital III                                  489.7      September 1, 2030         See (1) below.
Capital II                                   288.7        August 15, 2030        August 15, 2005
Capital I                                    592.8     September 15, 2029     September 20, 2004
First Chicago
  NBD Capital 1                              257.7       February 1, 2027       February 1, 2007

First USA
  Capital Trust I(2)                         206.2       January 15, 2027       January 15, 2007
First Chicago
  NBD Institutional
  Capital A                                  515.5       December 1, 2026       December 1, 2006
First Chicago
  NBD Institutional
  Capital B                                  257.7       December 1, 2026       December 1, 2006
------------------------------------------------------------------------------------------------

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

Note 10 - Supplemental Disclosures for Accumulated Other Adjustments to Stockholders' Equity

     Accumulated other adjustments to stockholders' equity are as follows:

                                                                                                      Nine Months Ended
                                                                                                         September 30
                                                                                                     -------------------
(In millions)                                                                                            2002       2001
------------------------------------------------------------------------------------------------------------------------
Fair value adjustment on investment securities-available for sale:
  Balance, beginning of period                                                                       $     78   $    (15)
  Change in fair value, net of taxes of $(307) and $(222) for the nine months ended
   September 30, 2002 and 2001, respectively                                                              532        396
  Reclassification adjustment, net of taxes of $26 and $8, for the nine months ended
   September 30, 2002 and 2001, respectively                                                              (41)       (14)
------------------------------------------------------------------------------------------------------------------------
  Balance, end-of-period                                                                                  569        367

Fair value adjustment on derivative instruments-cash flow type hedges:
  Balance, beginning of period                                                                           (146)         -
  Transition adjustment at January 1, 2001, net of taxes of $(56)                                           -        (98)
  Net change in fair value associated with current period hedging activities, net of taxes of
   $368 and $65 for the nine months ended September 30, 2002 and 2001, respectively                      (614)      (132)
  Net reclassification into earnings, net of taxes of $(129) and $(29) for the nine months ended
   September 30, 2002 and 2001, respectively                                                              215         59
------------------------------------------------------------------------------------------------------------------------
  Balance, end-of-period                                                                                 (545)      (171)

Accumulated translation adjustment:
  Balance, beginning of period                                                                              3         10
  Translation loss, net of hedge results and taxes                                                         (1)        (3)
------------------------------------------------------------------------------------------------------------------------
  Balance, end-of-period                                                                                    2          7
------------------------------------------------------------------------------------------------------------------------
Total accumulated other adjustments to stockholders' equity                                          $     26   $    203
------------------------------------------------------------------------------------------------------------------------

Note 11 - Stock-Based Compensation

     In the second quarter 2002, the Corporation adopted the fair value method of accounting for its stock option and stock purchase plans for 2002 grants under the guidance of SFAS No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation." Under SFAS No. 123, compensation expense is recognized over the vesting period equal to the fair value of stock based compensation as of the date of grant. The impact on the first quarter 2002 is immaterial as annual stock option awards were granted in April. Pursuant to the requirements of SFAS No. 123, options granted prior to January 1, 2002 continue to be accounted for under APB 25.

     The grant date fair values of stock options granted under the Corporation's various stock option plans and the Employee Stock Purchase Plan were determined using the Black-Scholes option pricing model. The fair value estimate for the April 2002 grant was $13.23 per option.

     Fair values for all stock option and Employee Stock Purchase Plan awards were estimated using the following assumptions for 2002, depending on the date of grant and varying expected lives: expected dividend yield of 2.04% - 2.32%, expected volatility of 31.86% - 35.38%, risk-free interest rates of 2.02% - 4.53%, and expected lives of 1.9 - 5 years.

     For the nine months ended September 30, 2002, the net income and fully diluted earnings per share impacts were $18 million and $0.02, respectively. Other disclosures related to stock options have not materially changed from the disclosure provided in Note 19 of the Corporation's 2001 Annual Report.

Note 12 - Contingent Liabilities

     The Corporation and certain of its subsidiaries have been named as defendants in various legal proceedings, including certain class actions, arising out of the normal course of business or operations. In certain of these proceedings, which are based on alleged violations of consumer protection, securities, banking, insurance and other laws, rules or principles, substantial money damages are asserted against the Corporation and its subsidiaries. Since the Corporation and certain of its subsidiaries, which are regulated by one or more federal and state regulatory authorities, are the subject of numerous examinations and reviews by such authorities, the Corporation also is and will be, from time to time, normally engaged in various disagreements with regulators, related primarily to its financial services businesses. The Corporation has also received certain tax deficiency assessments. In view of the inherent difficulty of predicting the outcome of such matters, the Corporation cannot state what the eventual outcome of pending matters will be; however, based on current knowledge and after consultation with counsel, management does not believe that liabilities arising from these matters, if any, will have a material adverse effect on the consolidated financial position or results of operations of the Corporation.

                        SELECTED STATISTICAL INFORMATION
                      BANK ONE CORPORATION and Subsidiaries

Average Balances/Net Interest Margin/Rates

                                                           September 30, 2002                     June 30, 2002
---------------------------------------------------------------------------------------------------------------------------
Three Months Ended                               Average                    Average     Average                    Average
(Dollars in millions)                            Balance      Interest       Rate       Balance      Interest       Rate
---------------------------------------------------------------------------------------------------------------------------
Assets
Short-term investments                          $    9,484   $       49         2.05%  $   10,300   $       49         1.91%
Trading assets(1)                                    6,426           66         4.07        6,941           65         3.76
Investment securities:(1)
   U.S. government and federal agency               30,331          401         5.25       26,655          364         5.48
   States and political subdivisions                 1,171           21         7.11        1,178           22         7.49
   Other                                            35,230          558         6.28       31,257          484         6.21
---------------------------------------------------------------------------------------------------------------------------
     Total investment securities                    66,732          980         5.83       59,090          870         5.91
Loans(1)(2)                                        148,152        2,478         6.64      149,674        2,463         6.60
---------------------------------------------------------------------------------------------------------------------------
     Total earning assets                          230,794        3,573         6.14      226,005        3,447         6.12
Allowance for credit losses                         (4,533)                                (4,521)
Other assets - nonearning                           36,277                                 34,383
---------------------------------------------------------------------------------------------------------------------------
     Total assets                               $  262,538                             $  255,867

Liabilities and Stockholders' Equity
Deposits - interest-bearing:(3)
   Savings                                      $    9,953   $       46         1.83%  $   10,997   $       48         1.75%
   Money market                                     73,522          172         0.93       67,546          163         0.97
   Time                                             33,340          374         4.45       35,529          414         4.67
   Foreign offices(4)                               14,634           75         2.03       14,293           71         1.99
---------------------------------------------------------------------------------------------------------------------------
     Total deposits - interest-bearing             131,449          667         2.01      128,365          696         2.17
Federal funds purchased and securities
 under repurchase agreements                        15,115           73         1.92       15,188           73         1.93
Other short-term borrowings                          9,802           77         3.12        6,031           55         3.66
Long-term debt(5)                                   43,229          521         4.78       43,870          545         4.98
---------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing liabilities            199,595        1,338         2.66      193,454        1,369         2.84
---------------------------------------------------------------------------------------------------------------------------
Demand deposits                                     26,216                                 27,266
Other liabilities                                   14,646                                 13,557
Preferred stock                                          -                                      -
Common stockholders' equity                         22,081                                 21,590
---------------------------------------------------------------------------------------------------------------------------
     Total liabilities and equity               $  262,538                             $  255,867

Interest income/earning assets                               $    3,573         6.14%               $    3,447         6.12%
Interest expense/earning assets                                   1,338         2.30                     1,369         2.43
---------------------------------------------------------------------------------------------------------------------------
Net interest income/margin                                   $    2,235         3.84%               $    2,078         3.69%
---------------------------------------------------------------------------------------------------------------------------

(1) Includes tax-equivalent adjustments based on federal income tax rate of 35%.
(2) Nonperforming loans are included in average balances used to determine average rate.
(3) On a consolidated basis, demand deposit balances are routinely swept into overnight interest bearing deposits and are included in interest bearing deposit average balances and average rate information. On a line of business basis, the swept balances are included in demand deposits and are included in demand deposit average balances and average rate information.
(4) Includes international banking facilities' deposit balances in domestic offices and balances of Edge Act and oversees offices.
(5)  Includes trust preferred capital securities.

                    March 31, 2002                        December 31, 2001                        September 30, 2001
-----------------------------------------------------------------------------------------------------------------------------
      Average                       Average       Average                    Average       Average                    Average
      Balance         Interest       Rate         Balance      Interest       Rate        Balance       Interest       Rate
-----------------------------------------------------------------------------------------------------------------------------

  $   12,560       $     58          1.87%     $   14,442      $     89       2.44%     $   12,704       $    117        3.65%
       6,239             60          3.90           6,487            63       3.85           6,982             78        4.43

      25,883            352          5.52          23,317           332       5.65          21,655            312        5.72
       1,287             23          7.25           1,327            25       7.47           1,303             25        7.61
      30,904            501          6.57          29,201           507       6.89          27,292            473        6.88
-----------------------------------------------------------------------------------------------------------------------------
      58,074            876          6.12          53,845           864       6.37          50,250            810        6.40
     154,942          2,581          6.76         160,150         2,841       7.04         165,416          3,204        7.68
-----------------------------------------------------------------------------------------------------------------------------
     231,815          3,575          6.25         234,924         3,857       6.51         235,352          4,209        7.10
      (4,563)                                      (4,516)                                  (4,499)
      36,102                                       36,348                                   34,993
-----------------------------------------------------------------------------------------------------------------------------
  $  263,354                                   $  266,756                               $  265,846



  $   12,731       $     43          1.37%     $   15,509      $     30       0.77%     $   14,969       $     42        1.11%
      70,387            168          0.97          60,333           235       1.55          53,189            305        2.28
      37,387            445          4.83          39,456           521       5.24          42,891            621        5.74
      14,064             68          1.96          17,979           114       2.52          21,817            195        3.55
-----------------------------------------------------------------------------------------------------------------------------
     134,569            724          2.18         133,277           900       2.68         132,866          1,163        3.47

      14,531             62          1.73          15,611            80       2.03          17,038            145        3.38
       7,376             40          2.20           9,657            65       2.67          11,217            113        4.00
      43,022            514          4.85          44,282           539       4.83          42,862            595        5.51
-----------------------------------------------------------------------------------------------------------------------------
     199,498          1,340          2.72         202,827         1,584       3.10         203,983          2,016        3.92
-----------------------------------------------------------------------------------------------------------------------------
      29,165                                       29,983                                   28,576
      13,828                                       13,443                                   13,203
           -                                           64                                      190
      20,863                                       20,439                                   19,894
-----------------------------------------------------------------------------------------------------------------------------
  $  263,354                                   $  266,756                               $  265,846

                   $  3,575          6.25%                     $  3,857       6.51%                      $  4,209        7.10%
                      1,340          2.34                         1,584       2.67                          2,016        3.40
-----------------------------------------------------------------------------------------------------------------------------
                   $  2,235          3.91%                     $  2,273       3.84%                      $  2,193        3.70%
-----------------------------------------------------------------------------------------------------------------------------

                        SELECTED STATISTICAL INFORMATION
                      BANK ONE CORPORATION and Subsidiaries

Average Balances/Net Interest Margin/Rates

                                                                       Nine Months Ended September 30
                                                ---------------------------------------------------------------------------
                                                                2002                                   2001
---------------------------------------------------------------------------------------------------------------------------
                                                  Average                   Average      Average                   Average
(Dollars in millions)                             Balance     Interest       Rate        Balance     Interest       Rate
---------------------------------------------------------------------------------------------------------------------------
Assets
Short-term investments                          $   10,770   $      156         1.94%  $   13,327   $      474         4.76%
Trading assets (1)                                   6,536          191         3.91        6,658          246         4.94
Investment securities: (1)
   U.S. government and federal agency               27,639        1,117         5.40       20,340          868         5.71
   States and political subdivisions                 1,212           66         7.28        1,279           72         7.53
   Other                                            32,479        1,543         6.35       27,876        1,490         7.15
---------------------------------------------------------------------------------------------------------------------------
     Total investment securities                    61,330        2,726         5.94       49,495        2,430         6.56
Loans (1)(2)                                       150,898        7,522         6.66      169,381       10,428         8.23
---------------------------------------------------------------------------------------------------------------------------
     Total earning assets                          229,534       10,595         6.17      238,861       13,578         7.60
Allowance for credit losses                         (4,539)                                (4,320)
Other assets - nonearning                           35,588                                 33,319
---------------------------------------------------------------------------------------------------------------------------
     Total assets                               $  260,583                             $  267,860

Liabilities and Stockholders' Equity
Deposits - interest-bearing: (3)
   Savings                                      $   11,217   $      137         1.63   $   15,447   $      138         1.19
   Money market                                     70,497          503         0.95       49,726        1,019         2.74
   Time                                             35,404        1,233         4.66       45,253        2,052         6.06
   Foreign offices (4)                              14,332          214         2.00       22,885          786         4.59
---------------------------------------------------------------------------------------------------------------------------
     Total deposits - interest-bearing             131,450        2,087         2.12      133,311        3,995         4.01
Federal funds purchased and securities
 under repurchase agreements                        14,947          208         1.86       17,019          553         4.34
Other short-term borrowings                          7,745          172         2.97       14,806          594         5.36
Long-term debt (5)                                  43,374        1,580         4.87       42,282        1,940         6.13
---------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing liabilities            197,516   $    4,047         2.74      207,418   $    7,082         4.56
---------------------------------------------------------------------------------------------------------------------------
Demand deposits                                     27,538                                 27,999
Other liabilities                                   14,013                                 12,974
Preferred stock                                          -                                    190
Common stockholders' equity                         21,516                                 19,279
---------------------------------------------------------------------------------------------------------------------------
     Total liabilities and equity               $  260,583                             $  267,860

Interest income/earning assets                               $   10,595         6.17%               $   13,578         7.60%
Interest expense/earning assets                                   4,047         2.36                     7,082         3.96
---------------------------------------------------------------------------------------------------------------------------
Net interest margin                                          $    6,548         3.81%               $    6,496         3.64%
---------------------------------------------------------------------------------------------------------------------------

For footnote detail see page 54.

                              REPORT OF MANAGEMENT

     Management of BANK ONE CORPORATION and its subsidiaries (the "Corporation") is responsible for the preparation, integrity and fair presentation of its published financial reports. These reports include consolidated financial statements that have been prepared in accordance with generally accepted accounting principles in the United States of America, using management's best judgment and all information available.

     The condensed consolidated financial statements of the Corporation have been reviewed by KPMG LLP, independent public accountants. Their accompanying report is based upon a review conducted in accordance with standards established by the American Institute of Certified Public Accountants. The Audit and Risk Management Committee of the Board of Directors, which consists solely of outside directors, meets at least quarterly with the independent auditors, Corporate Audit and representatives of management to discuss, among other things, accounting and financial reporting matters.

     Management of the Corporation is responsible for establishing and maintaining disclosure controls and procedures to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. In addition to disclosure controls and procedures, management of the Corporation is responsible for establishing and maintaining an effective internal control structure, which provides reasonable, but not absolute, assurance of the safeguarding of assets against unauthorized acquisition, use or disposition. The Corporation maintains systems of controls that it believes are reasonably designed to provide management with timely and accurate information about the operations of the Corporation. This process is supported by an internal audit function that evaluates the Corporation's systems of controls. Both the Corporation's independent auditors and the internal audit function directly provide to the Audit and Risk Management Committee reports on significant matters and their respective evaluation of the Corporation's systems of control. The Corporation's independent auditors, the internal audit function and the Audit and Risk Management Committee have free access to each other. Disclosure controls and procedures, internal controls, systems and corporate-wide processes and procedures are continually evaluated and enhanced.

     Management of the Corporation evaluated its disclosure controls and procedures as of September 30, 2002. Based on this evaluation, the Principal Executive Officer and Principal Financial Officer each concludes that as of September 30, 2002, the Corporation maintained effective disclosure controls and procedures in all material respects, including those to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and is accumulated and communicated to management, including the Principal Executive Officer and the Principal Financial Officer, as appropriate to allow for timely disclosure. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to our most recent evaluation.

     The Corporation is dedicated to maintaining a culture that reflects the highest standards of integrity and ethical conduct when engaging in its business activities. Management of the Corporation is responsible for compliance with various federal and state laws and regulations, and the Corporation has established procedures that are designed to ensure that management's policies relating to conduct, ethics and business practices are followed on a uniform basis.

                                                      BANK ONE CORPORATION

November 13, 2002

                                                        /s/ James Dimon
                                                --------------------------------

                                                          James Dimon
                                                  Principal Executive Officer


                                                       /s/ Heidi Miller
                                                --------------------------------

                                                         Heidi Miller
                                                  Principal Financial Officer

                 REVIEW REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders
BANK ONE CORPORATION:

     We have reviewed the consolidated balance sheets of BANK ONE CORPORATION and subsidiaries (the "Corporation") as of September 30, 2002 and 2001, the related consolidated income statements for the three and nine-month periods ended September 30, 2002 and 2001, and the related consolidated statements of stockholders' equity and cash flows for the nine-month periods ended September 30, 2002 and 2001. These condensed financial statements are the responsibility of the Corporation's management.

     We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

     We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Corporation as of December 31, 2001, and the related consolidated income statement and statements of stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated January 15, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001, is fairly stated in all material respects, in relation to the consolidated balance sheet from which it has been derived.

November 13, 2002


                                                         /s/  KPMG LLP
                                                --------------------------------

                                                            KPMG LLP

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2002

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _____________ to _____________

                        Commission file number 001-15323

                              BANK ONE CORPORATION
   ---------------------------------------------------------------------------
             (exact name of registrant as specified in its charter)

                     DELAWARE                             31-0738296
   ---------------------------------------------------------------------------
         (State or other jurisdiction of             (I.R.S. Employer
          incorporation or organization)            Identification No.)

      1 BANK ONE PLAZA CHICAGO, ILLINOIS                     60670
   ---------------------------------------------------------------------------
     (Address of principal executive offices)             (Zip Code)

                                  312-732-4000
   ---------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

Yes X  No __

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 2002.

               Class                            Number of Shares Outstanding
------------------------------------        ------------------------------------
    Common Stock $0.01 par value                       1,164,609,477

                         Form 10-Q Cross-Reference Index

                          PART I-FINANCIAL INFORMATION
                          ----------------------------

                                                                                                             Page
                                                                                                             ----

ITEM 1. Financial Statements
----------------------------
            Consolidated Balance Sheets-
            September 30, 2002 and 2001, and December 31, 2001                                                 42

            Consolidated Income Statements-
            Three Months and Nine months ended September 30, 2002 and 2001                                     43

            Consolidated Statements of Stockholders' Equity-
            Nine months ended September 30, 2002 and 2001                                                      44

            Consolidated Statements of Cash Flows-
            Nine months ended September 30, 2002 and 2001                                                      45

            Notes to Consolidated Financial Statements                                                         46

            Selected Statistical Information                                                                   54

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations                3-41
---------------------------------------------------------------------------------------------
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk                                          25-27
------------------------------------------------------------------
ITEM 4. Controls and Procedures                                                                                57
-------------------------------

                            PART II-OTHER INFORMATION
                            -------------------------
ITEM 1. Legal Proceedings                                                                                      61
-------------------------
ITEM 2. Changes in Securities and Use of Proceeds                                                              61
-------------------------------------------------
ITEM 3. Defaults Upon Senior Securities                                                                        61
---------------------------------------
ITEM 4. Submission of Matters to a Vote of Security Holders                                                    61
-----------------------------------------------------------
ITEM 5. Other Information                                                                                      61
-------------------------
ITEM 6. Exhibits and Reports on Form 8-K                                                                       61
----------------------------------------
Signatures                                                                                                     62

                            PART II-OTHER INFORMATION
                            -------------------------
ITEM 1.  Legal Proceedings
--------------------------
           None

ITEM 2.  Changes in Securities and Use of Proceeds
--------------------------------------------------
           None

ITEM 3.  Defaults Upon Senior Securities
----------------------------------------
           Not applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
           None

ITEM 5.  Other Information
--------------------------
           None

ITEM 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
   (a)     Exhibit 12-Statement regarding computation of ratios.

           Exhibit 15-Letter of independent accountant regarding unaudited interim financial information.

           Exhibit 99(a)-Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           Exhibit 99(b)-Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   (b) The Registrant filed the following Current Reports on Form 8-K during the quarter ended September 30, 2002.

           Date            Item Reported
     ---------------     -------------------------------------------------------
     July 16, 2002       Registrant's July 16, 2002 news release announcing its
                         2002 second quarter earnings.

     July 16, 2002       Registrant's July 16, 2002 news release announcing the
                         Board of Directors' approval of the repurchase of up to $2 billion of the registrant's common stock.

     August 12, 2002     Registrant's sworn statements delivered pursuant to
                         Securities and Exchange Commission Order No. 4-460.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        BANK ONE CORPORATION
                                                        --------------------

Date   November 13, 2002                                  /s/ James Dimon
       ----------------                             ----------------------------
                                                            James Dimon
                                                    Principal Executive Officer


Date   November 13, 2002                                  /s/ Heidi Miller
       -----------------                            ----------------------------
                                                            Heidi Miller
                                                    Principal Financial Officer


Date   November 13, 2002                                /s/ Melissa J. Moore
       -----------------                            ----------------------------
                                                          Melissa J. Moore
                                                    Principal Accounting Officer

CERTIFICATIONS
--------------
I, James Dimon, certify that:

1)      I have reviewed this quarterly report on Form 10-Q of BANK ONE
        CORPORATION;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 13, 2002

                                                           /s/ James Dimon
                                                    ----------------------------
                                                            James Dimon
                                                    Principal Executive Officer

I, Heidi Miller, certify that:

1)      I have reviewed this quarterly report on Form 10-Q of BANK ONE
        CORPORATION;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 13, 2002

                                                   /s/ Heidi Miller
                                        ----------------------------------------
                                                     Heidi Miller
                                              Principal Financial Officer

                              BANK ONE CORPORATION

                                  EXHIBIT INDEX
                                  -------------

Exhibit Number        Description of Exhibit
--------------      --------------------------

    12              Statement regarding computation of ratios.

    15 Letter of independent accountant regarding unaudited interim financial information.

    99(a)- Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    99(b)- Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.