Form 10-K
period 2002-12-31
BANK ONE CORP
filed 2003-03-05
CIK 1067092

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002Commission file number 001-15323

BANK ONE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	31-0738296
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1 Bank One Plaza, Chicago, Illinois 60670

(Address of principal executive offices including zip code)

Registrant’s telephone number, including area code: (312) 732-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, $0.01 par value	New York Stock Exchange
Chicago Stock Exchange
7 1 / 4 % Subordinated Debentures Due 2004	New York Stock Exchange
Guarantee of 8.00% Preferred Securities of BANK ONE Capital I	New York Stock Exchange
Guarantee of 8.50% Preferred Securities of BANK ONE Capital II	New York Stock Exchange
Guarantee of 8.00% Preferred Securities of BANK ONE Capital V	New York Stock Exchange
Guarantee of 7.20% Preferred Securities of BANK ONE Capital VI	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [✓] No [    ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [✓] No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

At December 31, 2002, the Corporation had 1,164,041,356 shares of its Common Stock, $0.01 par value, outstanding. The aggregate market value of voting stock held by nonaffiliates of the Corporation at December 31, 2002, was approximately $43 billion (based on the closing price of such stock as of the last business day of the registrant’s most recently completed second fiscal quarter).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s 2002 Annual Report to Shareholders are incorporated by reference into Parts I, II and IV. Portions of the registrant’s Proxy Statement relating to the registrant’s 2003 Annual Meeting of Stockholders are incorporated by reference into Part III.

BANK ONE CORPORATION

2002 ANNUAL REPORT ON FORM 10-K

Cross Reference		Page
		Annual Report*	Form 10-K
PART I
Item 1.	Business
	Description of Business	35	1
	Business Segments	38-52
	Employees		1
	Competition		1
	Risk Management	56-57
	Monetary Policy and Economic Controls		1
	Supervision and Regulation		2-4
	Forward Looking Statements	79	4
	Financial Review	33-111
Item 2.	Properties		4
Item 3.	Legal Proceedings	105
Item 4.	Submission of Matters to a Vote of Security Holders	None

Executive Officers of the Registrant			11

PART II
Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	108,111
Item 6.	Selected Financial Data	34,111
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34-79
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	59-62
Item 8.	Financial Statements and Supplementary Data	80-111	6-8
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	None

PART III
Item 10.	Directors and Executive Officers of the Registrant		(1)
Item 11.	Executive Compensation		(1)
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters		9 (1)
Item 13.	Certain Relationships and Related Transactions		(1)
Item 14.	Controls and Procedures		9

PART IV
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	80-83	12-14

Certifications			15-16

*	The 2002 Annual Report to Shareholders, portions of which are incorporated by reference into this Form 10-K (the portions so incorporated being indicated by the pages referred to in this table).
(1)	The information required by Items 10, 11, 12 and 13, respectively, is contained under the following headings in Bank One’s definitive proxy statement relating to the registrant’s 2003 Annual Meeting of Stockholders and is expressly incorporated herein by reference:

Item 10—“Proposal 1—Election of Directors—Directors and Nominees’’ and ‘‘Section 16(a) Beneficial Ownership Reporting Compliance.’’

Item 11—‘‘Compensation of Executive Officers,’’ ‘‘Director Meeting Attendance and Fee Arrangements,’’ and ‘‘Transactions with Directors, Executive Officers, Stockholders and Associates—Compensation Committee Interlocks and Insider Participation.’’

Item	12—‘‘Beneficial Ownership of Bank One’s Common Stock.’’
Item	13—‘‘Transactions with Directors, Executive Officers, Stockholders and Associates.’’

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

Bank One provides domestic retail banking, finance and credit card services; worldwide commercial banking services; and trust and investment management services. Bank One operates banking offices in Arizona, Colorado, Florida, Illinois, Indiana, Kentucky, Louisiana, Michigan, Ohio, Oklahoma, Texas, Utah, West Virginia and Wisconsin and in certain international markets. Bank One also engages in other businesses related to banking and finance, including credit card and merchant processing, consumer and education finance, real estate-secured lending and servicing, insurance, venture capital, investment and merchant banking, trust, brokerage, investment management, leasing, community development and data processing. These activities are conducted through bank subsidiaries (collectively, the “Banks”) and nonbank subsidiaries. Prior to 2001, the Banks were operated under separate national or state charters in the 14 states in which the banking offices are located. In 2001, the Arizona, Florida, Louisiana, Texas and Utah Banks were consolidated into Bank One, National Association, headquartered in Chicago, Illinois. In 2002, the Colorado, Illinois, Indiana, Michigan and Wisconsin Banks were consolidated into the Chicago Bank. Further consolidations are contemplated for 2003.

Available Information: Bank One’s Internet address is www.bankone.com. Electronic copies of Bank One’s annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K are available free of charge by visiting the “About Bank One” section of www.bankone.com. These reports are posted as soon as reasonably practicable after they are electronically filed with the Securities and Exchange Commission.

EMPLOYEES

As of December 31, 2002, Bank One and its subsidiaries had 73,685 full time and part time employees with benefits. This figure does not include employees on long-term disability or employees of unconsolidated subsidiaries.

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

Bank One, like other bank holding companies, is required to maintain Tier 1 and total capital equal to at least 4% and 8%, respectively, of its total risk-weighted assets. At December 31, 2002, Bank One met both requirements, with Tier 1 and total capital equal to 9.9% and 13.7%, respectively, of its total risk-weighted assets. Each of the Banks was in compliance with its applicable minimum capital requirement at December 31, 2002.

The Federal Reserve Board, the FDIC and the OCC have incorporated market and interest rate risk components into their risk-based capital standards. Under these market risk requirements, capital is allocated to support the amount of market risk related to a financial institution’s ongoing trading activities.

The Federal Reserve Board also requires a minimum “leverage ratio” (Tier 1 capital to adjusted average assets) of 3% for bank holding companies that have the highest regulatory rating or have implemented the risk-based capital measures for market risk, or 4% for holding companies that do not meet either of these requirements. Each of the Banks is subject to similar requirements adopted by the applicable federal regulatory agency. At December 31, 2002, Bank One’s leverage ratio was 8.9%, and each of the Banks was in compliance with its applicable leverage ratio requirement.

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

As of December 31, 2002, each Bank was “well capitalized”. It should be noted, however, that a Bank’s capital category is determined solely for the purpose of applying the federal banking agencies’ “prompt corrective action” regulations; the capital category may not constitute an accurate representation of a Bank’s overall financial condition or prospects.

THE BANKS

The Banks are national banking associations and, as such, are subject to regulation primarily by the OCC and, secondarily, by the FDIC and the Federal Reserve Board. The Banks’ operations in other countries are subject to various restrictions imposed by the laws of those countries.

Federal law limits the amount of dividends the Banks can pay to Bank One without regulatory approval. In addition, federal bank regulatory agencies have authority to prohibit the Banks from engaging in unsafe or unsound practices in conducting their business. The payment of dividends, depending upon the financial condition of the bank in question, could be deemed to constitute an unsafe or unsound practice.

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

PROPERTIES

Bank One and its subsidiaries occupy more than 2,200 owned or leased domestic properties, including banking centers, operations facilities and commercial banking offices. In addition, Bank One has 14 foreign offices in leased premises in major cities in Canada, Mexico, Europe, Asia and Australia.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, Bank One may make or approve certain statements in future filings with the Securities and Exchange Commission (the “Commission”), in press releases, and in oral and written statements made by or with Bank One’s approval that are not statements of historical fact and may constitute forward-looking statements. Forward-looking statements may relate to, without limitation, Bank One’s financial condition, results of operations, plans, objectives, future performance or business.

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

[This page intentionally left blank.]

BANK ONE CORPORATION and Subsidiaries

Average Balances/Net Interest Margin/Rates

	Year Ended December 31
	2002			2001
(Income and rates on tax-equivalent basis)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
(Dollars in millions)
Assets
Short-term investments	$11,921	$218	1.83%	$13,608	$563	4.14%
Trading assets	6,652	258	3.88	6,615	309	4.67
Investment securities: (1)
U.S. government and federal agency	27,869	1,455	5.22	21,091	1,200	5.69
States and political subdivisions	1,203	86	7.15	1,291	97	7.51
Other	32,951	2,064	6.26	28,210	1,997	7.08

Total investment securities	62,023	3,605	5.81	50,592	3,294	6.51
Loans (1) (2)	150,805	9,999	6.63	167,054	13,269	7.94

Total earning assets	231,401	$14,080	6.08%	237,869	$17,435	7.33%

Allowance for credit losses	(4,546)			(4,373)
Other assets—non-earning	36,168			34,085

Total assets	$263,023			$267,581

Liabilities and Stockholders’ Equity
Deposits—interest-bearing: (3)
Savings	$10,929	$191	1.75%	$15,463	$168	1.09%
Money market	71,861	673	0.94	52,399	1,254	2.39
Time	34,416	1,575	4.58	43,792	2,573	5.88
Foreign offices (4)	14,444	280	1.94	21,648	900	4.16

Total deposits—interest-bearing	131,650	2,719	2.07	133,302	4,895	3.67
Federal funds purchased and securities sold under repurchase agreements	14,948	271	1.81	16,664	633	3.80
Other short-term borrowings	8,886	262	2.95	13,508	659	4.88
Long-term debt (5)	43,325	2,088	4.82	42,786	2,479	5.79

Total interest-bearing liabilities	198,809	$5,340	2.69%	206,260	$8,666	4.20%

Demand deposits	28,313			28,499
Other liabilities	14,202			13,093
Preferred stock	—			158
Common stockholders’ equity	21,699			19,571

Total liabilities and equity	$263,023			$267,581

Interest income/earning assets		$14,080	6.08%		$17,435	7.33%
Interest expense/earning assets		5,340	2.30		8,666	3.64

Net interest margin		$8,740	3.78%		$8,769	3.69%

(1)	Includes tax-equivalent adjustments based on federal income tax rate of 35%.
(2)	Nonperforming loans are included in average balances used to determine average rate.
(3)	On a consolidated basis, demand deposit balances are routinely swept into overnight interest bearing deposits and are included in interest bearing deposit average balances and average rate information. On a line of business basis, the swept balances are included in demand deposits and are included in demand deposit average balances and average rate information.
(4)	Includes international banking facilities’ deposit balances in domestic offices and balances of Edge Act and overseas offices.
(5)	Includes trust preferred capital securities.

Year Ended December 31
2000			1999			1998
Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate

$16,941	$1,080	6.38%	$13,976	$678	4.85%	$14,632	$754	5.15%
6,937	439	6.33	6,128	332	5.42	6,203	366	5.90

14,406	958	6.65	15,228	1,008	6.62	16,683	1,102	6.61
1,367	105	7.68	1,835	135	7.36	2,211	176	7.96
29,639	2,362	7.97	29,517	2,169	7.35	14,833	1,101	7.42

45,412	3,425	7.54	46,580	3,312	7.11	33,727	2,379	7.05
171,768	15,272	8.89	156,855	13,093	8.35	154,952	14,147	9.13

241,058	$20,216	8.39%	223,539	$17,415	7.79%	209,514	$17,646	8.42%

(2,860)			(2,290)			(2,731)
33,786			35,242			33,007

$271,984			$256,491			$239,790

$16,433	$240	1.46%	$19,866	$310	1.56%	$20,710	$470	2.27%
47,552	1,658	3.49	44,730	1,445	3.23	39,115	1,458	3.73
43,555	2,646	6.08	35,202	1,784	5.07	38,211	2,066	5.41
27,609	1,593	5.77	24,157	1,112	4.60	18,489	949	5.13

135,149	6,137	4.54	123,955	4,651	3.75	116,525	4,943	4.24
18,961	1,142	6.02	19,711	935	4.74	21,685	1,090	5.03
18,978	1,216	6.41	17,857	942	5.28	13,790	737	5.34
39,395	2,747	6.97	29,367	1,745	5.94	22,089	1,407	6.37

212,483	$11,242	5.29%	190,890	$8,273	4.33%	174,089	$8,177	4.70%

27,313			31,229			33,647
12,616			13,918			12,323
190			190			223
19,382			20,264			19,508

$271,984			$256,491			$239,790

	$20,216	8.39%		$17,415	7.79%		$17,646	8.42%
	11,242	4.67		8,273	3.70		8,177	3.90

	$8,974	3.72%		$9,142	4.09%		$9,469	4.52%

Analysis of Changes in Net Interest Income

The approximate effect on net interest income of volume and rate changes for 2002 and 2001 for the year ended December 31 follows:

	2002 over 2001			2001 over 2000
Year Ended December 31 (in millions)	Volume	Rate	Total	Volume	Rate	Total
Increase (decrease) in interest income:
Short-term investments	$(31)	$(314)	$(345)	$(138)	$(379)	$(517)
Trading assets	1	(52)	(51)	(15)	(115)	(130)
Investment securities:
U.S. government and federal agency	354	(99)	255	380	(138)	242
States and political subdivisions	(6)	(5)	(11)	(6)	(2)	(8)
Other	297	(230)	67	(101)	(264)	(365)
Loans	(1,077)	(2,193)	(3,270)	(374)	(1,629)	(2,003)

Total			(3,355)			(2,781)

Increase (decrease) in interest expense:
Deposits:
Savings	(79)	102	23	(11)	(61)	(72)
Money market	182	(763)	(581)	116	(520)	(404)
Time	(429)	(569)	(998)	14	(87)	(73)
Foreign offices	(140)	(480)	(620)	(248)	(445)	(693)
Federal funds purchased and securities sold under repurchase agreements	(31)	(331)	(362)	(87)	(422)	(509)
Other short-term borrowings	(136)	(261)	(397)	(267)	(290)	(557)
Long-term debt	26	(417)	(391)	196	(464)	(268)

Total			(3,326)			(2,576)

Decrease in net interest income			$(29)			$(205)

For purposes of this table, changes that are not due solely to volume or rate changes are allocated to volume.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	96,112,247	$37.57	(1)(2)(3)
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	96,112,247	$37.57	(1)(2)(3)

(1)	Under the Stock Performance Plan, 2% of outstanding common stock is available for grant annually. In addition, the following is also available for future issuance: the unused portion of the 2% limit from prior plan years; shares cancelled, forfeited, surrendered, terminated, paid in cash, or expired unexercised; excess amount of variable awards fixed at less than maximum (currently none); and shares used for purchase price or taxes provided that a restorative option has been granted.

The above total number of shares available for grant in any plan year may not exceed 5% of the outstanding common stock as reported in the annual report on Form 10-K for the fiscal year ending immediately prior to the plan year.

(2)	Under the Employee Stock Purchase Plan, 16,266,431 shares are available for future issuance.
(3)	Under the Director Stock Plan, 785,843 shares are available for future issuance.

DISCLOSURE CONTROLS AND INTERNAL CONTROLS

Bank One’s management evaluated its disclosure controls and procedures as of December 31, 2002. Based on this evaluation, the Principal Executive Officer and Principal Financial Officer each concludes that as of December 31, 2002, Bank One maintained effective disclosure controls and procedures in all material respects, including those to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and is accumulated and communicated to management, including the Principal Executive Officer and the Principal Financial Officer, as appropriate to allow for timely disclosure.

There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the most recent evaluation by the Principal Executive Officer and the Principal Financial Officer.

The following is a copy of Arthur Andersen LLP’s previously issued report. Arthur Andersen LLP has ceased practicing before the Commission and is therefore unable to reissue this report.

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

Chicago, Illinois

January 17, 2001

/S/    ARTHUR ANDERSEN LLP

EXECUTIVE OFFICERS OF THE REGISTRANT

Name and Age	Current Position Held with the Corporation and Effective Date First Elected to Office Indicated
James Dimon (46)	Director, Chairman and Chief Executive Officer (3/27/00)
Austin A. Adams (59)	Executive Vice President (3/1/01)
Linda Bammann (46)	Executive Vice President and Chief Risk Management Officer (5/15/01)
James S. Boshart III (57)	Executive Vice President (9/5/00)
David E. Donovan (52)	Executive Vice President (6/4/01)
Christine A. Edwards (50)	Executive Vice President, Chief Legal Officer and Secretary (5/16/00)
Philip G. Heasley (53)	Executive Vice President (1/2/01)
Larry L. Helm (55)	Executive Vice President (5/22/02)
David J. Kundert (60)	Executive Vice President (12/15/98)
Jay Mandelbaum (40)	Executive Vice President (9/17/02)
Sarah L. McClelland (43)	Executive Vice President (9/4/00) and Chief Auditor (5/15/01)
Heidi Miller (49)	Executive Vice President and Chief Financial Officer (3/29/02)
Tyree B. Miller (49)	Executive Vice President (3/6/02)
Charles W. Scharf (37)	Executive Vice President (6/12/00)

Messrs. Donovan, Helm, Kundert and Miller, and Ms. McClelland, each have served as an officer of Bank One, or a subsidiary or predecessor, for more than five years. The prior business experience of the other executive officers is set forth below:

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

Philip G. Heasley: July 1999-November 2000—President and Chief Operating Officer, U.S. Bancorp; 1994-July 1999—Vice Chairman, U.S. Bancorp.

Jay Mandelbaum: September 2000-August 2002—Vice Chairman and Chief Executive Officer, Private Client Group, Salomon Smith Barney, Inc.; August 1997-August 2000—Executive Vice President/Senior Vice President, Private Client Sales and Marketing, Salomon Smith Barney, Inc.

Heidi Miller: January 2001-March 2002—Vice Chairman, Marsh, Inc.; March-November 2000—Senior Executive Vice President, Chief Financial Officer and Head of Strategic Planning, Priceline.com; 1998-March 2000—Chief Financial Officer, Citigroup, Inc.; 1995-1998—Chief Financial Officer, Travelers Group.

Charles W. Scharf: 1998-June 2000—Chief Financial Officer, Citigroup Global Corporate and Investment Bank; 1995-1998—Chief Financial Officer, Salomon Smith Barney, Inc.

Bank One’s executive officers serve until the annual meeting of the Board of Directors (April 15, 2003).

EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) Financial Statements.

Annual Report Pages
Consolidated Balance Sheets—December 31, 2002 and 2001	80
Consolidated Income Statements—Three Years Ended December 31, 2002	81
Consolidated Statements of Stockholders’ Equity—Three Years Ended December 31, 2002	82
Consolidated Statements of Cash Flows—Three Years Ended December 31, 2002	83
Notes to Consolidated Financial Statements	84-108

(2)	Financial Statement Schedules.

All schedules normally required by Form 10-K are omitted, since either they are not applicable or the required information is shown in the financial statements or the notes thereto.

(3) Exhibits.

3(A).	Bank One’s Restated Certificate of Incorporation, as amended [Exhibit 3(A) to Bank One’s 2001 Annual Report on Form 10-K (File No. 001-15323) incorporated herein by reference].

3(B).	Bank One’s By-Laws, as amended [Exhibit 3(B) to Bank One’s 1999 Annual Report on Form 10-K (File No. 001-15323) incorporated herein by reference].

4.	Instruments defining the rights of security holders, including indentures.†

10(A).	Bank One Corporation Stock Performance Plan.*

10(B).	Bank One Corporation Director Stock Plan, as amended.*

10(C).	Summary of Bank One Corporation Supplemental Executive Retirement Plan [Exhibit 10(C) to Bank One’s 2000 Annual Report on Form 10-K (File No. 001-15323) incorporated herein by reference].*

10(D).	Bank One Corporation Deferred Compensation Plan, as amended [Exhibit 10(D) to Bank One’s 2000 Annual Report on Form 10-K (File No. 001-15323) incorporated herein by reference].*

10(E).	Bank One Corporation Supplemental Savings and Investment Plan.*

10(F).	Bank One Corporation Supplemental Personal Pension Account Plan [Exhibit 10(G) to Bank One’s 1999 Annual Report on Form 10-K (File No. 001-15323) incorporated herein by reference].*

10(G).	Summary of Bank One Corporation Key Executive Change of Control Plan [Exhibit 10(G) to Bank One’s 2001 Annual Report on Form 10-K (File No. 001-15323) incorporated herein by reference].*

10(H).	Bank One Corporation Planning Group Annual Incentive Plan [Exhibit 10(I) to Bank One’s 2001 Annual Report on Form 10-K (File No. 001-15323) incorporated herein by reference].*

10(I).	Bank One Corporation Investment Option Plan [Exhibit 10(K) to Bank One’s 1999 Annual Report on Form 10-K (File No. 001-15323) incorporated herein by reference].*

10(J).	Summary of Bank One Corporation Director Deferred Compensation Plan [Exhibit 10(M) to Bank One’s 2000 Annual Report on Form 10-K (File No. 001-15323) incorporated herein by reference].*

10(K).	First Chicago Corporation Stock Incentive Plan, [Exhibit 10(P) to Bank One’s 1998 Annual Report on Form 10-K (File No. 333-60313) incorporated herein by reference].*

10(L).	NBD Bancorp, Inc. Performance Incentive Plan, as amended [Exhibit 10(Q) to Bank One’s 1998 Annual Report on Form 10-K (File No. 333-60313) incorporated herein by reference].*

10(M).	Revised and Restated Banc One Corporation 1989 Stock Incentive Plan [Exhibit 10.8 to Banc One Corporation’s 1997 Annual Report on Form 10-K (File No. 1-8552) incorporated herein by reference].*

10(N).	Revised and Restated Banc One Corporation 1995 Stock Incentive Plan [Exhibit 10(Z) to Bank One’s 1998 Annual Report on Form 10-K (File No. 333-60313) incorporated herein by reference].*

10(O).

Agreement dated March 27, 2000, between Bank One Corporation and James Dimon [Exhibit 10(a) to Bank One’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000 (File No. 001-15323) incorporated herein by reference].*

12.	Statements re computation of ratios.

13.	Bank One Corporation 2002 Annual Report to Shareholders (pages 33-111).

21.	Subsidiaries of the Corporation.

23(a).	Consent of KPMG LLP.

23(b).	Statement Regarding Consent of Arthur Andersen LLP.

99(a).	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99(b).	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Stockholders may request copies of any exhibit; Bank One will charge a fee to cover expenses to prepare and send any exhibit. Please send requests to: Bank One Corporation, Attn: Investor Relations, 1 Bank One Plaza, IL1-0738, Chicago, IL 60670-0738.

(b) Bank One filed the following Current Reports on Form 8-K during the quarter ended December 31, 2002:

Date	Item Reported

October 15, 2002	Announcement of third quarter 2002 earnings.

†	The total amount of securities authorized pursuant to any instrument defining the rights of holders of long-term debt of Bank One does not exceed 10% of the total assets of Bank One and its subsidiaries on a consolidated basis. Bank One hereby agrees to furnish to the Commission upon request a copy of any such instrument.
*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 10th day of February, 2003.

BANK ONE CORPORATION

        (Registrant)

/S/    JAMES DIMON

By:

James Dimon

Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, this 10th day of February, 2003.

/S/ JOHN H. BRYAN John H. Bryan Director	/S/ RICHARD A. MANOOGIAN Richard A. Manoogian Director
/S/ JAMES S. CROWN James S. Crown Director	/S/ DAVID C. NOVAK David C. Novak Director
/S/ JAMES DIMON James Dimon Director	/S/ JOHN W. ROGERS, JR. John W. Rogers, Jr. Director
/S/ MAUREEN A. FAY Maureen A. Fay Director	/S/ FREDERICK P. STRATTON, JR. Frederick P. Stratton, Jr. Director
/S/ JOHN R. HALL John R. Hall Director	/S/ HEIDI MILLER Heidi Miller Principal Financial Officer
/S/ LABAN P. JACKSON, JR. Laban P. Jackson, Jr. Director	/S/ MELISSA J. MOORE Melissa J. Moore Principal Accounting Officer
/S/ JOHN W. KESSLER John W. Kessler Director

CERTIFICATIONS

I, James Dimon, certify that:

1.	I have reviewed this annual report on Form 10-K of Bank One Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

        March 5, 2003

/S/    JAMES DIMON

James Dimon

Principal Executive Officer

I, Heidi Miller, certify that:

1.	I have reviewed this annual report on Form 10-K of Bank One Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

        March 5, 2003

/S/    HEIDI MILLER

Heidi Miller

Principal Financial Officer