Form 10-Q
period 2003-03-31
BANK ONE CORP
filed 2003-05-08
CIK 1067092

                              BANK ONE CORPORATION
                            INDEX TO FINANCIAL REVIEW

1    Five Quarter Summary of Selected Financial Information

2    Application of Critical Accounting Policies

2    Summary of Results

4    Business Segment Results

4    Business Segment Results and Other Data

21   Balance Sheet Analysis

21   Risk Management

22     Liquidity Risk Management

22     Market Risk Management

24   Credit Portfolio Composition

28   Asset Quality

31   Allowance for Credit Losses

34   Derivative Financial Instruments

35   Loan Securitizations and Off-Balance Sheet Activities

38   Capital Management

40   Forward-Looking Statements

41   Consolidated Financial Statements

45   Notes to Consolidated Financial Statements

55   Selected Statistical Information

56   Report of Management

57   Review Report of Independent Public Accountants

58   Form 10-Q

62   Management's Certification of Periodic Report

             Five Quarter Summary of Selected Financial Information
                      Bank One Corporation and Subsidiaries

(In millions, except per share data, ratios,       March 31   December 31   September 30   June 30    March 31
and headcount)                                       2003        2002          2002          2002       2002
--------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA:
Total revenue, net of interest expense(1)          $  3,977    $  4,232       $  4,185     $  4,280   $  4,169
Net interest income                                   1,992       2,156          2,197        2,042      2,200
Net interest income--
   fully taxable-equivalent basis ("FTE")(2)          2,029       2,192          2,235        2,078      2,235
Noninterest income(1)                                 1,985       2,076          1,988        2,238      1,969
Provision for credit losses                             496         628            587          607        665
Noninterest expense(1)                                2,320       2,390          2,420        2,444      2,362
Net income                                              818         842            823          843        787

PER COMMON SHARE DATA:
Net income:
   Basic                                           $   0.71    $   0.73       $   0.71     $   0.72   $   0.67
   Diluted                                             0.71        0.72           0.70         0.71       0.67
Cash dividends declared                                0.21        0.21           0.21         0.21       0.21
Book value                                            19.44       19.28          18.79        18.37      17.81

BALANCE SHEET DATA-ENDING BALANCES:
Loans                                              $144,747    $148,125       $150,389     $147,728   $152,126
Total assets                                        287,864     277,383        274,187      270,343    262,947
Deposits                                            167,075     170,008        164,036      157,518    158,803
Long-term debt(3)                                    44,950      43,234         42,481       43,756     44,194
Common stockholders' equity                          22,316      22,440         21,925       21,563     20,913
Total stockholders' equity                           22,316      22,440         21,925       21,563     20,913

CREDIT QUALITY RATIOS:
Annualized net charge-offs to average loans            1.35%       1.65%          1.55%        1.62%      1.71%
Allowance to period end loans                          3.31        3.20           3.17         3.19       3.06
Nonperforming assets to related assets(4)              2.38        2.38           2.48         2.65       2.58

FINANCIAL PERFORMANCE:
Return on average assets                               1.22%       1.24%          1.24%        1.32%      1.21%
Return on average common equity                        14.7        15.0           14.8         15.7       15.3
Net interest margin                                    3.46        3.67           3.84         3.69       3.91
Efficiency ratio                                       57.8        56.0           57.3         56.6       56.2

CAPITAL RATIOS:
Risk-based capital:
   Tier 1                                              10.0%        9.9%           9.5%         9.4%       9.0%
   Total                                               13.8        13.7           13.0         13.0       12.7
Leverage                                                8.9         8.9            9.0          9.1        8.6

COMMON STOCK DATA:
Average shares outstanding:
   Basic                                              1,148       1,157          1,162        1,174      1,170
   Diluted                                            1,156       1,166          1,171        1,184      1,179
Stock price, quarter-end                           $  34.62    $  36.55       $  37.40     $  38.48   $  41.78
Headcount- full-time                                 74,077      73,685         73,535       73,579     73,864
--------------------------------------------------------------------------------------------------------------

  (1) Prior period amounts have been reclassified to conform with the current period presentation.
  (2) Net interest income-FTE includes tax equivalent adjustments of $37 million, $36 million, $38 million, $36 million and $35 million for the quarters ended March 31, 2003, December 31, 2002, September 30, 2002, June 30, 2002 and March 31, 2002, respectively.
  (3) Includes trust preferred capital securities.
  (4) Related assets consist of loans outstanding, including loans held for sale, and other real estate owned.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Generally accepted accounting principles are complex and require management to apply significant judgments to various accounting, reporting and disclosure matters. Management of Bank One Corporation and its Subsidiaries (the "Corporation") must use assumptions and estimates to apply these principles where actual measurement is not possible or practical.

     For a complete discussion of the Corporation's significant accounting policies, see "Notes to the Consolidated Financial Statements" in the Corporation's 2002 Annual Report on pages 84-108. Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements. Management has reviewed the application of these policies with the Audit and Risk Management Committee of the Corporation's Board of Directors. For a discussion of applying critical accounting policies, see "Application of Critical Accounting Policies" beginning on page 35 in the Corporation's 2002 Annual Report.

SUMMARY OF RESULTS

(All comparisons are to the same period in the prior year unless otherwise specified.)

     Net income was $818 million, or $0.71 per diluted share. This compares to net income of $787 million, or $0.67 per diluted share.

     Net interest income represents the spread on interest earning assets over interest bearing liabilities, as well as loan fees, cash interest collections on problem loans, dividend income, interest reversals, and income or expense on derivatives used to manage interest rate risk. Net interest income was $2.0 billion, a decrease of $208 million, or 9%. Net interest margin decreased to 3.46% from 3.91%. Approximately half of these declines resulted from actions taken by the Corporation to position itself for rising interest rates. Also contributing to the decreases were the intentional reductions in the Commercial Banking and certain Retail loan portfolios, with a modest impact due to yield compression in Card Services.

     Noninterest income of $2.0 billion increased $16 million, and as a percentage of total revenue increased to 49.9% from 47.2%. This increase was primarily due to net gains in the investment portfolio offset by reduced credit card revenue and banking fees and commissions. The components of noninterest income for the periods indicated are:

                                                                  Change
-----------------------------------------------------------------------------
Three Months Ended March 31,                2003     2002    Amount   Percent
-----------------------------------------------------------------------------
(Dollars in millions)
Banking fees and commissions               $  440   $  458    $(18)     (4)%
Credit card revenue                           851      909     (58)     (6)
Service charges on deposits                   383      393     (10)     (3)
Fiduciary and investment management fees      186      189      (3)     (2)
Investment securities gains (losses)           69      (18)     87     N/M
Trading                                         4       17     (13)    (76)
Other income                                   52       21      31     N/M
-------------------------------------------------------------------
   Total noninterest income                $1,985   $1,969    $ 16       1
Noninterest income to total revenue          49.9%    47.2%    2.7%
-----------------------------------------------------------------------------

     Banking fees and commissions of $440 million decreased $18 million, or 4%. This net decrease was the result of several offsetting items. Lower premiums and commissions on accident and health insurance, lower investment advisory fees and lower fees resulting from the intentional reduction of non-branded ATM machines were the primary drivers of this decrease. Partially offsetting the decrease was an increase in asset-backed, syndication and tax-exempt underwriting fees.

     Credit card revenue of $851 million decreased $58 million, or 6%. This decrease was primarily driven by lower income earned on securitized loans and yield compression. Partially offsetting this decrease was higher interchange fees from increased card usage by our customers and increased securitization activity.

     Net investment securities gains were $69 million compared to losses of $18 million. Net securities gains arose primarily from treasury's investment portfolio as a result of further interest rate repositioning.

     Trading produced gains of $4 million, a decrease of $13 million, or 76%. This decrease was primarily the result of a decrease in the fair value of credit derivatives used to hedge the commercial loan portfolio and limit exposures for specific credits, partially offset by improved foreign exchange trading income.

     Other income increased $31 million. This increase was primarily driven by an increase in new securitization deals and gains on the sales of investments and other assets.

     Total noninterest expense of $2.3 billion decreased by $42 million, or 2%. The components of noninterest expense for the periods indicated are:

                                                                      Change
---------------------------------------------------------------------------------
Three Months Ended March 31,                  2003      2002     Amount   Percent
---------------------------------------------------------------------------------
(Dollars in millions)
Salaries and employee benefits:
   Salaries                                  $   992   $   920    $ 72       8%
   Employee benefits                             191       176      15       9
-----------------------------------------------------------------------
      Total salaries and employee benefits     1,183     1,096      87       8
Occupancy                                        165       158       7       4
Equipment                                        111       103       8       8
Outside service fees and processing              277       300     (23)     (8)
Marketing and development                        226       271     (45)    (17)
Telecommunication                                 48       101     (53)    (52)
Other intangible amortization                     32        33      (1)     (3)
Other expense                                    278       300     (22)     (7)
-----------------------------------------------------------------------
      Total noninterest expense              $ 2,320   $ 2,362    $(42)     (2)
-----------------------------------------------------------------------
Headcount-full-time                           74,077    73,864     213      --
Efficiency ratio                                57.8%     56.2%    1.6%
---------------------------------------------------------------------------------

     Salaries and employee benefits of $1.2 billion increased $87 million, or 8%. This increase was due to higher salary expense partially related to increased headcount, the prior year adoption of the fair value method of accounting for stock options and increased incentive compensation.

     Outside service fees and processing expense of $277 million decreased $23 million, or 8%. The prior year period included higher expenses related to terminating and renegotiating certain vendor contracts and higher servicing and contract programming charges resulting from the Corporation's systems conversion efforts.

     Marketing and development expense of $226 million decreased $45 million, or 17%, primarily due to decreased advertising expenditures for Card Services.

     Telecommunication expense of $48 million decreased $53 million, or 52%. The prior year period included higher servicing expenses resulting from terminating and renegotiating certain vendor contracts during that period.

     Other expense decreased $22 million, or 7%, primarily due to lower operating and fraud costs associated with Card Services.

     Provision for credit losses was $496 million, a decrease of $169 million, or 25%. At March 31, 2003, the related allowance for credit losses was $4.5 billion. The overall loan portfolio decreased from $152.1 billion to $144.7 billion. As a percentage of period end loans, the allowance increased to 3.31% from 3.06%.

Applicable Income Taxes
The Corporation's income before income taxes, as well as applicable income tax expense and effective tax rate for each of the periods indicated are:

------------------------------------------------------------------------------
Three Months Ended March 31,                                   2003      2002
------------------------------------------------------------------------------
(Dollars in millions)
Income before income taxes                                    $1,161   $1,142
Applicable income taxes                                          343      355
Effective tax rate                                                30%      31%
------------------------------------------------------------------------------

     Applicable income tax expense for all periods included benefits for tax-exempt income, tax-advantaged investments and general business tax credits, offset by the effect of nondeductible expenses.

BUSINESS SEGMENT RESULTS

The Corporation is managed on a line of business basis. The business segments' financial results presented reflect the current organization of the Corporation. For a detailed discussion of the various business activities of the Corporation's business segments, see pages 38-51 of the Corporation's 2002 Annual Report.

     The following table summarizes net income (loss) by line of business for the periods indicated:

------------------------------------------------------------------------------
Three Months Ended March 31,                                     2003    2002
------------------------------------------------------------------------------
(In millions)
Retail                                                           $ 381   $353
Commercial Banking                                                 217    143
Card Services                                                      248    239
Investment Management                                               80    101
Corporate                                                         (108)   (49)
------------------------------------------------------------------------------
   Net income                                                    $ 818   $787
------------------------------------------------------------------------------

BUSINESS SEGMENT RESULTS AND OTHER DATA

The information provided in the line of business tables beginning with the caption entitled "Financial Performance" is included herein for analytical purposes only and is based on management information systems, assumptions and methodologies that are under continual review by management.

Retail
Retail provides a broad range of financial products and services, including deposits, investments, loans, insurance, and on-line banking to consumers and small business customers.

                                                                  Three Months Ended March 31
                                                            ----------------------------------------
                                                                                        Change
                                                                                    ----------------
(Dollars in millions)                                        2003     2002(1)       Amount   Percent
----------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA:
Net interest income-FTE(2)(3)                               $ 1,236     $ 1,258     $ (22)     (2)%

   Banking fees and commissions(4)                              189         205       (16)     (8)
   Credit card revenue(5)                                        53          43        l0      23
   Service charges on deposits(6)                               204         201         3       1
   Other income                                                  13          11         2      18
------------------------------------------------------------------------------------------
      Total noninterest income                                  459         460        (1)     --
------------------------------------------------------------------------------------------
         Total revenue, net of interest expense               1,695       1,718       (23)     (1)

Provision for credit losses                                     205         267       (62)    (23)

Salaries and employee benefits                                  391         389         2       1
Other expense                                                   499         502        (3)     (1)
------------------------------------------------------------------------------------------
   Total noninterest expense                                    890         891        (1)     --
------------------------------------------------------------------------------------------
Income before income taxes                                      600         560        40       7
Applicable income taxes                                         219         207        12       6
------------------------------------------------------------------------------------------
   Net income                                               $   381     $   353     $  28       8
----------------------------------------------------------------------------------------------------
Memo-Revenue by source:
   Core businesses                                          $ 1,626     $ 1,614     $  12       1%
   Brokered home equity discontinued /vehicle leases             69         104       (35)    (34)

FINANCIAL PERFORMANCE:
Return on average common equity                                  25%         23%        2%
Efficiency ratio                                                 53          52         1
Headcount-full-time                                          33,400      33,631      (231)     (1)%
------------------------------------------------------------------------------------------
ENDING BALANCES (in billions):
   Small business commercial                                $   9.7     $   9.9     $(0.2)     (2)%
   Home equity                                                 28.9        25.3       3.6      14
   Vehicle                                                     13.6        13.7      (0.1)     (1)
   Other personal                                               7.9         8.6      (0.7)     (8)
------------------------------------------------------------------------------------------
      Core businesses                                          60.1        57.5       2.6       5
   Brokered home equity discontinued                            2.8         4.6      (1.8)    (39)
   Vehicle leases                                               3.0         5.4      (2.4)    (44)
------------------------------------------------------------------------------------------
         Brokered home equity discontinued/vehicle leases       5.8        10.0      (4.2)    (42)
------------------------------------------------------------------------------------------
            Total loans(7)                                     65.9        67.5      (1.6)     (2)
Assets                                                         69.1        71.0      (1.9)     (3)

Demand deposits                                                28.5        26.0       2.5      10
Savings                                                        40.2        37.9       2.3       6
Time                                                           20.6        24.9      (4.3)    (17)
------------------------------------------------------------------------------------------
   Total deposits                                              89.3        88.8       0.5       1

Equity                                                          6.2         6.2        --      --
----------------------------------------------------------------------------------------------------

                                                                  Three Months Ended March 31
                                                            --------------------------------------
                                                                                       Change
                                                                                  ----------------
                                                             2003   2002(1)       Amount   Percent
                                                            --------------------------------------
AVERAGE BALANCES (in billions):
   Small business commercial                                $ 9.8      $ 9.9      $ (0.1)     (1)%
   Home equity                                               28.5       25.2         3.3      13
   Vehicle                                                   13.8       13.5         0.3       2
   Other personal loans                                       8.6        9.9        (1.3)    (13)
-----------------------------------------------------------------------------------------
      Core businesses                                        60.7       58.5         2.2       4
   Brokered home equity discontinued                          3.0        4.9        (1.9)    (39)
   Vehicle leases                                             3.3        5.7        (2.4)    (42)
-----------------------------------------------------------------------------------------
      Brokered home equity discontinued/vehicle leases        6.3       10.6        (4.3)    (41)
-----------------------------------------------------------------------------------------
         Total loans                                         67.0       69.1        (2.1)     (3)

Assets                                                      $70.2      $72.6      $ (2.4)     (3)

Demand deposits                                              27.6       25.1         2.5      10
Savings                                                      39.6       37.1         2.5       7
Time                                                         21.2       25.4        (4.2)    (17)
-----------------------------------------------------------------------------------------
   Total deposits                                            88.4       87.6         0.8       1

Equity                                                        6.2        6.2          --      --
-----------------------------------------------------------------------------------------
CREDIT QUALITY
Net charge-offs:
   Small business commercial                                $  24      $  14      $   10      71%
   Home equity                                                 70         82         (12)    (15)
   Vehicle                                                     47         65         (18)    (28)
   Other personal loans                                        18         26          (8)    (31)
-----------------------------------------------------------------------------------------
      Core businesses                                         159        187         (28)    (15)
   Brokered home equity discontinued                           29         48         (19)    (40)
   Vehicle leases                                              16         30         (14)    (47)
-----------------------------------------------------------------------------------------
      Brokered home equity discontinued/vehicle leases         45         78         (33)    (42)
-----------------------------------------------------------------------------------------
         Total consumer                                       180        251         (71)    (28)
-----------------------------------------------------------------------------------------
            Total net charge-offs                             204        265         (61)    (23)
-----------------------------------------------------------------------------------------
Annualized net charge-off ratios:
   Small business commercial                                 0.98%      0.57%       0.41%
   Home equity                                               0.98       1.30       (0.32)
   Vehicle                                                   1.36       1.93       (0.57)
   Other personal loans                                      0.84       1.05       (0.21)
      Core businesses                                        1.05       1.28       (0.23)
   Brokered home equity discontinued                         3.87       3.92       (0.05)
   Vehicle leases                                            1.94       2.11       (0.17)
      Brokered home equity discontinued/vehicle leases       2.86       2.94       (0.09)
         Total consumer                                      1.26       1.70       (0.44)
            Total net charge-offs                            1.22       1.53       (0.31)
----------------------------------------------------------------------------------------------------

                                                                   Three Months Ended March 31
                                                            ----------------------------------------
                                                                                         Change
                                                                                   -----------------
                                                             2003    2002(1)      Amount   Percent
                                                            ----------------------------------------
Nonperforming assets:
   Commercial                                               $  345     $  318      $    27      8%
   Consumer(8)                                               1,005      1,080          (75)    (7)
-------------------------------------------------------------------------------------------
Total nonperforming loans(9)                                 1,350      1,398          (48)    (3)
      Other, including other real estate owned ("OREO")        231        159           72     45
-------------------------------------------------------------------------------------------
         Total nonperforming assets                          1,581      1,557           24      2

Allowance for credit losses                                 $1,015     $1,024      $    (9)    (1)
Allowance to period end loans(7)                              1.60%      1.56%        0.04%
Allowance to nonperforming loans(9)                             75         73            2
Nonperforming assets to related assets                        2.39       2.30         0.09

DISTRIBUTION:
Number of:
   Banking centers                                           1,798      1,776           22      1
   ATMs                                                      4,009      5,109       (1,100)   (22)
   Relationship bankers                                      2,893      2,295          598     26
   On-line customers (in thousands)                          1,701      1,248          453     36
   Personal demand accounts (in thousands)                   4,438      4,316          122      3
   Business demand accounts (in thousands)                     496        496           --     --
   Debit cards issued (in thousands)                         4,818      4,404          414      9

RETAIL BROKERAGE:
Mutual fund sales                                           $  577     $  580      $    (3)    (1)
Annuity sales                                                  766        797          (31)    (4)
-------------------------------------------------------------------------------------------
   Total investment sales volume                             1,343      1,377          (34)    (2)

Market value customer assets - end of period
   (in billions)                                            $ 28.6     $ 26.8      $   1.8      7%

Number of customers - end of period (in thousands)             693        663           30      5
Number of dedicated investment sales representatives           870        737          133     18
----------------------------------------------------------------------------------------------------

N/M-Not meaningful.
  (1) Prior period data has been adjusted for the transfer of Retail brokerage from the Investment Management line of business and the transfer of the community development business to the Corporate line of business.
  (2) Net interest income-FTE includes tax equivalent adjustments of $5 million for the three months ended March 31, 2003 and 2002.
  (3) Net interest income is presented rather than gross interest income and gross interest expense because the Corporation relies primarily on net interest revenue to assess the performance of the segment and make resource allocations.
  (4) Banking fees and commissions include insurance fees, documentary fees, commitment fees, annuity and mutual fund commissions, leasing fees, safe deposit fees, official checks fees, ATM interchange and miscellaneous other fee revenue.
  (5) Credit card revenue includes credit card fees, debit card fees, merchant fees and interchange fees.
  (6) Service charges on deposits include deficient balance fees, non-sufficient funds/overdraft fees and other service related fees.
  (7) Loans include loans held for sale of $2.4 billion and $1.8 billion at March 31, 2003 and 2002, respectively. These amounts are not included in allowance coverage statistics.
  (8) Includes consumer balances that are placed on nonaccrual status when the collection of contractual principal or interest becomes 90 days past due.
  (9) Nonperforming loans includes loans held for sale of $5 million and $4 million at March 31, 2003 and 2002, respectively. These amounts are not included in allowance coverage statistics.

Quarterly Results
-----------------

Retail net income totaled $381 million, an increase of $28 million, or 8%, primarily resulting from lower provision expense.

     Total revenue decreased 1% to $1.7 billion. Excluding revenue associated with the portfolios being intentionally reduced, revenue increased $12 million. Net interest income was $1.2 billion, down 2%, primarily from the intentional reduction of the vehicle lease and discontinued brokered home equity portfolios, where average balances declined $4.3 billion. This revenue decline was partially offset by higher direct home equity loans and core demand deposits.

     Noninterest income of $459 million was relatively unchanged, as lower fees related to the intentional reduction of non-branded ATM machines were offset by higher debit card revenue.

     Noninterest expense of $890 million was also relatively unchanged, as improved efficiencies in operating expenses were offset by increased collection, marketing, benefits and branch expansion costs.

     The provision for credit losses was $205 million, a decline of $62 million, or 23%, reflecting lower net charge-offs primarily in the intentionally reduced portfolios as well as the on-going real estate portfolio. As a percent of average loans, net charge-offs were 1.22%, down from 1.53%.

     The allowance for credit losses of $1.0 billion represented 1.60% of period-end loans, compared to 1.56%. Nonperforming assets were $1.6 billion, up 2% from the prior year.

     In April 2003, VISA reached an agreement to settle merchant litigation regarding debit card interchange reimbursement fees. The Corporation currently estimates that Retail debit card revenue would decline by approximately $60 million pre-tax on an annualized basis beginning in August 2003. Conditions of the settlement permit VISA to renegotiate debit card interchange rates as of January 1, 2004 which will affect this estimate.

Commercial Banking
Commercial Banking offers a broad array of products, including global cash management, treasury services, capital markets, commercial cards, lending and other noncredit products and services to corporate banking and middle market banking customers.

                                                          Three Months Ended March 31
                                                      ------------------------------------
                                                                               Change
                                                                          ----------------
(Dollars in millions)                                  2003      2002     Amount   Percent
------------------------------------------------------------------------------------------
INCOME STATEMENT DATA:
Net interest income-FTE(3)(10)                        $   569   $   655   $ (86)     (13)%

   Banking fees and commissions                           191       175      16        9
   Credit card revenue                                     23        14       9       64
   Service charges on deposits                            175       184      (9)      (5)
   Fiduciary and investment
      management fees(11)                                   1        (1)      2      N/M
   Trading(12)                                             17        26      (9)     (35)
   Other income (loss)                                     10       (27)     37      N/M
--------------------------------------------------------------------------------
      Total noninterest income                            417       371      46       12
--------------------------------------------------------------------------------
         Total revenue, net of interest expense           986     1,026     (40)      (4)

Provision for credit losses                               128       281    (153)     (54)

Salaries and employee benefits                            277       259      18        7
Other expense                                             290       301     (11)      (4)
--------------------------------------------------------------------------------
   Total noninterest expense                              567       560       7        1
--------------------------------------------------------------------------------
Income before income taxes                                291       185     106       57
Applicable income taxes                                    74        42      32       76
--------------------------------------------------------------------------------
   Net income                                         $   217   $   143   $  74       52
------------------------------------------------------------------------------------------
Memo-Revenue by activity
   Lending-related revenue                            $   430   $   445   $ (15)      (3)
   Credit derivative hedge portfolio                      (54)      (33)    (21)     (64)
   Global treasury services                               390       429     (39)      (9)
   Capital markets(13)                                    201       168      33       20
   Other                                                   19        17       2       12

FINANCIAL PERFORMANCE:
Return on average common equity                            12%        8%      4%
Efficiency ratio                                           58        55       3
Efficiency ratio excluding credit hedge portfolio          55        53       2
Headcount-full-time
   Corporate banking
   (including capital markets)                          2,491     2,306     185        8%
   Middle market                                        2,677     3,064    (387)     (13)
   Global treasury services                             3,203     3,306    (103)      (3)
   Operations, technology, and other administration     2,023     2,203    (180)      (8)
--------------------------------------------------------------------------------
      Total headcount-full-time                        10,394    10,879    (485)      (4)
--------------------------------------------------------------------------------
ENDING BALANCES (in billions):
Loans(14)                                             $  59.5   $  69.0   $(9.5)     (14)%
Assets                                                   96.6      96.3     0.3       --

Demand deposits                                          27.7      22.4     5.3       24
Savings                                                   3.3       2.9     0.4       14
Time                                                     13.7      11.1     2.6       23
Foreign offices                                           9.2       7.0     2.2       31
--------------------------------------------------------------------------------
   Total deposits                                        53.9      43.4    10.5       24

Equity                                                    7.4       7.4      --       --
------------------------------------------------------------------------------------------

                                                          Three Months Ended March 31
                                                      ----------------------------------
                                                                             Change
                                                                        ----------------
                                                       2003     2002    Amount   Percent
                                                      ----------------------------------
AVERAGE BALANCES (in billions):
Loans                                                 $ 60.0   $ 71.1   $(11.1)    (16)%
Assets                                                  93.0     99.3     (6.3)     (6)

Demand deposits                                         22.6     22.7     (0.1)     --
Savings                                                  3.3      3.0      0.3      10
Time                                                    14.1     17.2     (3.1)    (18)
Foreign offices                                          9.0      8.2      0.8      10
-------------------------------------------------------------------------------
   Total deposits                                       49.0     51.1     (2.1)     (4)

Equity                                                   7.4      7.4       --      --

CREDIT QUALITY
Net charge-offs                                       $  128   $  281   $ (153)    (54)%

Annualized net charge-off ratio                         0.85%    1.58%   (0.73)%

Nonperforming assets:
   Nonperforming loans(15)                            $1,761   $2,257   $ (496)    (22)
   Other, including 0REO                                  19       33      (14)    (42)
-------------------------------------------------------------------------------
Total nonperforming assets                             1,780    2,290     (510)    (22)

Allowance for credit losses                            3,071    3,071       --      --
Allowance to period end loans(14)                       5.18%    4.46%    0.72%
Allowance to nonperforming loans(15)                     176      140       36
Nonperforming assets to related assets                  2.99     3.32    (0.33)

CORPORATE BANKING (in billions):
Loans-ending balance                                  $ 29.9   $ 34.7   $ (4.8)    (14)%
      -average balance                                  30.4     36.0     (5.6)    (16)

Deposits-ending balance                                 29.8     21.5      8.3      39
        -average balance                                26.8     29.1     (2.3)     (8)

Credit quality (dollars in millions)
   Net charge-offs                                        81      163      (82)    (50)
   Annualized net charge-off ratio                      1.07%    1.81%   (0.74)%
   Nonperforming loans                                $  814   $1,170   $ (356)    (30)
   Nonperforming loans to total loans                   2.72%    3.37%   (0.65)%

SYNDICATIONS:
Lead arranger deals:
   Volume (in billions)                               $ 14.8     14.9   $ (0.1)     (1)%
   Number of transactions                                 46       45        1       2
   League table standing-rank                              4        4       --      --
   League table standing-market share                      9%       9%      --
----------------------------------------------------------------------------------------

                                                          Three Months Ended March 31
                                                      ---------------------------------
                                                                            Change
                                                                       ----------------
                                                       2003    2002    Amount   Percent
                                                      ---------------------------------
MIDDLE MARKET BANKING (in billions):
Loans-ending balance                                  $29.6   $ 34.3   $ (4.7)    (14)%
     -average balance                                  29.6     35.1     (5.5)    (16)

Deposits-ending balance                                24.1     21.9      2.2      10
     -average balance                                  22.2     22.0      0.2       1

Credit quality (dollars in millions):
Net charge-offs                                          47      118      (71)    (60)
Annualized net charge-off ratio                        0.64%    1.34%   (0.70)%
Nonperforming loans                                   $ 947   $1,087   $ (140)    (13)
Nonperforming loans to total loans                     3.20%    3.17%    0.03%
---------------------------------------------------------------------------------------

For additional footnote detail see page 7.
(10) Net interest income-FTE includes tax equivalent adjustments of $23 million and $21 million for the three months ended March 31, 2003 and 2002, respectively.
(11) Fiduciary and investment management fees include asset management fees, personal trust fees, other trust fees and advisory fees.
(12) Trading income primarily includes realized and unrealized mark-to-market changes from trading assets, derivative financial instruments and foreign exchange products.
(13) Capital markets includes trading income and underwriting, syndicated lending and advisory fees.
(14) Loans includes loans held for sale of $0.2 billion and $0.1 billion at March 31, 2003 and 2002, respectively. These amounts are not included in allowance coverage statistics.
(15) Nonperforming loans includes loans held for sale of $17 million and $66 million at March 31, 2003 and 2002, respectively. These amounts are not included in allowance coverage statistics.

Quarterly Results
-----------------

Commercial Banking net income increased $74 million, or 52%, to $217 million, primarily reflecting improved credit performance and capital markets revenue, partially offset by weak loan demand and deposit margin compression.

     Net interest income decreased 13% to $569 million, reflecting a 16% reduction in average loan volume and compression in deposit spreads, partially offset by an improvement in corporate banking and middle market loan spreads.

     Mark-to-market adjustments on the $7.7 billion notional credit derivatives hedge portfolio negatively impacted trading income by $54 million versus $33 million in the prior year.

     Noninterest income (excluding the impact of the credit derivative hedge portfolio) increased $67 million, primarily driven by gains in tax-oriented investments, increased asset-backed, syndication and tax-exempt underwriting fees, and improved foreign exchange trading income.

     Continued expense management held noninterest expense relatively stable at $567 million despite higher compensation costs resulting from the expensing of stock options and increased benefits expense.

     Credit quality continued to improve as reflected by the decline of $153 million, or 54%, in the provision for credit losses.

     The allowance for credit losses of $3.1 billion represented 5.18% of period-end loans, an increase from 4.46% in the prior year. Nonperforming loans declined 22% to $1.8 billion, reflecting declines of 30% in corporate banking and 13% in middle market banking.

Card Services
Card Services offers customers more than 1,200 co-brand, affinity and other cards. These cards include some of the leading corporations, financial institutions, universities, sports franchises and affinity organizations. All of these cards carry the respective VISA(R) or MasterCard(R) brand names.

     With 51.0 million cards in circulation, Card Services is the third largest credit card provider in the United States and the largest Visa credit card issuer in the world. Card Services is also a leader in online card marketing and customer service, with more than 3.8 million registered users of its website.

                                                        Three Months Ended March 31
                                                    ------------------------------------
                                                                             Change
                                                                        ----------------
(Dollars in millions)                                2003      2002     Amount   Percent
----------------------------------------------------------------------------------------
INC0ME STATEMENT DATA:
Net interest income-FTE(3)(16)                      $   309   $   251    $  58      23%

   Banking fees and commissions                          11        25      (14)    (56)
   Credit card revenue                                  774       853      (79)     (9)
   Other loss                                            (4)      (18)      14      78
------------------------------------------------------------------------------
      Total noninterest income                          781       860      (79)     (9)
------------------------------------------------------------------------------
         Total revenue, net of interest expense       1,090     1,111      (21)     (2)

Provision for credit losses                             161        97       64      66

Salaries and employee benefits                          153       146        7       5
Other expense                                           374       475     (101)    (21)
------------------------------------------------------------------------------
   Total noninterest expense                            527       621      (94)    (15)
------------------------------------------------------------------------------
Income before income taxes                              402       393        9       2
Applicable income taxes                                 154       154       --      --
------------------------------------------------------------------------------
   Net income                                       $   248       239    $   9       4
----------------------------------------------------------------------------------------
Memo-Net securitization gains
   (amortization)                                   $     1   $   (31)   $  32     N/M

FINANCIAL PERFORMANCE:
Return on average common equity                          16%       15%       1%
Efficiency ratio                                         48        56       (8)
Headcount-full-time                                  10,778    10,718       60       1%

ENDING BALANCES (in billions):
Owned loans:
   Held in portfolio                                $   7.1   $   4.8    $ 2.3      48%
   Held for sale(17)                                    5.2       2.6      2.6     N/M
------------------------------------------------------------------------------
      Total owned loans                                12.3       7.4      4.9      66
Seller's interest and accrued interest receivable      25.2      22.3      2.9      13
------------------------------------------------------------------------------
   Total receivables                                   37.5      29.7      7.8      26

Assets                                                 42.8      34.9      7.9      23
Equity                                                  6.4       6.4       --      --
----------------------------------------------------------------------------------------
AVERAGE BALANCES (in billions):
Owned loans:
   Held in portfolio                                $   7.7   $   5.0    $ 2.7      54%
   Held for sale                                        4.6       2.2      2.4     N/M
------------------------------------------------------------------------------
      Total owned loans                                12.3       7.2      5.1      71
Seller's interest and accrued interest receivable      26.5      22.5      4.0      18
------------------------------------------------------------------------------
   Total receivables                                   38.8      29.7      9.1      31

Assets                                                 44.2      34.8      9.4      27
Equity                                                  6.4       6.4       --      --
----------------------------------------------------------------------------------------

                                                        Three Months Ended March 31
                                                    ------------------------------------
                                                                             Change
                                                                        ----------------
CREDIT QUALITY (dollars in millions):                2003      2002     Amount   Percent
----------------------------------------------------------------------------------------
Net charge-offs                                     $   161   $    97   $   64     66%

Annualized net charge-off ratio                        5.24%     5.38%   (0.14)%

Delinquency ratio:
   30+ days                                            2.81      2.99    (0.18)
   90+ days                                            1.30      1.36    (0.06)

Allowance for credit losses                         $   396   $   396       --     --
Allowance to period end loans held in portfolio        5.58%     8.29%   (2.71)%

OTHER DATA:
Charge volume (in billions)                         $  38.3   $  34.0   $  4.3     13%
New accounts opened (in thousands)                    1,037       941       96     10
Credit cards issued (in thousands)                   50,978    49,407    1,571      3
Number of CardmemberServices.com
   customers (in millions)                              3.8       2.3      1.5     65
Paymentech (in millions):
   Bank card volume                                 $34,444   $27,961   $6,483     23
   Total transactions                                 1,218       940      278     30
----------------------------------------------------------------------------------------

Through securitization, the Corporation transforms a substantial portion of its credit card receivables into securities, which are sold to investors. Securitization impacts the Corporation's consolidated balance sheet by removing those credit card receivables that have been sold and by reclassifying those credit card receivables whose ownership has been transformed into certificate form (referred to as "seller's interest") from loans to investments. Gain or loss on the sale of credit card receivables, net of amortization of transaction costs and amortization from securitization repayments, is reported as securitization income in other income. Securitization also impacts the Corporation's consolidated income statement by reclassifying interest income and fees, interchange income, credit losses and recoveries related to securitized receivables as securitization income. Credit card interest income and fees, interchange income, credit losses and recoveries related to credit card receivables that have been converted to certificate form are reclassified as investment income in net interest income.

     The Corporation evaluates its Card Services line of business trends on a managed basis, which treats the securitization as a secured financing transaction and assumes that receivables have not been sold and are still on the balance sheet. The Corporation manages its Card Services operations on a managed basis because the receivables that are securitized are subject to underwriting standards comparable to the owned portfolio and are serviced by operating personnel without regard to ownership. The Corporation believes that investors should be informed, and often request information, about the credit performance of the entire managed portfolio in order to understand the quality of the Card Services originations and the related credit risks inherent in the owned portfolio and retained interests in securitizations. In addition, the Corporation funds its Card Services operations, reviews operating results and makes decisions about allocating resources, such as employees and capital, on a managed basis. See "Loan Securitizations" on page 35 and Note 9, "Credit Card Securitizations," of the Corporation's 2002 Annual Report on pages 94-95 for additional information related to the Corporation's securitization activity.

     The following table presents certain Card Services information on a managed basis. See page 13 for a description of the managed presentation.

                                                       Three Months Ended March 31
                                                    --------------------------------
                                                                          Change
                                                                    ----------------
Card Services - Managed Basis                        2003    2002   Amount   Percent
------------------------------------------------------------------------------------
ENDING BALANCES (in billions):
Owned loans:
   Held in portfolio                                $ 7.1   $ 4.8   $  2.3      48%
   Held for sale(17)                                  5.2     2.6      2.6     N/M
Seller's interest and accrued interest receivable    25.2    22.3      2.9      13
--------------------------------------------------------------------------
   Loans on balance sheet                            37.5    29.7      7.8      26
Securitized                                          35.3    35.1      0.2       1
--------------------------------------------------------------------------
   Total loans                                       72.8    64.8      8.0      12

Managed assets                                       78.1    70.0      8.1      12
AVERAGE MANAGED
   ASSETS (in billions):                             78.8    71.4      7.4      10

CREDIT QUALITY (dollars in millions):
Managed net charge-offs                             $ 971   $ 943   $   28       3%
Annualized managed net charge-off ratios:
   For the period                                    5.29%   5.69%   (0.40)%
   12-month lagged(18)                               5.86    5.77     0.09
Managed delinquency ratio:
   30+ days                                          4.08    4.27    (0.19)
   90+ days                                          1.88    1.96    (0.08)
------------------------------------------------------------------------------------

For additional footnote detail see pages 7 and 11.

(16) Net interest income-FTE did not have tax equivalent adjustments for the three months ended March 31, 2003 and 2002.
(17) These amounts are not included in allowance coverage statistics.
(18) 2002 ratio includes Wachovia net charge-offs but excludes Wachovia loans.

Quarterly Results
-----------------

Card Services net income increased 4% to $248 million. Expense management and higher loan balances were partially offset by margin compression associated with continued competitive pricing necessary to retain and attract customers.

     Total revenue decreased 2% to $1.1 billion. Net interest income increased 23% to $309 million, reflecting higher owned loan balances, partially offset by the impact of lower, more competitive yields. Noninterest income declined 9% to $781 million, primarily driven by lower income earned on securitized loans, also the result of lower yields. This decline was partially offset by higher interchange fees from increased card usage by our customers and increased securitization activity. Paymentech, Inc., the Corporation's merchant card processor, reported an increase in total revenue of 13% to $134 million, resulting from a 23% increase in bank card volume and a 30% increase in total transactions, driven primarily by the purchase of the Scotia Bank merchant acquirer business.

     Noninterest expense decreased 15% to $527 million, resulting from reduced marketing expense and operational efficiencies.

     Period-end owned loans were $12.3 billion, an increase of $4.9 billion, or 66%, due to a lower percentage of securitized loans to managed loans in the current period. Net charge-offs were $161 million, an increase of $64 million, or 66%, primarily driven by higher owned loan balances. Net charge-offs as a percentage of average loans were 5.24%, down from 5.38%, resulting from improved portfolio credit quality.

     The 30-day delinquency ratio was 2.81%, down from 2.99%, resulting from improved portfolio credit quality. Delinquency rates, on a reported basis, continued to be lower than on a managed basis as new originations represented a larger percentage of the on-balance sheet portfolio.

Managed Basis
-------------

     Period-end managed loans were $72.8 billion, an increase of $8.0 billion, or 12%. Reflecting the increase in loan balances, the provision for credit losses increased $28 million, or 3%, to $971 million. Net charge-offs as a percentage of average managed loans, however, declined to 5.29% from 5.69%, reflecting underwriting discipline and focus on the prime and super-prime markets.

     The 30-day delinquency ratio was 4.08%, compared to 4.27%, resulting from improved portfolio credit quality. Delinquency rates, on a reported basis, continued to be lower than on a managed basis as new originations represented a larger percentage of the on-balance sheet portfolio.

Investment Management
The Investment Management Group (IMG) provides investment, insurance, trust and private banking services to individuals. IMG also provides investment and investment related services, including retirement and custody services, securities lending and corporate trust to institutions.

                                                         Three Months Ended March 31
                                                  ----------------------------------------
                                                                               Change
                                                                          ----------------
(Dollars in millions)                              2003    2002(19)       Amount   Percent
------------------------------------------------------------------------------------------
INC0ME STATEMENT DATA:
Net interest income-FTE(3)(20)                    $   98      $  114      $ (16)    (14)%

   Banking fees and commissions                       66          60          6      10
   Service charges on deposits                         5           5         --      --
   Fiduciary and investment
      management fees                                177         188        (11)     (6)
   Other income                                       --           1         (1)    N/M
--------------------------------------------------------------------------------
      Total noninterest income                       248         254         (6)     (2)
--------------------------------------------------------------------------------
         Total revenue, net of interest expense      346         368        (22)     (6)

Provision for credit losses                            2           5         (3)    (60)

Salaries and employee benefits                       117         116          1       1
Other expense                                         99          87         12      14
--------------------------------------------------------------------------------
   Total noninterest expense                         216         203         13       6
--------------------------------------------------------------------------------
Income before income taxes                           128         160        (32)    (20)
Applicable income taxes                               48          59        (11)    (19)
--------------------------------------------------------------------------------
   Net income                                     $   80      $  101      $ (21)    (21)
------------------------------------------------------------------------------------------
Memo-Insurance revenues                           $  107      $  123      $ (16)    (13)

FINANCIAL PERFORMANCE:
Return on equity                                      32%         41%        (9)%
Efficiency ratio                                      62          55          7
Headcount-full-time                                4,703       5,009       (306)     (6)%

ENDING BALANCES (in billions):
Loans                                             $  6.7      $  7.2      $(0.5)     (7)%
Assets                                               8.5         8.6       (0.1)     (1)

Demand deposits                                      2.3         3.0       (0.7)    (23)
Savings                                              5.2         3.9        1.3      33
Time                                                 3.8         3.6        0.2       6
Foreign offices                                      0.2         0.2         --      --
--------------------------------------------------------------------------------
   Total deposits                                   11.5        10.7        0.8       7

Equity                                               1.0         1.0         --      --

AVERAGE BALANCES (in billions):
Loans                                             $  6.8      $  7.0      $(0.2)     (3)%
Assets                                               8.4         8.3        0.1       1
Demand deposits                                      2.0         2.1       (0.1)     (5)
Savings                                              4.9         3.7        1.2      32
Time                                                 3.5         3.3        0.2       6
Foreign offices                                      0.2         0.2         --      --
--------------------------------------------------------------------------------
   Total deposits                                   10.6         9.3        1.3      14
Equity                                               1.0         1.0         --      --
------------------------------------------------------------------------------------------

                                                         Three Months Ended March 31
                                                  -----------------------------------------
                                                                               Change
                                                                          -----------------
                                                   2003    2002(19)       Amount    Percent
                                                  -----------------------------------------
CREDIT QUALITY (dollars in millions)
Net charge-offs:
   Commercial                                     $    1      $    2      $   (1)    (50)%
   Consumer                                            1           3          (2)    (67)
--------------------------------------------------------------------------------
Total net charge-offs                                  2           5          (3)    (60)

Annualized net charge-off ratios:
   Commercial                                       0.13%       0.27%      (0.14)%
   Consumer                                         0.11        0.29       (0.18)
      Total net charge-off ratio                    0.12        0.29       (0.17)

Nonperforming assets:
   Commercial                                     $   68      $   30      $   38     N/M
   Consumer                                           13           7           6      86
--------------------------------------------------------------------------------
      Total nonperforming loans                       81          37          44     N/M
   Other, including 0REO                               1          --           1      --
--------------------------------------------------------------------------------
      Total nonperforming assets                      82          37          45     N/M

Allowance for credit losses                           40          25          15      60
Allowance to period end loans                       0.60%       0.35%       0.25%
Allowance to nonperforming loans                      49          68         (19)
Nonperforming assets to related assets              1.22        0.51        0.71

ASSETS UNDER MANAGEMENT
   ENDING BALANCES (in billions):
Mutual funds                                      $ 97.5      $ 89.9      $  7.6       8%
Other                                               60.8        58.4         2.4       4
--------------------------------------------------------------------------------
   Total assets                                    158.3       148.3        10.0       7

By type:
Money market                                        73.9        62.7        11.2      18
Equity                                              35.4        47.9       (12.5)    (26)
Fixed income                                        49.0        37.7        11.3      30
--------------------------------------------------------------------------------
   Total assets                                    158.3       148.3        10.0       7

By channel:
Private client services                             41.2        50.1        (8.9)    (18)
Retail brokerage                                     7.1         7.7        (0.6)     (8)
Institutional                                       80.3        64.4        15.9      25
Commercial cash sweep                                7.7        10.1        (2.4)    (24)
Capital markets                                      3.4         2.6         0.8      31
External(21)                                         9.8         6.7         3.1      46
All other direct(22)                                 8.8         6.7         2.1      31
--------------------------------------------------------------------------------
   Total assets                                    158.3       148.3        10.0       7

Morningstar(R) Rankings:(23)
% of 4 and 5 ranked funds                             54%         55%         (1)%
% of 3+ ranked funds                                  88          89          (1)
-------------------------------------------------------------------------------------------

                                                         Three Months Ended March 31
                                                  ------------------------------------------
                                                                                 Change
                                                                            ----------------
                                                    2003     2002(19)       Amount   Percent
                                                  ------------------------------------------
CORPORATE TRUST SECURITIES
   ENDING BALANCES: (in billions)
Corporate trust securities
   under administration(24)                       $1,003.9      $958.4      $ 45.5      5%

PRIVATE CLIENT SERVICES:
Number of private client advisors                      649         660         (11)    (2)%
Number of private client offices(25)                    90          97          (7)    (7)

Total client assets-end of
   period (in billions)                           $   60.6      $ 72.0      $(11.4)   (16)

Ending balances (in billions):
   Loans                                               6.6         6.9        (0.3)    (4)
   Deposits                                            9.9         8.2         1.7     21

Average balances (in billions):
   Loans                                               6.7         6.9        (0.2)    (3)
   Deposits                                            9.3         8.1         1.2     15
--------------------------------------------------------------------------------------------

For additional footnote detail see pages 7, 11 and 14.

(19) Prior period data has been adjusted for the transfer of retail brokerage to the Retail line of business.
(20) Net interest income-FTE did not have tax equivalent adjustments for the three months ended March 31, 2003 and 2002.
(21) Includes broker/dealers, trust companies, and registered investment advisors that sell, or offer, One Group funds.
(22) One Group funds invested in other One Group funds and other mutual funds sub-advised.
(23) Morningstar changed the rating process effective June 30, 2002 with no prior period restatements.
(24) Certain adjustments, primarily definitional in nature, were made to prior periods to conform to the current period presentation. Ending balances are estimated.
(25) During 2002, PCS offices that were in close proximity were consolidated to realize operational efficiencies.

Quarterly Results
-----------------

Investment Management net income totaled $80 million, a decline of $21 million, or 21%, reflecting weak market conditions.

     Assets under management were $158 billion, an increase of $10 billion, or 7%, as a result of strong money market and fixed income asset growth, partially offset by a decline in equity assets. During this same period, the S&P 500 declined 26%. Institutional and external assets under management increased $19 billion, or 27%, partially offset by a decline in Private Client Services assets under management of $9 billion, or 18%. One Group mutual funds assets increased 8% to $98 billion.

     Net interest income decreased 14% to $98 million. Despite continued strong average deposit growth of $1.3 billion, or 14%, net interest income declined due to deposit spread compression.

     Noninterest income declined 2% to $248 million. Despite positive net fund inflows, noninterest income was negatively impacted by a shift in asset mix from equities to money market and fixed income, mostly caused by continuing market decline.

     Noninterest expense increased 6% to $216 million, reflecting higher legal and other operating expenses. Salaries and benefits remained fairly flat despite an overall decline in headcount, because of increased benefits expenses and a change in the skill mix of the employee base.

     The provision for credit losses was $2 million, down $3 million from a year ago. Provision decreased $26 million from the prior quarter, which had reflected the deterioration in credit quality of certain large loans.

     Subsequent to March 31, 2003, the Corporation announced that it is exploring strategic options with the Global Corporate Trust business, which may include possible sale. No decision has been made pending managements' review.

Corporate
Corporate includes treasury, fixed income and principal investment portfolios, mortgage-servicing assets, unallocated corporate expenses, and any gains or losses from corporate transactions. The treasury group within the Corporate line of business risk manages mortgage-servicing assets on behalf of the Corporation.

                                                            Three Months Ended March 31
----------------------------------------------------------------------------------------------
                                                                                   Change
                                                                              ----------------
(Dollars in millions)                                  2003    2002(26)       Amount   Percent
----------------------------------------------------------------------------------------------
INCOME STATEMENT DATA:
Net interest expense-FTE(3)(27)(28)                  $  (183)     $   (43)    $ (140)   N/M

   Banking fees and commissions                          (17)          (7)       (10)   N/M
   Credit card revenue                                     1           (1)         2    N/M
   Service charges on deposits                            (1)           3         (4)   N/M
   Fiduciary and investment management fees                8            2          6    N/M
   Investment securities gains (losses)                   69          (18)        87    N/M
   Trading losses                                        (13)          (9)        (4)   (44)%
   Other income                                           33           54        (21)   (39)
------------------------------------------------------------------------------------
      Total noninterest income(29)                        80           24         56    N/M
------------------------------------------------------------------------------------
         Total loss, net of interest expense            (103)         (19)       (84)   N/M

Provision for credit losses                               --           15        (15)   N/M

Salaries and employee benefits                           245          186         59     32
Other expense                                           (125)         (99)       (26)   (26)
------------------------------------------------------------------------------------
   Total noninterest expense(30)                         120           87         33     38
------------------------------------------------------------------------------------
Loss before income tax benefit                          (223)        (121)      (102)   (84)
Applicable income tax benefit                           (115)         (72)       (43)   (60)
------------------------------------------------------------------------------------
   Net loss                                          $  (108)     $   (49)    $  (59)   N/M
----------------------------------------------------------------------------------------------
FINANCIAL PERFORMANCE:
Headcount-full-time                                   14,802       13,627      1,175      9%

ENDING BALANCES (in billions):
Loans                                                $   0.3      $   1.0     $ (0.7)   (70)%
Assets                                                  70.9         52.1       18.8     36
Memo-
   Treasury investments(31)                             41.6         30.4       11.2     37
   Principal investments(32)                             2.2          2.5       (0.3)   (12)

Deposits                                                12.4         15.9       (3.5)   (22)
Equity                                                   1.3         (0.1)       1.4    N/M

AVERAGE BALANCES (in billions):
Loans                                                $   0.3      $   0.5     $ (0.2)   (40)%
Assets                                                  56.1         48.3        7.8     16

Deposits                                                12.9         15.7       (2.8)   (18)

Equity                                                   1.6         (0.1)       1.7    N/M

CREDIT QUALITY (in millions):
Net charge-offs                                      $    --      $    15     $  (15)   N/M

Nonperforming assets:
   Nonperforming loans                                     7           45        (38)   (84)%
   Other including OREO                                    3            5         (2)   (40)
----------------------------------------------------------------------------------------------
      Total nonperforming assets                          10           50        (40)   (80)

Allowance for credit losses                                4            4         --
Allowance to period end loans                           1.33%        0.40%      0.93%
Allowance to nonperforming loans                          57            9         48
Nonperforming assets to related assets                  3.30         4.98      (1.68)
----------------------------------------------------------------------------------------------

For additional footnote detail see pages 7, 11, 14 and 18.

(26) Prior period data has been adjusted for the transfer of the community development business from the Retail line of business.
(27) Net interest expense-FTE includes tax equivalent adjustments of $8 million for the three months ended March 31, 2003 and 2002.
(28) Net interest expense-FTE primarily includes treasury results and interest spread on investment related activities.
(29) Noninterest income primarily includes the gains and losses from investment activities and other corporate transactions.
(30) Noninterest expense primarily includes corporate expenses not allocated to the lines of business.
(31) Treasury investments may include U.S. government and agency debt securities, mortgage and other asset backed securities and other fixed income investments.
(32) Principal investments include primarily private equity investments and venture capital fund investments.

Quarterly Results
-----------------

Corporate net loss totaled $108 million, compared with a net loss of $49 million. During the quarter, more than 20 million shares were repurchased at an average price of $35.72.

     During 2002, actions were taken to position the balance sheet more defensively for a potential increase in interest rates. The Corporation extended funding duration by fixing rates, and better positioned treasury's investment portfolio for rising rates. As a result, net interest expense of $183 million in the current quarter reflects an increase of $140 million from the prior year.

     Noninterest income was $80 million, an increase of $56 million, driven by net investment gains. Net securities gains of $69 million consisted primarily of net gains from treasury's investment portfolio as a result of further repositioning. In addition, other income decreased $21 million from the previous year primarily due to asset sales and valuation adjustments related to other investments.

     Corporate noninterest expenses were $120 million, an increase of $33 million over the prior year.

BALANCE SHEET ANALYSIS

(All comparisons are to December 31, 2002, unless otherwise specified.)

The Corporation's loan portfolio was $144.7 billion compared with $148.1 billion, a decrease of $3.4 billion, or 2%. Commercial Banking loans totaled $59.5 billion compared to $61.9 billion, a decrease of $2.4 billion, or 4%. Reductions of $2.0 billion in the commercial and industrial portfolio were the result of on going risk management initiatives and weak loan demand. Card Services loans totaled $12.3 billion compared to $11.6 billion, an increase of $0.7 billion, or 7%. During the quarter, 1.0 million credit card accounts were opened. Retail loans totaled $65.9 billion compared with $67.6 billion, a decrease of $1.7 billion, or 3%, due primarily to the intentional reduction of the discontinued brokered home equity and vehicle lease portfolios partially offset by growth in home equity loans.

     Investment securities totaled $71.3 billion compared with $67.6 billion. This increase of $3.7 billion, or 5%, was driven by an increase of $7.7 billion, or 29%, in U.S. government agencies and an increase of $605 million, or 45%, in U.S. Treasuries. Partially offsetting these increases was a decrease of $3.4 billion, or 12%, in retained interests in securitized credit card receivables, a decrease of $836 million, or 18%, in other debt securities and a decrease of $510 million, or 15%, in equity securities.

     Total deposits were $167.1 billion compared to $170.0 billion, a decrease of $2.9 billion, or 2%. Time deposits totaled $28.1 billion compared to $30.5 billion, a decrease of $2.4 billion or 8%. Foreign offices' deposits totaled $15.0 billion compared to $16.2 billion, a decrease of $1.2 billion, or 7%. Offsetting this decrease was an increase in demand deposits of $1.7 billion, or 5%, to $36.0 billion from $34.3 billion. As a result of the current interest rate environment, customer deposits are migrating from time deposits to demand deposits.

RISK MANAGEMENT

Risk is an inherent part of the Corporation's business activity. The Corporation's ability to properly and effectively identify, measure, monitor, and report risk in its business activities is critical to its soundness and profitability. The diversity of the Corporation's lines of business helps reduce the impact that volatility in any particular area has on its operating results as a whole.

Risk Types
There are seven major risk types identified by the Corporation:

     . Credit risk is the risk to earnings or capital arising from an obligor's failure to meet the terms of any contract with the lender or otherwise fail to perform as agreed.
     . Liquidity risk is the risk of loss arising from an institution's inability to meet its obligations when they come due without incurring unacceptable losses.
     . Market risk is the risk that changes in future market rates or prices will make the Corporation's positions less valuable.
     . Operational risk is the risk of loss resulting from inadequate or failed internal processes, people or systems or from external events.
     . Reputation risk is the risk to earnings or capital arising from negative public opinion. This affects the institution's ability to establish new relationships or services, or continue servicing existing relationships.
     . Strategic risk is the risk to earnings or capital arising from adverse business decisions or improper implementation of those decisions.
     . Compliance risk is the risk to earnings or capital arising from violations of, or non-conformance with, laws, rules, regulations, prescribed practices, or ethical standards.

The following discussion of the Corporation's risk management process focuses primarily on developments since December 31, 2002. The Corporation's risk management processes for credit, liquidity, market and operational risks have not substantially changed from year-end and are described in detail in the Corporation's 2002 Annual Report, beginning on page 56.

LIQUIDITY RISK MANAGEMENT

     At March 31, 2003, the Corporation and its principal banks had the following long- and short-term debt ratings:

                                Short-Term Debt       Senior Long-Term Debt
----------------------------------------------------------------------------
                           S & P   Moody's   Fitch   S & P   Moody's   Fitch
----------------------------------------------------------------------------
The Corporation (parent)    A-1      P-1      F-1      A       Aa3      A+
Principal banks             A-1      P-1      F-1+     A+      Aa2      AA-
----------------------------------------------------------------------------

MARKET RISK MANAGEMENT

Market risk refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices, commodity prices and credit spreads in market risk sensitive instruments. Market risk arises in both trading and non-trading portfolios. The section on "Market Risk Management-Nontrading Activities" in the Corporation's 2002 Annual Report on pages 61-62 provides an overview of our approach to managing market risks arising from non-trading portfolios. In these asset and liability management activities, policies are in place to closely manage structural interest rate risk. Disclosures about the fair value of financial instruments, which reflect changes in market prices and rates, can be found in Note 23 "Fair Value of Financial Instruments" in the Corporation's 2002 Annual Report on pages 103-105.

Market Risk Management - Trading Activities
Through its trading activities, the Corporation strives to take advantage of profit opportunities due to changes in interest rates, exchange rates, equity prices, commodity prices and credit spreads. The Corporation's trading activities are primarily customer-oriented. For example, cash instruments are bought and sold to satisfy customers' investment needs. Derivative contracts are initially entered into to meet the risk management needs of customers. The Corporation enters into subsequent transactions to manage the level of risk in accordance with approved limits. In order to accommodate customers, an inventory of capital markets instruments is carried, and access to market liquidity is maintained by providing bid-offer prices to other market makers. The Corporation may also take proprietary trading positions in various capital markets cash instruments and derivatives, and these positions are designed to profit from anticipated changes in market factors. Activity is focused in OECD (Organisation for Economic Cooperation and Development) markets, with very little activity in emerging markets.

     Many trading positions are kept open for brief periods of time, often less than one day. Other positions may be held for longer periods. Trading positions are carried at estimated fair value, with realized and unrealized gains and losses included in noninterest income as trading income.

Value-At-Risk

For trading portfolios, value-at-risk measures the maximum fair value the Corporation could be reasonably expected to lose on a trading position, given a specified confidence level and time horizon. Value-at-risk limits and exposure are monitored daily for each significant trading portfolio. Value-at-risk is not calculated for credit derivatives used to hedge specific credits in the loan portfolio. However, stress testing is regularly performed for these credit derivative positions. See discussion of credit derivatives under the "Trading Derivative Instruments" section in the Corporation's 2002 Annual Report on page
72. Likewise, value-at-risk calculations do not include the principal investments portfolio, which is carried at fair value with realized and unrealized gains and losses reported currently in income.

     The Corporation applies a statistical model to its portfolios of cash and derivative positions, including options, to calculate value-at-risk. The variance-covariance model estimates the volatility of returns on individual assets, as well as the correlation of changes of asset price pairs. These volatility and correlation estimates are made on the basis of one-year, equally-weighted historical observations of market variables. The model then computes the volatility of changes in the market values of the portfolios (i.e., the value-at-risk results) by applying each portfolio's statistical sensitivities to the correlations.

     The Corporation's value-at-risk calculation measures potential losses in fair value using a 99% confidence level and a one-day time horizon. This equates to 2.33 standard deviations from the mean under a normal distribution. This means that, on average, daily profits and losses are expected to exceed value-at-risk one out of every 100 overnight trading days.

     The value-at-risk in the Corporation's trading portfolio was as follows:
(excluding credit derivatives used to hedge specific credits in the loan portfolio with a notional amount of $7.7 billion and $7.3 billion at March 31, 2003 and December 31, 2002, respectively).

                                                         First Quarter 2003
---------------------------------------------------------------------------------------------------
(In millions)                             March 31, 2003   Average   High   Low   December 31, 2002
---------------------------------------------------------------------------------------------------
High Volume Capital Markets Trading
   Portfolios and Mortgage Pipeline (1)
Risk type:
   Interest rate                               $ 6           $ 6      $ 7   $ 4          $ 6
   Currency exchange rate                       --            --        1    --           --
   Equity                                       --            --       --    --            1
   Diversification benefit                      --            --       --    --           --
------------------------------------------------------------------                -----------------
      Total                                      6             6        7     5            7
Other Trading Portfolios
Risk type:
   Interest rate                                 4             5        6     4            7
------------------------------------------------------------------                -----------------
Aggregate trading portfolio market risk        $10           $11      $12   $ 9          $14
---------------------------------------------------------------------------------------------------

(1)  Subject to backtesting.

     Interest rate risk was the predominant type of market risk incurred during the first quarter of 2003. At March 31, 2003, approximately 96% of primary market risk exposures were related to interest rate risk. Currency exchange rate, equity and commodity risks accounted for 1%, 2% and 1%, respectively, of primary market risk exposures.

     At March 31, 2003, aggregate portfolio market risk exposures were 25% lower than at year-end 2002.

     Value-at-risk levels are regularly backtested to validate the model by comparing predictions with actual results. For the three months ended March 31, 2003, backtesting results for the high volume capital markets portfolios and the mortgage pipeline appear in the following graph:

                             [GRAPHIC APPEARS HERE]

     These backtesting results reflect only the higher-volume trading portfolios that are actively managed and marked-to-market on a daily basis (i.e., the capital markets trading portfolios and the mortgage pipeline in the consumer lending business). Based on a 99% confidence interval in predicting actual profit or loss, the Corporation would expect actual profit or loss to exceed value-at-risk one day for every one hundred days. As shown in the graph above, there were no days during the first quarter where the actual loss exceeded the calculated value-at-risk. The Corporation's value-at-risk measure provides a conservative measure of the level of market risk.

Market Risk Management - Non-Trading Activities
Interest rate risk exposure in the Corporation's core non-trading business activities, (i.e., asset/liability management ("ALM") position), is a result of reprice, option, and basis risks associated with on- and off-balance sheet positions. Reprice risk represents timing mismatches in the Corporation's ability to alter contractual rates earned on financial assets or paid on liabilities in response to changes in market interest rates. Basis risk refers to the potential for change in the underlying relationship between market rates or indices, which subsequently result in a narrowing of the spread earned on a loan or investment relative to its cost of funds. Option risk arises from "embedded options" present in many financial instruments such as interest rate options, loan prepayment options and deposit early withdrawal options. These provide customers and investors opportunities to take advantage of directional changes in rates, which could have an adverse impact on the Corporation's margin performance. Embedded options are complex risk positions that are difficult to predict and offset, and are a significant component of the interest rate risk exposure for the Corporation.

     Based on immediate parallel shocks, the Corporation's earnings at-risk to rising interest rates, versus base-case, has improved. The Corporation's 12-month pretax earnings sensitivity profile is as follows:

                          Immediate Change in Rates
------------------------------------------------------------------------------
(In millions)                             +200 bp   +100 bp   -50 bp   -100 bp
------------------------------------------------------------------------------
March 31, 2003                              $281     $242     $(227)    $(450)
------------------------------------------------------------------------------
December 3l, 2002                           $165     $100     $ (89)    $(177)
------------------------------------------------------------------------------

     The increase in measured exposure to falling interest rates, and corresponding increase in benefit derived from rising rates, reflects management's decision to position the balance sheet more defensively for a potential increase in interest rates. The change in risk position effected over the past year included a more defensive investment portfolio and a longer duration wholesale funding posture. In the table above, the Corporation has provided disclosure of the immediate parallel shock of a -100 basis point rate movement in accordance with the risk monitoring policy even though management believes that the probability of rates declining by 100 basis points in a parallel shift is low.

CREDIT PORTFOLIO COMPOSITION

Selected Statistical Information
The significant components of credit risk and the related ratios for the periods indicated are as follows:

                                                March 31   December 31   September 30    June 30   March 31
                                                  2003        2002           2002          2002      2002
-----------------------------------------------------------------------------------------------------------
(Dollars in millions)
Loans outstanding                               $144,747    $148,125       $150,389     $147,728   $152,126
Average loans                                    146,419     150,531        148,152      149,674    154,942

Nonperforming loans(1)                             3,199       3,276          3,521        3,720      3,737
Other, including other real estate owned             254         251            214          204        197
-----------------------------------------------------------------------------------------------------------
   Nonperforming assets                            3,453       3,527          3,735        3,924      3,934

Allowance for credit losses                        4,526       4,525          4,518        4,521      4,520
Net charge-offs                                      495         622            573          607        663
Nonperforming assets to related assets(2)           2.38%       2.38%          2.48%        2.65%      2.58%
Allowance to period end loans                       3.31        3.20           3.17         3.19       3.06
Allowance to nonperforming loans                     142         139            132          125        123
Annualized net charge-offs to average loans         1.35        1.65           1.55         1.62       1.71
Allowance to annualized net charge-offs              229         182            197          186        170
-----------------------------------------------------------------------------------------------------------

 (1) Includes loans held for sale of $22 million, $22 million, $93 million, $107 million and $69 million at March 31, 2003, December 31, 2002, September 30, 2002, June 30, 2002 and March 31, 2002, respectively. These amounts are not included in allowance coverage statistics.
 (2) Related assets consist of loans outstanding, including loans held for sale, and other real estate owned.

Loan Composition
The Corporation's loan portfolios at the periods indicated are as follows:

                                March 31, 2003   December 31, 2002  September 30, 2002    June 30, 2002     March 31, 2002
----------------------------------------------------------------------------------------------------------------------------
(Dollars in millions)          Amount   Percent   Amount   Percent   Amount    Percent   Amount   Percent   Amount   Percent
----------------------------------------------------------------------------------------------------------------------------
Retail:
   Smallbusinesss commercial  $  9,739      7%   $  9,795      7%   $  9,821       6%   $  9,958      7%      9,905      6%
   Home equity                  28,842     20      28,469     19      26,757      18      25,579     17      25,272     17
   Vehicle                      13,627      9      14,012      9      14,296      10      13,584      9      13,644      9
   Other persona1                7,898      5       8,486      6       8,861       6       8,229      6       8,600      6
----------------------------------------------------------------------------------------------------------------------------
      Core businesses           60,106     41      60,762     41      59,735      40      57,350     39      57,421     38
Brokered home equity
   discontinued                  2,806      2       3,242      2       3,648       2       4,120      3       4,619      3
Vehicle leases                   2,955      2       3,596      2       4,204       3       4,722      3       5,431      4
----------------------------------------------------------------------------------------------------------------------------
   Home equity discontinued/
      vehicle leases             5,761      4       6,838      4       7,852       5       8,842      6      10,050      7
----------------------------------------------------------------------------------------------------------------------------
         Total Retail           65,867     45      67,600     45      67,587      45      66,192     45      67,471     45
Commercial Banking:
   Corporate banking:
      Commercial and
         industrial             16,679     12      17,866     12      17,388      12      17,912     12      20,226     13
      Commercial real estate     8,414      6       8,321      6       8,557       6       8,433      6       8,731      6
      Lease financing            4,250      3       4,358      3       4,693       3       4,758      3       4,774      3
      Other                        553     --       1,014     --         514      --         670     --         975     --
----------------------------------------------------------------------------------------------------------------------------
         Total corporate
            banking             29,896     21      31,559     21      31,152      21      31,773     21      34,706     22
   Middle market:
      Commercial and
         industrial             26,199     18      26,983     18      28,086      18      29,337     20      29,515     19
      Commercial real estate     2,150      1       2,318      2       2,353       2       2,421      2       3,516      2
      Lease financing              943      1       1,008      1       1,039       1       1,092      1       1,156      1
      Other                        269     --          27     --         361      --         251     --         141     --
----------------------------------------------------------------------------------------------------------------------------
         Total middle market    29,561     20      30,336     21      31,839      21      33,101     23      34,328     22
----------------------------------------------------------------------------------------------------------------------------
            Total Commercial
               Banking          59,457     41      61,895     42      62,991      42      64,874     44      69,034     44
Card Services                   12,387      9      11,581      8      11,924       8       9,115      6       7,396      5
IMG                              6,718      5       6,946      5       7,131       5       7,088      5       7,175      5
Corporate                          318     --         103     --         756      --         459     --       1,050      1
----------------------------------------------------------------------------------------------------------------------------
   Total loans                $144,747    100%   $148,125    100%   $150,389     100%   $147,728    100%   $152,126    100%
----------------------------------------------------------------------------------------------------------------------------

     Loans held for sale, which are classified as loans, are carried at lower of cost or fair value, totaled $7.9 billion and $6.9 billion at March 31, 2003 and December 31, 2002, respectively. At March 31, 2003, loans held for sale included Commercial Banking loans of $0.2 billion, of which approximately $17 million were included in nonperforming loans, and Card Services and other consumer loans of $7.7 billion.

Commercial and Industrial Loans
At March 31, 2003, commercial and industrial loans totaled $42.9 billion, which represents 72% of the Commercial Banking portfolio.

     The more significant borrower industry concentrations of the Commercial Banking commercial and industrial portfolio for the periods indicated are as follows:

                                               March 31, 2003               December 31, 2002
---------------------------------------------------------------------------------------------------
(Dollars in millions)                   Outstanding   Percent(1)       Outstanding   Percent(1)
---------------------------------------------------------------------------------------------------
Motor vehicles and parts/auto related     $ 4,025           9.4%         $ 3,990           8.9%
Wholesale trade                             3,499           8.2            3,558           7.9
Oil and gas                                 2,738           6.4            3,069           6.8
Industrial materials                        2,338           5.4            2,471           5.5
Business finance and leasing                2,132           5.0            2,222           5.0
Other(2)                                   28,146          65.6           29,539          65.9
---------------------------------------------------------------------------------------------------
   Tota1                                  $42,878           100%         $44,849           100%
---------------------------------------------------------------------------------------------------

(1) Total outstanding by industry concentration as a percentage of total commercial and industrial loans.
(2) Presented for informational purposes and includes 36 industry concentrations.

Commercial Real Estate
Commercial real estate loans represent credit extended for real estate related purposes to borrowers or counterparties who are primarily in the real estate development or investment business and for which the primary source of repayment of the loan is from the sale, lease, rental, management, operations or refinancing of the property. At March 31, 2003, commercial real estate loans totaled $10.6 billion, which represented 18% of the Commercial Banking portfolio.

     Commercial real estate lending is conducted in several lines of business with the majority of these loans originated by corporate banking primarily through its specialized National Commercial Real Estate Group. This group's focus is lending to targeted regional and national real estate developers and homebuilders. As of March 31, 2003, National Commercial Real Estate Group's loan outstandings totaled $8.4 billion, or 80% of the commercial real estate portfolio.

     The commercial real estate loan portfolio by both collateral location and property type for the periods indicated are as follows:

(Dollars in millions)                   March 31, 2003       December 31, 2002
--------------------------------------------------------------------------------
                                               Percent of             Percent of
                                      Amount   Portfolio     Amount   Portfolio
                                     -------   ----------   -------   ----------
By Collateral Location:
Michigan                             $ 1,147       11%      $ 1,118       11%
California                             1,047       10         1,109       10
Illinois                                 943        9         1,088       10
Texas                                    845        8           824        8
Ohio                                     839        8           848        8
Arizona                                  709        7           741        7
Louisiana                                363        3           376        3
Indiana                                  349        3           363        3
Kentucky                                 347        3           369        3
Colorado                                 260        3           288        3
Other areas                            1,530       14         1,563       15
Unsecured                              1,363       13         1,341       13
Secured by other than
   commercial real estate                822        8           611        6
--------------------------------------------------------------------------------
      Total commercial real estate   $10,564      100%      $10,639      100%
--------------------------------------------------------------------------------
By Property Type:

Apartment                            $ 1,845       18%      $ 1,854       17%
Retail                                 1,798       17         1,762       17
Office                                 1,658       16         1,738       16
Industrial/warehouse                   1,192       11         1,161       11
Single family residential
   development                         1,184       11         1,137       11
Residential lots                         539        5           543        5
Hotels                                   517        5           560        5
Other commercial
   income producing                    1,696       16         1,758       17
Other residential
   developments                          135        1           126        1
--------------------------------------------------------------------------------
      Total commercial real estate   $10,564      100%      $10,639      100%
--------------------------------------------------------------------------------

ASSET QUALITY

Nonperforming Assets
The Corporation places loans on nonaccrual status as follows:

..    Retail consumer loans are placed on nonaccrual status when the collection of contractual principal or interest becomes 90 days past due.
..    Commercial Banking and Retail small business commercial loans are placed on nonaccrual status when the collection of contractual principal or interest is deemed doubtful, or the loan becomes 90 days or more past due and is not both well-secured and in the process of collection.
..    Credit card receivables are charged-off rather than placed on nonaccrual status.

     The Corporation's nonperforming assets for the quarterly periods indicated are as follows:

                                                  March 31   December 31   September 30   June 30   March 31
(Dollars in millions)                               2003         2002          2002         2002      2002
------------------------------------------------------------------------------------------------------------
Nonperforming loans:
   Retail                                          $1,350       $1,325        $1,426       $1,343    $1,398
   Commercial Banking:
      Corporate banking                               814          873         1,010        1,161     1,170
      Middle market banking                           947        1,001         1,030        1,136     1,087
------------------------------------------------------------------------------------------------------------
         Total Commercial Banking                   1,761        1,874         2,040        2,297     2,257
   IMG                                                 81           71            47           38        37
   Corporate                                            7            6             8           42        45
------------------------------------------------------------------------------------------------------------
      Total nonperforming loans(1)(2)               3,199        3,276         3,521        3,720     3,737
Other, including other real estate owned              254          251           214          204       197
------------------------------------------------------------------------------------------------------------
   Total nonperforming assets                      $3,453       $3,527        $3,735       $3,924    $3,934
------------------------------------------------------------------------------------------------------------
Nonperforming assets to related assets               2.38%        2.38%         2.48%        2.65%     2.58%

Loans 90-days or more past due and
   accruing interest:
      Card Services                                $  161       $  160        $  132       $  112    $  100
      Other                                            --            1            --           --         2
------------------------------------------------------------------------------------------------------------
         Total loans                               $  161       $  161        $  132       $  112    $  102
------------------------------------------------------------------------------------------------------------

(1) Nonperforming loans at March 31, 2003, include $22 million of loans held for sale.
(2) Related assets consist of loans outstanding, including loans held for sale, and other real estate owned.

     Credit quality improved during the first quarter as nonperforming assets declined $74 million from the prior quarter. In Commercial Banking, nonperforming loans declined $113 million from the prior quarter. These declines were a result of risk management actions, including loan sales and ongoing review of individual credits. The Corporation has established processes for identifying potential problem areas of the portfolio, which currently include exposure to energy/utilities, auto-related and airlines. The Corporation will continue to monitor and manage these potential risks; however, concerns remain due to the uncertain economic environment and the potential effect it may have on future credit quality.

     Nonperforming loans within Retail at March 31, 2003, were $1.3 billion, an increase of $25 million from the prior quarter. This increase was primarily driven by increases in small business commercial loans partially offset by discontinued brokered home equity and vehicle loan decreases. Small business nonperforming loans are modestly higher, reflecting continued general economic weakness. Overall residential real estate nonperforming loans continue to improve as foreclosure inventories continue to decline. Home equity loans are written down to net realizable value once a loan reaches 120 days delinquency. Due to the time necessary to complete foreclosure and acquire title, real estate loans remain in nonperforming status for an extended period.

Charge-offs
The Corporation records charge-offs as follows:

..    Commercial loans are charged-off in the reporting period in which either an event occurs that confirms the existence of a loss or it is determined that a loan or a portion of a loan is uncollectible.
..    A credit card loan is charged-off in the month it becomes contractually 180 days past due and remains unpaid at the end of that month, or 60 days after receipt of bankruptcy notification.
..    Retail loans are generally charged-off following a delinquency period of
     120 days, or within 60 days for unsecured Retail loans after receipt of notification of bankruptcy. Closed-end consumer loans, such as auto loans and leases and home mortgage loans, are typically written down to the extent of loss after considering the net realizable value of the collateral.

     The timing and amount of the charge-off on consumer loans will depend on the type of loan, giving consideration to available collateral, as well as the circumstances giving rise to the delinquency. The Corporation adheres to uniform guidelines published by the FFIEC in charging off consumer loans.

     The Corporation's net charge-offs for the quarterly periods indicated are as follows:

                                     March 31, 2003                 December 31, 2002                  September 30, 2002
---------------------------------------------------------------------------------------------------------------------------------
                             Net                 Annualized     Net                 Annualized     Net                Annualized
                           charge-    Average   net charge-   charge-    Average   net charge-   charge-    Average   net charge-
(Dollars in millions)       offs      balance     off rate      offs     balance     off rate      offs     balance    off rate
---------------------------------------------------------------------------------------------------------------------------------
Retail                       $204    $ 67,026       1.22%       $237    $ 67,753       1.40%       $201    $ 66,754      1.21%
Commercial Banking:
   Corporate banking           81      30,405       1.07         148      31,508       1.88         160      31,600      2.03
   Middle market banking       47      29,551       0.64          54      30,693       0.70          77      32,084      0.96
---------------------------------------------------------------------------------------------------------------------------------
      Total Commercial
         Banking              128      59,956       0.85         202      62,201       1.30         237      63,684      1.49
Card Services                 161      12,364       5.24         168      13,325       5.05         131      10,523      4.99
IMG                             2       6,755       0.12          13       7,005       0.74           2       6,955      0.11
Corporate                      --         318         --           2         247         --           2         236        --
---------------------------------------------------------------------------------------------------------------------------------
   Total                     $495    $146,419       1.35%       $622    $150,531       1.65%       $573    $148,152      1.55%
---------------------------------------------------------------------------------------------------------------------------------

                                                                        June 30 2002                     March 31, 2002
                                                              -------------------------------------------------------------------
                                                                Net                 Annualized     Net                Annualized
                                                              charge-    Average   net charge-   charge-    Average   net charge-
(Dollars in millions)                                           offs     balance     off rate      offs     balance    off rate
---------------------------------------------------------------------------------------------------------------------------------
Retail                                                          $215    $ 66,740       1.29%       $265    $ 69,139      1.53%
Commercial Banking:
   Corporate banking                                             168      33,322       2.02         163      36,040      1.81
   Middle market banking                                         106      33,689       1.26         118      35,075      1.34
---------------------------------------------------------------------------------------------------------------------------------
      Total Commercial
         Banking                                                 274      67,011       1.64         281      71,115      1.58
Card Services                                                    118       8,459       5.58          97       7,217      5.38
IMG                                                               --       6,997         --           5       6,984      0.29
Corporate                                                         --         467         --          15         487        --
---------------------------------------------------------------------------------------------------------------------------------
   Total                                                        $607    $149,674       1.62%       $663    $154,942      1.71%
---------------------------------------------------------------------------------------------------------------------------------

     Net charge-offs decreased 20% during the first quarter of 2003 to $495 million from the prior quarter. The net charge-off ratio decreased to 1.35% in the first quarter of 2003 versus 1.65% in the fourth quarter of 2002. All lines of business experienced lower net charge-offs.

     Retail net charge-offs in the first quarter of 2003 totaled $204 million, down from $237 million in the fourth quarter of 2002. This decrease reflected lower net charge-offs primarily in the vehicle loan portfolio.

     Commercial Banking net charge-offs in the first quarter of 2003 totaled $128 million, down from $202 million in the fourth quarter of 2002, reflecting continued benefits from managements' actions taken during 2001 and 2002. In spite of this improvement, future charge-offs and credit quality in the Commercial Banking portfolio are subject to uncertainties that may cause actual results to differ from historical experience or forecasted results, including the state of the economy and its impact on individual industries and portfolio mix, among other things.

     On a reported basis, Card Services net charge-offs for the first quarter of 2003 totaled $161 million, an increase of $64 million from the same quarter a year ago, attributable to growth of the portfolio from $7.2 billion to $12.4 billion.

     On a managed basis, Card Services first quarter 2003 net charge-off ratio of 5.29% decreased from the year-ago ratio of 5.69%, reflecting management's continued emphasis on prudent credit risk management including disciplined underwriting and account management practices targeted to the prime and super-prime credit sectors. Credit risk management tools used to manage the level and volatility of losses for credit card accounts have been continually updated, and, where appropriate, these tools are adjusted to reduce credit risk. The managed credit card portfolio continued to reflect a well-seasoned portfolio that has good national geographic diversification.

     Future charge-offs and overall credit quality are subject to uncertainties, which may cause actual results to differ from current and historic performance. This could include the direction and level of loan delinquencies, changes in consumer behavior, bankruptcy trends, portfolio seasoning, interest rate movements, and portfolio mix, among other things. While current economic and credit data suggests that credit quality will not significantly deteriorate, significant deterioration in the general economy could materially change these expectations.

Loan Sales
A summary of the Corporation's Commercial Banking loan sales, excluding syndications, syndication-related activity and trade finance transactions, for the periods indicated are as follows:

                                                                 March 31   December 31   September 30   June 30   March 31
(In millions)                                                      2003         2002          2002         2002      2002
---------------------------------------------------------------------------------------------------------------------------
Loans sold and loans transferred
   to loans held for sale:(1)
     Nonperforming loans                                          $ 92         $ 62          $139         $208      $ 99
      Other loans with credit related losses                         94           63            79          148       160
      Other loans                                                   304          275           261          193       343
---------------------------------------------------------------------------------------------------------------------------
         Total                                                     $490         $400          $479         $549      $602
---------------------------------------------------------------------------------------------------------------------------
Impact of sales, transfers to loans held for sale and valuation adjustments, on held for sale:
   Charge-offs on loans sold and transferred to held for sale:
      Nonperforming loans                                          $ 10         $ --          $  5         $ 39      $ 48
      Other loans with credit related losses                         10            5             6           12        19
---------------------------------------------------------------------------------------------------------------------------
         Total charge-offs to allowance                              20            5            11           51        67
   Losses (gains) on loans sold and held for sale                    (8)          (3)           12           22         4
---------------------------------------------------------------------------------------------------------------------------
      Total                                                        $ 12         $  2          $ 23         $ 73      $ 71
---------------------------------------------------------------------------------------------------------------------------

 (1) First quarter 2003 data includes loans reclassified to loans held for sale sale that are not yet sold of approximately $17 million, $10 million and $199 million in nonperforming, other loans with credit related losses and other loans, respectively.

     The Corporation sells Commercial Banking loans in the normal course of its business activities and as one alternative to manage credit risk. These loans are subject to the Corporation's overall risk management practices. When a loan is sold or transferred to held for sale, any loss is evaluated to determine whether it resulted from credit deterioration or other conditions. Based upon this evaluation, losses resulting from credit deterioration are recorded as charge-offs. Losses on loan sales deemed to be from other than credit deterioration, gains on loan sales, and subsequent fair value adjustments on loans held for sale are reported as other noninterest income.

     Loans classified as held for sale are carried at the lower of cost or market value. Accordingly, these loans are no longer included in the evaluation of the adequacy of the allowance for credit losses.

ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses is maintained at a level that in management's judgment is adequate to provide for estimated probable credit losses inherent in various on- and off-balance sheet financial instruments. This process includes deriving probable loss estimates based on historical loss ratios, portfolio stress testing and management's judgment.

     The changes in the Corporation's allowance for credit losses for the periods indicated are as follows:

                                                   March 31   December 31   September 30   June 30   March 31
(In millions)                                        2003         2002         2002         2002       2002
-------------------------------------------------------------------------------------------------------------
Balance beginning of period                         $4,525      $4,518         $4,521      $4,520     $4,528
Charge-offs:
   Retail:
      Small business commercial                         32          38             20          28         18
      Home equity                                       77          70             66          67         89
      Vehicle                                           61          83             67          56         82
      Other personal                                    29          27             29          38         41
-------------------------------------------------------------------------------------------------------------
         Core businesses                               199         218            182         189        230
      Brokered home equity discontinued                 31          33             35          45         49
      Vehicle leases                                    19          23             20          19         34
-------------------------------------------------------------------------------------------------------------
         Home equity discontinued/vehicle leases        50          56             55          64         83
         Total consumer                                217         236            217         225        295
-------------------------------------------------------------------------------------------------------------
            Total Retail                               249         274            237         253        313
-------------------------------------------------------------------------------------------------------------
   Commercial Banking:
      Corporate banking:
         Commercial and industrial                      55          74            133         152        182
         Commercial real estate                          6           6              8          19          2
         Lease financing                                40          77             31          25          2
-------------------------------------------------------------------------------------------------------------
            Total corporate banking                    101         157            172         196        186
      Middle market:
         Commercial and industrial                      65          67             71         113        126
         Commercial real estate                          3          --             15           2          4
         Lease financing                                 1           2              4          19          5
-------------------------------------------------------------------------------------------------------------
            Total middle market                         69          69             90         134        135
-------------------------------------------------------------------------------------------------------------
         Total Commercial Banking                      170         226            262         330        321
Card Services                                          175         183            142         129        111
IMG                                                      3          15              4           2          7
Corporate                                               --           2              3          --         15
-------------------------------------------------------------------------------------------------------------
         Total charge-offs                             597         700            648         714        767
-------------------------------------------------------------------------------------------------------------

Allowance for Credit Losses table continued:

                                                   March 31   December 31   September 30   June 30   March 31
(In millions)                                        2003        2002          2002         2002       2002
-------------------------------------------------------------------------------------------------------------
Recoveries:
   Retail:
      Small business commercial                     $    8      $    5         $    6      $    5     $    4
      Home equity                                        7           8              8           9          7
      Vehicle                                           14          14             14          15         17
      Other personal                                    11           4              3           4         15
-------------------------------------------------------------------------------------------------------------
         Core businesses                                40          31             31          33         43
      Brokered home equity discontinued                  2           1              1           1          1
      Vehicle leases                                     3           5              4           4          4
-------------------------------------------------------------------------------------------------------------
      Home equity discontinued/vehicle leases            5           6              5           5          5
         Total consumer                                 37          32             30          33         44
-------------------------------------------------------------------------------------------------------------
            Total Retail                                45          37             36          38         48
-------------------------------------------------------------------------------------------------------------
Commercial Banking:
   Corporate banking:
      Commercial and industrial                         20           8             11          26         21
      Commercial real estate                            --           1              1           2          2
      Lease financing                                   --          --             --          --         --
-------------------------------------------------------------------------------------------------------------
         Total corporate banking                        20           9             12          28         23
   Middle market:
      Commercial and industrial                         20          15             12          24         14
      Commercial real estate                             1          --              1           1          2
      Lease financing                                    1          --             --           3          1
-------------------------------------------------------------------------------------------------------------
         Total middle market                            22          15             13          28         17
-------------------------------------------------------------------------------------------------------------
      Total Commercial Banking                          42          24             25          56         40
   Card Services                                        14          15             11          11         14
   IMG                                                   1           2              2           2          2
   Corporate                                            --          --              1          --         --
-------------------------------------------------------------------------------------------------------------
      Total recoveries                                 102          78             75         107        104
-------------------------------------------------------------------------------------------------------------
Net charge-offs:
   Retail                                              204         237            201         215        265
   Commercial Banking                                  128         202            237         274        281
   Card Services                                       161         168            131         118         97
   IMG                                                   2          13              2          --          5
   Corporate                                            --           2              2          --         15
-------------------------------------------------------------------------------------------------------------
      Total net charge-offs                            495         622            573         607        663
-------------------------------------------------------------------------------------------------------------
Provision for credit losses                            496         628            587         607        665
Transfers                                               --           1            (17)          1        (10)
-------------------------------------------------------------------------------------------------------------
Balance end of period                               $4,526      $4,525         $4,518      $4,521     $4,520
-------------------------------------------------------------------------------------------------------------

Composition of Allowance for Credit Losses
While the allowance for credit losses is available to absorb credit losses in the entire portfolio, allocations of the allowance for credit losses by line of business for the periods indicated are as follows:

                                  March 31, 2003    December 31, 2002   September 30, 2002
------------------------------------------------------------------------------------------
(Dollars in millions)            Amount   Percent   Amount   Percent     Amount   Percent
------------------------------------------------------------------------------------------
Retail                           $1,015      22%    $1,014      22%      $1,022      23%
Commercial Banking:
   Corporate banking              1,706      38      1,706      38        1,706      38
   Middle market                  1,365      30      1,365      30        1,365      30
------------------------------------------------------------------------------------------
      Total Commercial Banking    3,071      68      3,071      68        3,071      68
Card Services                       396       9        396       9          396       9
IMG                                  40       1         40       1           25      --
Corporate                             4      --          4      --            4      --
------------------------------------------------------------------------------------------
      Total composition          $4,526     100%    $4,525     100%      $4,518     100%
------------------------------------------------------------------------------------------

                                                     June 30, 2002      March 31, 2002
---------------------------------------------------------------------------------------
                                                    Amount   Percent   Amount   Percent
---------------------------------------------------------------------------------------
Retail                                              $1,025      23%    $1,024      23%
Commercial Banking:
   Corporate banking                                 1,706      38      1,706      38
   Middle market                                     1,365      30      1,365      30
---------------------------------------------------------------------------------------
      Total Commercial Banking                       3,071      68      3,071      68
Card Services                                          396       9        396       9
IMG                                                     25      --         25      --
Corporate                                                4      --          4      --
---------------------------------------------------------------------------------------
      Total composition                             $4,521     100%    $4,520     100%
---------------------------------------------------------------------------------------

Components of Allowance for Credit Losses
The Corporation determines allowance levels based upon the probable losses in the credit portfolios. Several methodologies are employed for estimating probable losses. A detailed discussion of the process is presented in the Corporation's 2002 Annual Report beginning on page 57.

     The table below presents the components of the probable loss estimate for the periods indicated:

                             March 31   December 31   September 30   June 30   March 31
(In millions)                  2003        2002           2002         2002      2002
---------------------------------------------------------------------------------------
Asset specific                $  692      $  678         $  756       $  828    $  843
Expected loss                  2,850       2,810          2,862        3,051     3,104
Stress                           984       1,037            900          642       573
---------------------------------------------------------------------------------------
   Total components(1)        $4,526      $4,525         $4,518       $4,521    $4,520
---------------------------------------------------------------------------------------

 (1) The underlying assumptions, estimates and assessments made by management to determine the components of the allowance for credit losses are continually evaluated by management and updated to reflect management's judgments regarding economic conditions and various relevant factors impacting credit quality and inherent losses.

     The March 31, 2003 allowance for credit losses remained relatively unchanged; however, due to decreases in nonperforming loans and asset levels, coverage ratios improved. The allowance for credit losses at March 31, 2003 represented 3.31% of period-end loans and 142% of nonperforming loans, compared to 3.20% and 139%, respectively, at December 31, 2002. The asset-specific and expected loss components of the allowance for credit losses increased from the prior quarter reflecting some deterioration in credit quality for specific industry segments of the Commercial loan portfolio. This was offset by a decrease in the stress component of the allowance for credit losses reflecting management's ongoing assessment of the probable losses inherent in the portfolio. The allowance for credit losses established for specifically identified off-balance sheet lending exposures was not material at March 31, 2003.

DERIVATIVE FINANCIAL INSTRUMENTS

In the normal course of business, the Corporation uses a variety of derivative financial instruments in its trading activity and asset and liability management, and to a lesser extent, in its mortgage operations, and to manage certain currency translation exposures of foreign entities. These instruments include interest rate, currency, equity and commodity swaps, forwards, spot, futures, options, caps, floors, forward rate agreements, credit derivatives and other conditional or exchange contracts, and include both exchange-traded and over-the-counter contracts. A detailed discussion of accounting policies for trading and hedging derivative instruments is presented in the Corporation's 2002 Annual Report beginning on page 72.

Trading Derivative Instruments
Derivative financial instruments used in trading include swaps, forwards, futures, options, and other conditional or exchange contracts in the interest rate, foreign exchange, equity and commodity markets. The estimated fair values are based on quoted market prices or valuation models using current market information. Realized and unrealized gains and losses, including any interest income or expense on derivative instruments, are recorded in noninterest income as trading.

     The Corporation uses credit derivatives (primarily single name credit default swaps) and short bond positions, as protection against the deterioration of credit quality on commercial loans and loan commitments. The change in fair value of credit derivative instruments is included in trading results in the Corporation's financial statement, while any credit assessment change is reflected in the allocated credit reserves. At March 31, 2003, the notional amount of credit derivatives economically hedging commercial credit exposure totaled $7.7 billion, and related trading loss was $54 million for the first quarter of 2003.

Asset and Liability Management Hedging Derivative Instruments
Derivatives are an integral component of the Corporation's asset/liability management activities and associated management of interest rate risk. In general, the assets and liabilities generated through the ordinary course of business activities do not naturally create offsetting positions with respect to repricing, basis or maturity characteristics. Using derivative instruments, principally plain vanilla interest rate swaps (ALM swaps), interest rate sensitivity is adjusted to maintain the desired interest rate risk profile.

Cash Flow Hedges
Cash flow hedges primarily represent hedges of variable rate interest-bearing instruments. The effective portion of the change in fair value of the hedging derivative is recorded in Accumulated Other Adjustments to Stockholders' Equity, which is reclassified into earnings in a manner consistent with the earnings pattern of the underlying hedged instrument or transaction. At March 31, 2003, the total amount of such reclassification into earnings is projected to be a decrease in net income of $336 million after-tax ($527 million pre-tax) over the next twelve months. This decrease, along with the contractual interest on the underlying variable rate debt, achieves the overall intended result of converting the variable rate to a specified fixed rate and is included in our analysis of interest rate exposure. These projections involve the use of currently forecasted interest rates over the next twelve months. These rates, and the resulting classification into earnings, are subject to change. The maximum length of time for which exposure to the variability of future cash flows for forecasted transactions is hedged is 24 months. No events have occurred in 2003 that impacted earnings from the discontinuance of cash flow hedges due to the determination that a forecasted transaction is no longer likely to occur.

     The amount of hedge ineffectiveness recognized for cash flow and fair value hedges for the three months ended March 31, 2003, was a gain of $5 million recognized in noninterest income. No component of a hedging derivative instrument's gain or loss is excluded from the assessment of hedge effectiveness. The Corporation has no non-derivative instruments designated as a hedge.

Credit Exposure Resulting from Derivative Financial Instruments
The credit risk associated with exchange-traded derivative financial instruments is limited to the relevant clearinghouse. Written options do not expose the Corporation to credit risk, except to the extent of the underlying risk in a financial instrument that the Corporation may be obligated to acquire under certain written put options. Written caps and floors do not expose the Corporation to credit risk.

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

     The impact of these master netting agreements for the periods indicated is as follows:

                                         March 31   December 31   September 30   June 30   March 31
(In millions)                              2002         2002          2002        2002       2002
---------------------------------------------------------------------------------------------------
Gross replacement cost                    $22,454     $22,066        $20,806     $15,494    $10,736
   Less: Adjustment due to master
      netting agreements                   17,897      17,793         16,601      12,498      8,072
 --------------------------------------------------------------------------------------------------
         Balance sheet credit exposure    $ 4,557     $ 4,273        $ 4,205     $ 2,996    $ 2,664
---------------------------------------------------------------------------------------------------

LOAN SECURITIZATIONS AND OFF-BALANCE SHEET ACTIVITIES

Loan Securitizations
Investors in the beneficial interests of the securitized loans have no recourse against the Corporation if cash flows generated from the securitized loans are inadequate to service the obligations of the qualified special purpose entity ("QSPE") that issues the securitized loans. To help ensure that adequate funds are available in the event of a shortfall, the Corporation is required to deposit funds into cash spread accounts if the excess spread falls below certain minimum levels. Spread accounts are funded from excess spread that would normally be returned to the Corporation. In addition, various forms of other credit enhancements are provided to protect more senior investor interests from loss. Credit enhancements associated with credit card securitizations, such as cash collateral or spread accounts, totaled $111 million and $145 million at March 31, 2003 and December 31, 2002, respectively, and are classified on the balance sheet as other assets at amounts approximating fair value.

     The following comprised the Corporation's managed credit card loans for the periods indicated:

                                                                         March 31   December 31
(In millions)                                                              2003        2002
-----------------------------------------------------------------------------------------------
Owned credit card loans - held in portfolio                               $ 7,147     $ 7,592
Owned credit card loans - held for sale                                     5,240       3,989
Seller's interest in credit card loans and accrued interest receivable     25,156      28,526
-----------------------------------------------------------------------------------------------
   Total credit card loans reflected on balance sheet                      37,543      40,107
Securities sold to investors and removed from balance sheet                35,305      33,889
-----------------------------------------------------------------------------------------------
   Managed credit card loans                                              $72,848     $73,996
-----------------------------------------------------------------------------------------------

     For further discussion of the Corporation's loan securitization process and other related disclosures, see pages 74-77 and 94-95 of the Corporation's 2002 Annual Report.

Off-Balance Sheet Activities
In the normal course of business, the Corporation is a party to a number of activities that contain credit, market and operational risk that are not reflected in whole or in part in the Corporation's consolidated financial statements. Such activities include: traditional off-balance sheet credit-related financial instruments; commitments under capital and operating leases and long-term debt; credit enhancement and liquidity facilities associated with the commercial paper conduit program; joint venture activities; and other contractual obligations.

Credit-Related Financial Instruments
The Corporation provides customers with off-balance sheet credit support through loan commitments, standby letters of credit and guarantes, as well as commercial letters of credit. Summarized credit-related financial instruments at March 31, 2003, are as follows:

                                                           Amount of Commitment Expiration Per Period
-----------------------------------------------------------------------------------------------------
                                                                   Less Than   1 - 3   3 - 5   Over 5
(In billions)                                              Total     1 Year    Years   Years   Years
-----------------------------------------------------------------------------------------------------
Unused credit card lines                                  $345.7     $345.7    $  --    $ --    $ --
Unused loan commitments                                    134.1      101.4     23.4     9.1     0.2
Standby letters of credit and foreign office guarantees     25.6       17.2      6.6     1.4     0.4
Commercial letters of credit                                 0.4        0.4       --      --      --
-----------------------------------------------------------------------------------------------------

     Since many of the unused commitments are expected to expire unused or be only partially used, the total amount of unused commitments in the preceding table does not necessarily represent future cash requirements.

Lease Commitments, Long-Term Debt and Other
The Corporation has entered into a number of long-term leasing arrangements of banking facilities to support the ongoing activities of the Corporation. The required payments under such commitments and long-term debt at March 31, 2003 are as follows:

                                                                                          2008
(In millions)                               2003     2004     2005     2006     2007    and After    Total
-----------------------------------------------------------------------------------------------------------
Long-term debt, including capital leases   $5,270   $6,791   $7,252   $8,433   $4,597    $ 9,292    $41,635
Trust preferred capital securities             --       --       --       --       --      3,315      3,315
Operating leases                              177      228      204      185      161        874      1,829
-----------------------------------------------------------------------------------------------------------
   Total                                   $5,447   $7 019   $7,456   $8,618   $4,758    $13,481    $46,779
-----------------------------------------------------------------------------------------------------------

Asset Backed Finance Programs
The Corporation is an active participant in the asset-backed securities business where it helps meet customers' financing needs by providing access to the commercial paper markets through special purpose entities ("SPEs"), known as multi-seller conduits. These entities are separate bankruptcy-remote corporations in the business of purchasing interests in, and making loans secured by, receivables pools and other financial assets pursuant to agreements with customers. The entities fund their purchases and loans through the issuance of highly rated commercial paper. The primary source of repayment of the commercial paper is the cash flow from the pools of assets. Investors in the commercial paper have no recourse to the general assets of the Corporation. Customers benefit from such structured financing transactions as these transactions provide an ongoing source of asset liquidity, access to the capital markets, and a potentially favorable cost of financing.

     As of March 31, 2003, the Corporation administered multi-seller conduits with a total program limit of $70.0 billion and with $35.3 billion in commercial paper outstanding. The multi-seller conduits were rated A-1 by S&P, P-1 by Moody's and F1 or higher by Fitch.

     These multi-seller conduits are a type of variable interest entity ("VIE"), as defined by Financial Accounting Standards Board ("FASB") Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"). From the Corporation's perspective, these entities have historically met all of the requirements to be treated as independent entities, which have not been required to be consolidated. See pages 45-46 for additional discussion. Each of the multi-seller conduits administered by the Corporation has stand-alone financial statements, which are independently audited on an annual basis.

     As administrator of the multi-seller conduits, the Corporation provides deal origination services, asset portfolio monitoring, treasury, and financial administration services for these entities. The Corporation structures financing transactions for customers such that the receivables and other financial instruments financed through the multi-seller conduits are appropriately diversified and credit enhanced to support the conduits' commercial paper issuances. The Corporation does not service these assets and does not transfer its own receivables or other financial instruments into the multi-seller conduits it administers. Each conduit has program documents and investment policies, which govern the types of assets and structures permitted by the conduit. The mix of assets is principally trade receivables, auto loans and leases and credit card receivables. Under the program document, one conduit has publicly rated marketable investment securities.

     The commercial paper issued by the conduit is supported by deal specific credit enhancement, which is generally structured to cover more than the expected losses on the pool of assets. The deal specific credit enhancement is typically in the form of over-collateralization, but may also include any combination of the following: recourse to the seller or originator, cash collateral accounts, letters of credit, excess spread, retention of subordinated interests or third-party guarantees. In a limited number of cases, the Corporation provides the deal specific credit enhancements as a financial arrangement for the customer. For March 31, 2003 and December 31, 2002, the Corporation provided such deal specific enhancements to customers in the form of subordinated interests totaling $149 million and $203 million, respectively. These subordinated interest positions are included in loans on the Corporation's balance sheet.

     In general, the commercial paper investors have access to a second loss credit protection in the form of program-wide credit enhancement. The program-wide credit enhancement consists of a subordinated term loan from the Corporation and a surety bond from an AAA rated monoline insurance company. The subordinated term loans from the Corporation to these conduits totaled $1.0 billion for March 31, 2003 and December 31, 2002. However, one conduit has only deal specific credit enhancements provided by other financial institutions.

     As a means of ensuring timely repayment of the commercial paper, each asset pool financed by the conduits has a minimum of 100% deal specific liquidity facility associated with it. In the unlikely event of a disruption in the commercial paper market or in the event an assets pool is removed from the conduit, the administrator can draw on the liquidity facility to repay the maturing commercial paper. The liquidity facilities are typically in the form of asset purchase agreements and are generally structured such that the bank liquidity is provided by purchasing, or lending against, a pool of non-defaulted, performing assets. Additionally, program-wide liquidity facilities and lines of credit are provided by the Corporation to the multi-seller conduits to facilitate access to the commercial paper markets.

     The following table summarizes the total amount of deal specific and program-wide liquidity facilities, as well as the share of these facilities provided by the Corporation, for each of the multi-seller conduits for the periods indicated:

                                         March 31, 2003                         December 31, 2002
                              -----------------------------------------------------------------------------
                                              Liquidity                              Liquidity
                                Total         Facility                  Total        Facility
                              Liquidity     provided by               Liquidity     provided by
(Dollars in billions)          Facility   the Corporation   Percent    Facility   the Corporation   Percent
-----------------------------------------------------------------------------------------------------------
Total multi-seller conduits     $49.2          $40.6          83%       $50.6          $41.3          82%
-----------------------------------------------------------------------------------------------------------

     The Corporation also provides deal specific and program-wide liquidity facilities to conduits administered by other financial institutions totaling approximately $6.2 billion as of March 31, 2003.

     With the January 2003 issuance of FIN No. 46, the Corporation is currently in the process of evaluating what entities will be required to be consolidated. The Corporation believes it is reasonably possible that the multi-seller conduits and an investment vehicle as currently structured, for which it is the administrator, will be consolidated. Investors in the multi-seller conduits have no recourse to the general assets of the Corporation.

     Based on information as of March 31, 2003, the expected impact of FIN No. 46 to the Corporation's balance sheet would be to increase both assets and liabilities by approximately $39.5 billion for the multi-seller conduits and an investment vehicle. Management has estimated its maximum loss exposure to be $123 million. Based on capital ratios as of March 31, 2003, consolidation of these entities would affect regulatory risk-based capital by reducing the Tier 1 risk-based capital ratio from 10.0% to 8.7% and total risked-based capital ratio from 13.8% to 12.1%. The Corporation's actual capital ratios as of the date of adoption will depend on the actual level of risk-based capital, which is subject to change from that of March 31, 2003.

Principal Investments and Joint Ventures

In the normal course of business, the Corporation invests in principal investments, comprised of indirect investments in private equity, venture capital and other equity and debt assets. The investment strategy for the portfolio, primarily executed by One Equity Partners (a wholly-owned consolidated subsidiary), is to focus on direct investments in high potential entities. Investments made include stakes in Howaldtswekre-Deutsche Werft (HDW), the global leader in the design and manufacturer of non-nuclear submarines, and in Polaroid, a leader in the instant imaging industry. Commitments to fund such investments at March 31, 2003 totaled $1.0 billion.

     At March 31, 2003, the Corporation is not party to any material joint venture arrangements, which are not consolidated.

Loans Sold with Recourse
The Corporation occasionally sells or securitizes loans with limited recourse. The amount of outstanding loans sold with recourse totaled $4.0 billion and $4.7 billion at March 31, 2003 and December 31, 2002, respectively. The recourse provisions require the Corporation to repurchase loans at par plus accrued interest upon a credit-related triggering event. Exposure to credit losses from these arrangements has been reduced with the purchase of credit insurance contracts that cover the majority of expired losses.

CAPITAL MANAGEMENT

The capital position of the Corporation is managed to achieve management's external debt rating objectives, comply with regulatory requirements and reflect the underlying risks of the Corporation's business activities. The Corporation employs an economic capital framework (described further on page 39 to facilitate a standard measure of risk and return across all business units, as well as to provide a measure of capital adequacy consistent with internal risk evaluation practices. This serves as the basis for capital planning and related management activities.

Selected Capital Ratios
The Corporation aims to maintain regulatory capital ratios, including those of the principal banking subsidiaries, in excess of the well-capitalized guidelines under federal banking regulations. The Corporation maintains a well-capitalized regulatory position.

     The Corporation's capital ratios are as follows:

                                                                                               Well-Capitalized
                                  March 31   December 31   September 30   June 30   March 31      Regulatory
                                    2003        2002           2002        2002       2002        Guidelines
---------------------------------------------------------------------------------------------------------------
Risk-based capital ratios:
   Tier 1                           10.0%        9.9%           9.5%        9.4%       9.0%           6.0%
   Total                            13.8        13.7           13.0        13.0       12.7           10.0
Leverage ratio(1)                    8.9         8.9            9.0         9.1        8.6            N/A
Common equity/assets                 7.8         8.1            8.0         8.0        8.0             --
Tangible common equity/tangible
   reported assets                   6.9         7.2            7.2         7.1        7.1             --
Tangible common equity/tangible
   managed assets                    6.2         6.4            6.4         6.3        6.2             --
Double leverage ratio                107         103            104         103        103             --
Dividend payout ratio                 30          30             30          30         31             --
---------------------------------------------------------------------------------------------------------------

 (1) The minimum regulatory guideline is 3%.

     The components of the Corporation's regulatory risk-based capital and risk-weighted assets are as follows:

                                 March 31   December 31   September 30   June 30    March 31
(In millions)                      2003        2002           2002        2002        2002
--------------------------------------------------------------------------------------------
Regulatory risk-based capital:
   Tier 1 capital                $ 23,832     $ 23,918      $ 23,428     $ 23,039   $ 22,513
   Tier 2 capital                   9,035        9,201         8,650        8,924      9,115
--------------------------------------------------------------------------------------------
      Total capital                32,867       33,119        32,078       31,963     31,628
--------------------------------------------------------------------------------------------
Total risk-weighted assets       $238,529     $241,468      $247,050     $246,032   $249,128
--------------------------------------------------------------------------------------------

     In deriving Tier 1 and Total Capital, goodwill and other nonqualifying intangible assets are deducted for the periods indicated:

                                  March 31   December 31   September 30   June 30   March 31
(In millions)                       2003        2002           2002        2002       2002
--------------------------------------------------------------------------------------------
Goodwill                           $1,894       $1,882        $1,829       $1,829    $1,840
Other nonqualifying intangibles       239          256           215          237       251
--------------------------------------------------------------------------------------------
   Subtotal                         2,133        2,138         2,044        2,066     2,091
Qualifying intangibles                402          415           421          405       422
--------------------------------------------------------------------------------------------
   Total intangibles               $2,535       $2,553        $2,465       $2,471    $2,513
--------------------------------------------------------------------------------------------

     See page 37 for a discussion of the possible impact of consolidation of certain multi-seller conduits to the Corporation's risk-based capital ratios under FIN No. 46.

Dividend Policy
The Corporation's common stock dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain an adequate capital level and alternative investment opportunities. The common stock dividend payout ratio is targeted in the range of 25% - 30% of earnings over time. On January 21, 2003, the Corporation declared its quarterly common cash dividend of $0.21 per share, payable on April 1, 2003.

Double Leverage
Double leverage is the extent to which the Corporation's resources are used to finance investments in subsidiaries. Double leverage was 107% and 103% at March 31, 2003 and December 31, 2002, respectively. Trust Preferred Capital Securities of $3.3 billion at March 31, 2003 and December 31, 2002 were included in capital for purposes of this calculation.

Stock Repurchase Program
On July 16, 2002, the Corporation's Board of Directors approved the repurchase of up to $2 billion of the Corporation's common stock, replacing the two previous buyback programs announced in September 2001 and May 1999. The timing of the purchases and the exact number of shares to be repurchased will depend on market conditions. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. In the first quarter 2003, the Corporation purchased over 20 million shares of common stock at an average price of $35.72 per share pursuant to the current buyback program. There remains available $868 million of common stock that may be repurchased under the Board authorization.

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

The following principles are inherent in the capital allocation methodology employed:

     .    An equal amount of capital is assigned for each measured unit of risk.
     . Risk is defined in terms of "unexpected" losses over the life of the exposure, measured at a confidence interval consistent with that level of capitalization necessary to achieve a targeted AA solvency standard. Unexpected losses are in excess of those normally incurred and for which reserves are maintained.
     . Business units are assessed a uniform charge against allotted capital, representing a target hurdle rate on equity investments. Returns on capital in excess of the hurdle rate contribute to increases in shareholder value.

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

     Words such as "believes", "anticipates", "expects," "intends," "plans," "estimates," "targeted" and similar expressions are intended to identify forward-looking statements but are not the only means to identify these statements.

     Forward-looking statements involve risks and uncertainties. Actual conditions, events or results may differ materially from those contemplated by a forward-looking statement. Factors that could cause this difference-many of which are beyond the Corporation's control-include the following, without limitation:

..    Local, regional and international business or economic conditions may differ from those expected.
..    The effects of and changes in trade, monetary and fiscal policies and laws, including the Federal Reserve Board's interest rate policies, may adversely affect the Corporation's business.
..    The timely development and acceptance of new products and services may be different than anticipated.
..    Technological changes instituted by the Corporation and by persons who may affect the Corporation's business may be more difficult to accomplish or more expensive than anticipated or may have unforeseen consequences.
..    Acquisitions and integration of acquired businesses may be more difficult or expensive than expected.
..    The ability to increase market share and control expenses may be more difficult than anticipated.
..    Competitive pressures among financial services companies may increase significantly.
..    Changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) may adversely affect the Corporation or its business.
..    Changes in accounting policies and practices, as may be adopted by regulatory agencies, the Public Company Accounting Oversight Board and the Financial Accounting Standards Board, may affect expected financial reporting.
..    The costs, effects and outcomes of litigation may adversely affect the
     Corporation or its business.
..    The Corporation may not manage the risks involved in the foregoing as well as anticipated.

     Forward-looking statements speak only as of the date they are made. The Corporation undertakes no obligation to update any forward-looking statement to reflect subsequent circumstances or events.

                           CONSOLIDATED BALANCE SHEETS
                      Bank One Corporation and Subsidiaries

                                                                          March 31   December 31   March 31
                                                                            2003        2002         2002
-----------------------------------------------------------------------------------------------------------
(Dollars in millions)
Assets
Cash and due from banks                                                   $ 16,731    $ 17,920     $ 12,683
Interest-bearing due from banks                                              8,488       1,503        1,532
Federal funds sold and securities purchased under resale agreements         17,897      17,356        9,211
Trading assets                                                               9,968       7,190        6,974
Derivative product assets                                                    4,557       4,273        2,664
Investment securities                                                       71,263      67,643       58,657
Loans(1)                                                                   144,747     148,125      152,126
Allowance for credit losses                                                 (4,526)     (4,525)      (4,520)
-----------------------------------------------------------------------------------------------------------
   Loans, net                                                              140,221     143,600      147,606
Other assets                                                                18,739      17,898       23,620
-----------------------------------------------------------------------------------------------------------
   Total assets                                                           $287,864    $277,383     $262,947
-----------------------------------------------------------------------------------------------------------

Liabilities
Deposits:
   Demand                                                                 $ 36,019    $ 34,325     $ 29,098
   Savings                                                                  87,945      88,934       80,149
   Time:
      Under $100,000                                                        15,521      16,767       19,766
      $100,000 and over                                                     12,542      13,745       16,462
   Foreign offices                                                          15,048      16,237       13,328
-----------------------------------------------------------------------------------------------------------
      Total deposits                                                       167,075     170,008      158,803
Federal funds purchased and securities sold under repurchase agreements     19,307      14,578       15,154
Other short-term borrowings                                                 12,803      12,306        5,503
Long-term debt                                                              41,635      39,919       40,879
Guaranteed preferred beneficial interest in the Corporation's
   junior subordinated debt                                                  3,315       3,315        3,315
Derivative product liabilities                                               3,983       3,838        2,071
Other liabilities                                                           17,430      10,979       16,309
-----------------------------------------------------------------------------------------------------------
   Total liabilities                                                       265,548     254,943      242,034

Stockholders' Equity
Common stock ($0.01 par value; authorized 4,000,000,000;
   issued 1,181,382,304)                                                        12          12           12
Surplus                                                                     10,246      10,239       10,239
Retained earnings                                                           13,594      13,020       11,250
Accumulated other adjustments to stockholders' equity                          (36)         (8)         (46)
Deferred compensation                                                         (275)       (157)        (217)
Treasury stock, at cost (33,195.064, 17,340,948 and 7,624,025
   shares, respectively)                                                    (1,225)       (666)        (325)
-----------------------------------------------------------------------------------------------------------
   Total stockholders' equity                                               22,316      22,440       20,913
-----------------------------------------------------------------------------------------------------------
      Total liabilities and stockholders' equity                          $287,864    $277,383     $262,947
-----------------------------------------------------------------------------------------------------------

 (1) Includes loans held for sale of $7.9 billion, $6.9 billion and $4.5 billion at March 31, 2003, December 31, 2002 and March 31, 2002, respectively.

The accompanying notes are an integral part of this statement.

                         CONSOLIDATED INCOME STATEMENTS
                      Bank One Corporation and Subsidiaries

------------------------------------------------------------------------------
Three Months Ended March 31,                                    2003     2002
------------------------------------------------------------------------------
(In millions, except per share data)
Net Interest Income:
Interest income                                                $3,197   $3,540
Interest expense                                                1,205    1,340
------------------------------------------------------------------------------
    Total net interest income                                   1,992    2,200

Non interest Income:
Banking fees and commissions                                      440      458
Credit card revenue                                               851      909
Service charges on deposits                                       383      393
Fiduciary and investment management fees                          186      189
Investment securities gains (losses)                               69      (18)
Trading                                                             4       17
Other income                                                       52       21
------------------------------------------------------------------------------
    Total noninterest income                                    1,985    1,969
------------------------------------------------------------------------------
       Total revenue, net of interest expense                   3,977    4,169

Provision for credit losses                                       496      665

Noninterest Expense:
Salaries and employee benefits                                  1,183    1,096
Occupancy                                                         165      158
Equipment                                                         111      103
Outside service fees and processing                               277      300
Marketing and development                                         226      271
Telecommunication                                                  48      101
Other intangible amortization                                      32       33
Other expense                                                     278      300
------------------------------------------------------------------------------
    Total noninterest expense                                   2,320    2,362

Income before income taxes                                      1,161    1,142
Applicable income taxes                                           343      355
------------------------------------------------------------------------------
 Net income                                                    $  818   $  787
------------------------------------------------------------------------------
 Net income attributable to common stockholders' equity        $  818   $  787
------------------------------------------------------------------------------
Earnings per share:
   Basic                                                       $ 0.71   $ 0.67
   Diluted                                                       0.71     0.67
------------------------------------------------------------------------------

The accompanying notes are an integral part of this statement.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      Bank One Corporation and Subsidiaries

                                                                       Accumulated
                                                                          Other
                                                                      Adjustments to                                Total
                                        Common             Retained   Stockholders'      Deferred     Treasury   Stockholders'
(In millions)                            Stock   Surplus   Earnings       Equity       Compensation     Stock       Equity
------------------------------------------------------------------------------------------------------------------------------
Balance-December 31, 2001                $ 12    $10,311    $10,707      $ (65)            $(121)     $  (618)      $20,226
------------------------------------------------------------------------------------------------------------------------------
Net income                                                      787                                                     787

Change in fair value, investment
  securities-available for sale,
  net of taxes                                                            (118)                                        (118)
Change in fair value of cash flow
  hedge derivatives
  net of taxes                                                             137                                          137
Net income and changes in                                   ------------------------                             -------------
  accumulated other adjustments
  to stockholders' equity                                       787         19                                          806
Common stock cash dividends declared                           (244)                                                   (244)
Net issuance of common stock                         (88)                                                 293           205
Restricted stock awards granted,
  net of forfeitures and amortization                                                        (96)                       (96)
Other                                                 16                                                                 16
------------------------------------------------------------------------------------------------------------------------------
Balance-March 31, 2002                   $ 12    $10,239    $11,250      $ (46)            $(217)     $  (325)      $20,913
------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------
Balance-December 31, 2002                $ 12    $10,239    $13,020      $  (8)            $(157)     $  (666)      $22,440
------------------------------------------------------------------------------------------------------------------------------
Net income                                                      818                                                     818

Change in fair value, investment
  securities-available for sale,
  net of taxes                                                             (40)                                         (40)
Change in fair value of cash-flow
  hedge derivatives,
  net of taxes                                                               9                                            9
Translation gain,
  net of hedge results and taxes                                             3                                            3
Net income and changes in                                   ------------------------                             -------------
  accumulated other adjustments
  to stockholders' equity                                       818        (28)                                         790
Common stock cash dividends declared                           (244)                                                   (244)
Net purchases of common stock                         (8)                                                (559)         (567)
Restricted stock awards granted,
  net of forfeitures and amortization                                                       (118)                      (118)
Stock option grants                                   16                                                                 16
Other                                                 (1)                                                                (1)
------------------------------------------------------------------------------------------------------------------------------
Balance-March 31, 2003                   $ 12    $10,246    $13,594      $ (36)            $(275)     $(1,225)      $22,316
------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of this statement.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      Bank One Corporation and Subsidiaries

--------------------------------------------------------------------------------------------
Three Months Ended March 31,                                              2003       2002
--------------------------------------------------------------------------------------------
(In millions)
Cash Flows from Operating Activities:
Net income                                                              $    818   $    787
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation and amortization                                          134        129
      Provision for credit losses                                            496        665
      Investment securities (gains) losses, net                              (69)        18
      Net (increase) in net derivative product assets and liabilities       (106)       (14)
      Net (increase) in trading assets                                    (2,777)      (805)
      Net (increase) in other assets                                        (686)    (4,111)
      Net increase in other liabilities                                    6,522      4,349
         Other operating adjustments                                         237        114
--------------------------------------------------------------------------------------------
Net cash provided by operating activities                                  4,569      1,132

Cash Flows from Investing Activities:
Net (increase) decrease in federal funds sold and
   securities under resale agreements                                       (541)       135
Securities available for sale:
   Purchases                                                             (22,793)   (10,486)
   Maturities                                                              4,555      1,486
   Sales                                                                  10,527     10,253
Credit card receivables securitized                                        2,700         --
Net decrease in loans                                                      3,488      5,536
Loan recoveries                                                              102        104
Additions to premises and equipment                                         (281)       (93)
Proceeds from sales of premises and equipment                                  7         16
All other investing activities, net                                          395       (993)
--------------------------------------------------------------------------------------------
Net cash (used in) provided by investing activities                       (1,841)     5,958

Cash Flows from Financing Activities:
Net decrease in deposits                                                  (2,968)    (8,723)
Net increase in federal funds purchased and
   securities sold under repurchase agreements                             4,729      1,426
Net increase (decrease) in other short-term borrowings                       497     (4,745)
Proceeds from issuance of long-term debt                                   5,180      3,227
Repayment of long-term debt                                               (3,452)    (2,354)
Repurchase of treasury stock                                                (715)        --
Cash dividends paid                                                         (245)      (245)
Proceeds from issuance of common and treasury stock                           17         97
All other financing activities, net                                           18         14
--------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                        3,061    (11,303)
Effect of exchange rate changes on cash and cash equivalents                   7         15
--------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                       5,796     (4,198)
Cash and cash equivalents at beginning of period                          19,423     18,413
--------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                              $ 25,219   $ 14,215
--------------------------------------------------------------------------------------------

The accompanying notes are an integral part of this statement.

                   Notes to Consolidated Financial Statements
                      Bank One Corporation and Subsidiaries

Note 1-Summary of Significant Accounting Policies

The consolidated financial statements of the Corporation have been prepared in conformity with accounting principles generally accepted in the United States of America. Certain prior-period financial statement information has been reclassified to conform to the current quarter presentation. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported and disclosures of contingent assets and liabilities. Actual results could differ from those estimates.

     Certain assets and liabilities, primarily derivative assets and liabilities as well as resale and repurchase agreements, are reported on a net basis by counterparty if legally enforceable master netting arrangements are in place.

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

     These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Corporation's 2002 Annual Report.

Note 2-New Accounting Pronouncements

Costs Associated with Exit or Disposal Activities
In 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146") which supercedes Emerging Issues Task Force No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity and also establishes fair value as the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The impact was not material to the Corporation's results of operations, financial position or cash flows for the three months ended March 31, 2003.

Accounting and Disclosure Requirements for Guarantees
In 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN No. 45"), which requires additional disclosures by a guarantor about its obligations under certain guarantees that it has issued. FIN No. 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The most significant instruments impacted for the Corporation are financial and performance standby letters of credit. The required FIN No. 45 disclosure has been incorporated into Note 11 "Financial Guarantees". The accounting requirements of FIN No. 45 became effective for the Corporation on January 1, 2003, on a prospective basis. The impact of adoption was not material to the Corporation's results of operations, financial position or cash flows.

Consolidation of Variable Interest Entities ("VIE")
In 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46") which provides new accounting guidance on when to consolidate a variable interest entity. A VIE exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest. Those characteristics include the direct or indirect ability to make decisions about an entity's activities through voting rights or similar rights, the obligation to absorb the expected losses of an entity if they occur, and the right to receive the expected residual returns of the entity if they occur.

     FIN No. 46 was effective immediately for new entities that were created or acquired after January 31, 2003, and will become effective on July 1, 2003, for entities in which the Corporation had a variable interest prior to February 1,

2003. The Corporation plans to adopt FIN No. 46 on a prospective basis and, accordingly, will not restate prior periods. FIN No. 46 affects the Corporation's accounting and reporting for certain SPEs in which the Corporation is involved.

     The Corporation's retained interests in its credit card securitizations and its investments in commercial mortgage backed securities will not be consolidated since both transaction structures are exempt from the requirements of FIN No. 46.

     As discussed on pages 36-38, the Corporation is an active participant in the asset-backed securities business where it helps to meet customers' financing needs by providing access to the commercial paper markets through SPEs, known as multi-seller conduits. These multi-seller conduits are a type of VIE, as defined by FIN No. 46. These entities have historically met the requirements to be treated as independent entities, which have not been required to be consolidated. Under FIN No. 46, the Corporation believes it is reasonably possible that the multi-seller conduits and an investment vehicle as currently structured, for which it is the administrator, will be consolidated. Investors in the multi-seller conduits have no recourse to the general assets of the Corporation. The Corporation is currently evaluating all variable interests in VIEs.

     Based on information as of March 31, 2003, the expected impact of FIN No. 46 to the Corporation's balance sheet would be to increase both assets and liabilities by approximately $39.5 billion. Any difference between the net amount added to the balance sheet and the amount of any previously recognized interest in the newly consolidated entities would be recognized as a cumulative effect of an accounting change. The Corporation is assessing the impact of adoption, if any. See page 37 for loss exposure and the potential impact on risk-based capital ratios.

Note 3-Earnings per Share
Basic EPS is computed by dividing income available to common stockholders by the average number of common shares outstanding for the period. Except when the effect would be antidilutive, the diluted EPS calculation includes shares that could be issued under outstanding stock options and the employee stock purchase plan.

---------------------------------------------------------------------------------------
Three Months Ended March 31,                                             2003     2002
---------------------------------------------------------------------------------------
(In millions except per share data)
Net income available to common stockholders for basic and diluted EPS   $  818   $  787
---------------------------------------------------------------------------------------
Average shares outstanding                                               1,148    1,170
Stock options                                                                8        9
---------------------------------------------------------------------------------------
Average shares outstanding assuming full dilution                        1,156    1,179
---------------------------------------------------------------------------------------

Earnings per share:
   Basic                                                                $ 0.71   $ 0.67
   Diluted                                                                0.71     0.67
---------------------------------------------------------------------------------------

Note 4-Restructuring-Related Activity
a) Fourth Quarter 2001 Restructuring-Related Charges

     The Corporation recorded restructuring-related charges in the fourth quarter of 2001 for additional real estate and severance costs to accomplish more rapid expense reductions, accelerated systems conversions and other consolidations. Summarized below are the details of these restructuring-related charges:

                                                            Contractual
                                                            Obligations
                                              Personnel-     and Asset
(In millions)                               Related Costs    Writedowns   Total
-------------------------------------------------------------------------------
December 31, 2002 reserve balance                $19            $89       $108
   Amounts utilized                               (6)            (9)       (15)
-------------------------------------------------------------------------------
March 31, 2003 reserve balance                   $13            $80       $ 93
-------------------------------------------------------------------------------

     Personnel-related costs initially recorded consisted primarily of severance costs related to identified staff reductions in the lines of business totaling approximately 6,900 positions for: the consolidation of various telephone banking and related sites and loan processing locations for Retail; the consolidation of call centers by Card Services; the closing of certain international locations; the consolidation of credit processing activities to one primary loan system for middle market banking; and certain other consolidations. At March 31, 2003, approximately 2,700 of these identified employees have been terminated under these programs, including 300 with related future payment obligations of approximately $7 million. During the 2002 second quarter, the reserve was adjusted for approximately 3,100 employees, primarily in the Retail and Card Services lines of business, due to changes in attrition and circumstances for elimination under these programs.

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

     Actions under this overall restructuring plan are expected to be completed within approximately six months or less. Certain contractual payments associated with these actions, as required, will extend beyond this six month time frame.

b) Second Quarter 2000 Restructuring-Related Activity

     Actions under this restructuring plan have been completed, with only payments of identified obligations remaining, which consist primarily of lease obligations. Unpaid amounts totaled $39 million as of March 31, 2003, and will be paid as required over the remaining contractual periods.

Note 5-Business Segments
The information below is consistent with the content of business segment data provided to the Corporation's management, which does not use product group revenues to assess consolidated results. Aside from investment management and insurance products, product offerings are tailored to specific customer segments. As a result, the aggregation of product revenues and related profit measures across lines of business is not available.

     Aside from the United States of America, no single country or geographic region generates a significant portion of the Corporation's revenues or assets. In addition, there are no single customer concentrations of revenue or profitability.

     For additional disclosures regarding the Corporation's segments see the "Business Segment Results" section beginning on page 4.

     The following table summarizes certain financial information by line of business for the periods indicated:

                                                                   Provision for
                                                                    (Benefit of)                          Identifiable Assets at
                                    Total Revenues-FTE(1)       Income Taxes(1)       Net Income (Loss)        Period-End
--------------------------------------------------------------------------------------------------------------------------------
Three Months Ended March 31,              2003     2002              2003   2002         2003   2002           2003     2002
--------------------------------------------------------------------------------------------------------------------------------
(In millions, except identifiable
   assets in billions)
Retail                                   $1,695   $1,718            $ 219   $207        $ 381   $353          $ 69.1   $ 71.0
Commercial Banking                          986    1,026               74     42          217    143            96.6     96.3
Card Services                             1,090    1,111              154    154          248    239            42.8     34.9
Investment Management                       346      368               48     59           80    101             8.5      8.6
Corporate                                  (103)     (19)            (115)   (72)        (108)   (49)           70.9     52.1
--------------------------------------------------------------------------------------------------------------------------------
   Total                                 $4,014   $4,204            $ 380   $390        $ 818   $787          $287.9   $262.9
--------------------------------------------------------------------------------------------------------------------------------

  (1) Revenue and provision for (benefit of) income tax includes tax equivalent adjustments of $37 million and $35 million for three months ended March 31, 2003 and 2002, respectively.

Note 6-Interest Income and Interest Expense
Details of interest income and interest expense are as follows:

--------------------------------------------------------------------------------
Three Months Ended March 31,                                      2003     2002
--------------------------------------------------------------------------------
(In millions)
Interest Income:
   Loans, including fees                                         $2,302   $2,569
   Bank balances                                                     20       15
   Federal funds sold and securities purchased under
      resale agreements                                              43       43
   Trading assets                                                    74       60
   Investment securities                                            758      853
--------------------------------------------------------------------------------
      Total interest income                                       3,197    3,540

Interest Expense:
   Deposits                                                         557      724
   Federal funds purchased and securities sold under
      repurchase agreements                                          62       62
   Other short-term borrowings                                       87       40
   Long-term debt                                                   499      514
--------------------------------------------------------------------------------
      Total interest expense                                      1,205    1,340

Net interest income                                               1,992    2,200
   Provision for credit losses                                      496      665
--------------------------------------------------------------------------------
      Net interest income after provision for credit
         losses                                                  $1,496   $1,535
--------------------------------------------------------------------------------

Note 7-Investment Securities
The summary of the Corporation's investment portfolio follows:

                                                           Gross Unrealized   Gross Unrealized    Fair Value
At March 31,2003                          Amortized Cost         Gains             Losses        (Book Value)
-------------------------------------------------------------------------------------------------------------
(In millions)
U.S. Treasury                                 $ 1,918            $ 25                $ 3            $ 1,940
U.S. government agencies                       34,200             588                 17             34,771
States and political subdivisions               1,153              60                  1              1,212
Interests in credit card securitized
   receivables(1)                              24,806             118                 --             24,924
Other debt securities                           3,871              50                 12              3,909
Equity securities(1)                            2,896               4                  1              2,899
-------------------------------------------------------------------------------------------------------------
   Total available for sale securities        $68,844            $845                $34             69,655
----------------------------------------------------------------------------------------------
Principal and other investments(2)                                                                    1,608
                                                                                                 ------------
      Total investment securities                                                                   $71,263
-------------------------------------------------------------------------------------------------------------

  (1) The fair values of certain securities for which market quotations were not available were estimated.
  (2) The fair values of certain securities reflect liquidity and other market-related factors, and include investments accounted for at fair value consistent with specialized industry practice.

     For the three months ended March 31, 2003, gross recognized gains and losses on available-for-sale investment securities were $92 million and $32 million, respectively. For the three months ended March 31, 2002, gross recognized gains and losses on available-for-sale investment securities were $91 million and $54 million, respectively.

Note 8-Guaranteed Preferred Beneficial Interest in the Corporation's Junior Subordinated Debt
The Corporation has sponsored ten trusts with a total aggregate issuance outstanding of $3.3 billion at March 31, 2003, in trust preferred securities as follows:

                                             Trust Preferred                         Junior Subordinated Debt Owned by Trust
----------------------------------------------------------------------------------------------------------------------------------
                                                    Initial                     Initial
                                                  Liquidation   Distribution   Principal                            Redeemable
(Dollars in millions)          Issuance Date         Value          Rate         Amount         Maturity             Beginning
----------------------------------------------------------------------------------------------------------------------------------
Capital VI                   September 28, 2001       $525             7.20%     $541.2      October 15, 2031     October 15, 2006
Capital V                      January 30, 2001        300             8.00%      309.3      January 30, 2031     January 30, 2006
Capital IV                      August 30, 2000        160       3-mo LIBOR       164.9     September 1, 2030    September 1, 2005
                                                                  plus 1.50%
Capital III                     August 30, 2000        475             8.75%      489.7     September 1, 2030   See (1) below.
Capital II                       August 8, 2000        280             8.50%      288.7       August 15, 2030      August 15, 2005
Capital I                    September 20, 1999        575             8.00%      592.8    September 15, 2029   September 20, 2004
First Chicago
   NBD Capital I               January 31, 1997        250       3-mo LIBOR       257.7      February 1, 2027     February 1, 2007
                                                                  plus 0.55%
First USA
   Capital Trust I(2)         December 20, 1996        200             9.33%      206.2      January 15, 2027     January 15, 2007
First Chicago
   NBD Institutional
   Capital A                   December 3, 1996        500             7.95%      515.5      December 1, 2026     December 1, 2006
First Chicago
   NBD Institutional
   Capital B                   December 5, 1996        250             7.75%      257.7      December 1, 2026     December 1, 2006
----------------------------------------------------------------------------------------------------------------------------------

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

Note 9-Supplemental Disclosures for Accumulated Other Adjustments to Stockholders' Equity
Accumulated other adjustments to stockholders' equity are as follows:

----------------------------------------------------------------------------------------------
 Three Months Ended March 31,                                                     2003    2002
----------------------------------------------------------------------------------------------
(In millions)
Fair value adjustment on investment securities-available for sale:
Balance, beginning of period                                                     $ 552   $  78
Change in fair value, net of taxes of $(7) and $(55) for the
   three months ended March 31, 2003 and 2002, respectively                         (9)    (95)
Reclassification adjustment, net of taxes of $(18) and $(13) for the
   three months ended March 31, 2003 and 2002, respectively                        (31)    (23)
----------------------------------------------------------------------------------------------
      Balance, end of period                                                       512     (40)

Fair value adjustment on derivative instruments-cash flow type hedges:
Balance, beginning of period                                                      (560)   (146)
Net change in fair value associated with current period hedging activities, net of taxes of $(46) and $49 for the three months ended March 31, 2003 and
   2002, respectively                                                              (79)     82
Net reclassification into earnings, net of taxes of $51 and $29 for
   the three months ended March 31, 2003 and 2002, respectively                     88      55
----------------------------------------------------------------------------------------------
      Balance, end of period                                                      (551)     (9)

Accumulated translation adjustment:
Balance, beginning of period                                                        --       3
Translation gain, net of hedge results and taxes                                     3      --
----------------------------------------------------------------------------------------------
      Balance, end of period                                                         3       3
----------------------------------------------------------------------------------------------
         Total accumulated other adjustments to stockholders' equity             $ (36)  $ (46)
----------------------------------------------------------------------------------------------

Note 10-Stock-Based Compensation
The Corporation utilizes stock-based awards, including restricted shares and stock options, as part of its overall compensation program. In addition, the Corporation provides employees the opportunity to purchase its shares through an Employee Stock Purchase Plan.

     Effective January 1, 2002, the Corporation adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment to FASB Statement No. 123" ("SFAS No. 148"), and selected the prospective method of transition and began recognizing compensation expense based on the fair value method on newly granted stock awards. Under this method, compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period of the grant. Pursuant to the requirements of SFAS No. 123, as amended by SFAS No. 148, options granted prior to January 1, 2002, continue to be accounted for under APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Under APB No. 25, no compensation expense is recognized when the exercise price is greater than or equal to the market price of the underlying common stock on the date of grant.

     Awards under the Corporation's stock compensation plans vest over periods ranging from two to five years. Therefore, the expense related to stock option compensation included in the determination of net income for 2003 and 2002 is less than that which would have been recognized if the fair value method had been applied to all awards since the original effective date of SFAS No. 123. The net income and earnings per share implications if the fair value method had been applied to all awards which vested during the three months ended March 31, 2003 and 2002 would have been as follows:

--------------------------------------------------------------------------------
Three Months Ended March 31,                                        2003    2002
--------------------------------------------------------------------------------
(In millions, except per share data)
Net income attributable to common stockholders' equity             $ 818   $ 787
Add: Stock-based employee compensation expense included
     in reported net income, net of related tax effects               27      13
Deduct: Total stock-based employee compensation expense
        determined under the fair value method for all awards
        vested during the period, net of related tax effects          35      47
--------------------------------------------------------------------------------
Pro forma net income attributable to common stockholders' equity   $ 810   $ 753

Earnings per share:
   Basic - as reported                                             $0.71   $0.67
   Basic - pro forma                                                0.71    0.64

   Diluted - as reported                                            0.71    0.67
   Diluted - pro forma                                              0.70    0.64
--------------------------------------------------------------------------------

     Other disclosures related to stock options have not materially changed from the disclosure provided in Note 19 "Stock-Based Compensation" of the Corporation's 2002 Annual Report on pages 100-101.

Note 11-Financial Guarantees
In the normal course of business, the Corporation is a party to financial instruments containing credit and/or market risks that are not required to be reflected in the balance sheet. These financial instruments are primarily credit-related instruments. The Corporation has risk management policies to identify, monitor and limit exposure to credit, liquidity and market risks. To mitigate credit risk for financial guarantees, the Corporation generally determines the need for specific covenant, guarantee and collateral requirements on a case-by-case basis, depending on the nature of the financial instrument and the customer's creditworthiness.

     The following is a summary of financial instruments that are considered guarantees in accordance with FIN No. 45:

                                                   March 31, 2003          December 31, 2002
                                              -------------------------------------------------
                                              Contract     Carrying     Contract     Carrying
(In billions)                                  Amount      Value(3)      Amount      Value(3)
-----------------------------------------------------------------------------------------------
Standby letters of credit and
   foreign office guarantees(1)(2)              $25.6        $0.3         $24.0        $0.2
Loans sold with recourse                          4.0          --           4.7          --
Swap guarantees                                   0.3          --           0.2          --
Asset purchase agreements(4)                      2.2          --           2.5          --
-----------------------------------------------------------------------------------------------

(1) The contract amount of financial standby letters of credit and foreign office guarantees and performance standby letters of credit and foreign guarantees totaled $22.1 billion and $3.5 billion and $20.4 billion and $3.6 billion at March 31, 2003 and December 31, 2002, respectively.
(2) Includes $8.0 billion and $7.1 billion at March 31, 2003 and December 31, 2002, respectively, participated to other institutions.
(3) The carrying value of financial guarantees includes amounts deferred and recognized in income over the life of the contract and amounts for inherent losses in accordance with FASB Statement No. 5, "Accounting for Contingencies" ("SFAS No. 5"). These amounts are generally reported in other liabilities except the SFAS No. 5 component related to standby letters of credit that is reported in the allowance for credit losses.
(4) Certain asset purchase agreements entered into in conjunction with the Corporation's asset-backed finance conduit program qualify as financial guarantees under this new accounting guidance due to the specific structure of certain of these agreements. For additional discussion of the asset purchase agreements and the related off-balance sheet exposure, see page 36.

     For a discussion of these types of agreements, see "Financial Guarantees" in the Corporation's 2002 Annual Report on page 103.

     The Corporation also sells put options that are considered a form of financial guarantee when the counterparties that purchase the contracts actually own the reference financial instrument (generally loans, commodities and equities). A put option sold by the Corporation provides the counterparty the right to sell (i.e., "put") the reference asset to the Corporation at a pre-determined price.

     The following table summarizes the Corporation inventory of sold put options as of March 31, 2003, in which it is probable that the counterparty owns the reference financial instrument:

                                                             Contract   Carrying
(In millions)                                                 Amount      Value
--------------------------------------------------------------------------------
Loans                                                         $2,834     $  4
Commodities                                                      388       (4)
Equities                                                          64      (19)
--------------------------------------------------------------------------------

Note 12 - Collateral Policy Related to Certain Asset Transfer Activity
The maximum outstanding amount of securities under resale agreements at March 31, 2003 and 2002 was $11.0 billion and $8.1 billion, respectively. The average outstanding amount of securities under resale agreements during the quarter ended March 31, 2003 and 2002 was $7.9 billion and $6.7 billion, respectively.

Note 13-Contingent Liabilities
The Corporation and certain of its subsidiaries have been named as defendants in various legal proceedings, including certain class actions, arising out of the normal course of business or operations. In certain of these proceedings, which are based on alleged violations of consumer protection, securities, banking, insurance and other laws, rules or principles, substantial money damages are asserted against the Corporation and its subsidiaries. Since the Corporation and certain of its subsidiaries, which are regulated by one or more federal and state regulatory authorities, are the subject of numerous examinations and reviews by such authorities, the Corporation also is and will be, from time to time, normally engaged in various disagreements with regulators, related primarily to its financial services businesses. In addition the Corporation also receives tax deficiency assessments from various taxing jurisdictions.

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

                        SELECTED STATISTICAL INFORMATION
                      Bank One Corporation and Subsidiaries

Average Balances/Net Interest Margin/Rates

                                                  March 31, 2003              December 31, 2002
-------------------------------------------------------------------------------------------------------
Three Months Ended                         Average              Average    Average              Average
Dollars in millions)                       Balance   Interest    Rate      Balance   Interest    Rate
-------------------------------------------------------------------------------------------------------
Assets
Short-term investments                    $ 17,672    $   63     1.45%    $ 15,338    $   62     1.60%
Trading assets(1)                            8,414        74     3.57        6,995        67     3.80
Investment securities:(1)
   U.S. government and federal agency       29,030       280     3.91       28,549       338     4.70
   States and political subdivisions         1,169        20     6.94        1,177        20     6.74
   Other                                    34,851       482     5.61       34,350       521     6.02
-------------------------------------------------------------------------------------------------------
      Total investment securities           65,050       782     4.88       64,076       879     5.44
Loans(1)(2)                                146,419     2,315     6.41      150,531     2,477     6.53
-------------------------------------------------------------------------------------------------------
   Total earning assets                    237,555     3,234     5.52      236,940     3,485     5.84
Allowance for credit losses                 (4,558)                         (4,566)
Other assets - nonearning                   38,892                          37,888
-------------------------------------------------------------------------------------------------------
      Total assets                        $271,889                        $270,262

Liabilities and Stockholders' Equity
Interest-bearing deposits:(3)
   Savings                                $  9,662    $   14     0.59%    $ 10,076    $   20     0.79%
   Money market                             60,886       175     1.17       58,003       204     1.40
   Time                                     29,401       307     4.23       31,483       342     4.31
   Foreign offices(4)                       14,513        61     1.70       14,776        66     1.77
-------------------------------------------------------------------------------------------------------
      Total deposits - interest-bearing    114,462       557     1.97      114,338       632     2.19
Federal funds purchased and securities
   under repurchase agreements              16,866        62     1.49       14,950        63     1.67
Other short-term borrowings                 12,433        87     2.84       12,270        90     2.91
Long-term debt(5)                           44,630       499     4.53       43,180       508     4.67
-------------------------------------------------------------------------------------------------------
      Total interest-bearing
         liabilities                       188,391     1,205     2.59      184,738     1,293     2.78
-------------------------------------------------------------------------------------------------------
Noninterest-bearing deposits                46,397                          48,521
Other liabilities                           14,480                          14,760
Preferred stock                                 --                              --
Common stockholders' equity                 22,621                          22,243
-------------------------------------------------------------------------------------------------------
      Total liabilities and equity        $271,889                        $270,262

Interest income/earning assets                        $3,234     5.52                 $3,485     5.84
Interest expense/earning assets                        1,205     2.06                  1,293     2.17
-------------------------------------------------------------------------------------------------------
Net interest income/margin                            $2,029     3.46%                $2,192     3.67%
-------------------------------------------------------------------------------------------------------

(1) Includes tax-equivalent adjustments based on federal income tax rate of 35%.
(2) Nonperforming loans are included in average balances used to determine average rate.
(3) On a consolidated basis, demand deposit balances are routinely swept overnight into money market deposits. On a line of business basis, balances are presented without the impact of sweeps. Certain prior period data has been adjusted to conform with current period presentation.
(4) Includes international banking facilities' deposit balances in domestic offices and balances of Edge Act and oversees offices.
(5)  Includes trust preferred capital securities.

                        SELECTED STATISTICAL INFORMATION
                      Bank One Corporation and Subsidiaries

Average Balances/Net Interest Margin/Rates

       September 30, 2002               June 30, 2002                March 31, 2002
---------------------------------------------------------------------------------------------
 Average              Average    Average              Average    Average              Average
 Balance   Interest     Rate     Balance   Interest     Rate     Balance   Interest     Rate
---------------------------------------------------------------------------------------------

$  9,484    $   49     2.05%    $ 10,300    $   49     1.91%    $ 12,560    $   58     1.87%
   6,426        66     4.07        6,941        65     3.76        6,239        60     3.90

  30,331       401     5.25       26,655       364     5.48       25,883       352     5.52
   1,171        21     7.11        1,178        22     7.49        1,287        23     7.25
  35,230       558     6.28       31,257       484     6.21       30,904       501     6.57
---------------------------------------------------------------------------------------------
  66,732       980     5.83       59,090       870     5.91       58,074       876     6.12
 148,152     2,478     6.64      149,674     2,463     6.60      154,942     2,581     6.76
---------------------------------------------------------------------------------------------
 230,794     3,573     6.14      226,005     3,447     6.12      231,815     3,575     6.52
  (4,533)                         (4,521)                         (4,563)
  36,277                          34,383                          36,102
---------------------------------------------------------------------------------------------
$262,538                        $255,867                        $263,354



$  9,953    $   17     0.68%    $ 10,997    $   23     0.84%    $ 12,731    $   25     0.80%
  54,537       201     1.46       55,818       188     1.35       58,026       186     1.30
  33,340       374     4.45       35,529       414     4.67       37,387       445     4.83
  14,634        75     2.03       14,293        71     1.99       14,064        68     1.96
---------------------------------------------------------------------------------------------
 112,464       667     2.35      116,637       696     2.39      122,208       724     2.40

  15,115        73     1.92       15,188        73     1.93       14,531        62     1.73
   9,802        77     3.12        6,031        55     3.66        7,376        40     2.20
  43,229       521     4.78       43,870       545     4.98       43,022       514     4.85
---------------------------------------------------------------------------------------------
 180,610     1,338     2.94      181,726     1,369     3.02      187,137     1,340     2.90
---------------------------------------------------------------------------------------------
  45,201                          38,994                          41,526
  14,646                          13,557                          13,828
      --                              --                              --
  22,081                          21,590                          20,863
---------------------------------------------------------------------------------------------
$262,538                        $255,867                        $263,354

            $3,573     6.14                 $3,447     6.12                 $3,575     6.25
             1,338     2.30                  1,369     2.43                  1,340     2.34
---------------------------------------------------------------------------------------------
            $2,235     3.84%                $2,078     3.69%                $2,235     3.91%
---------------------------------------------------------------------------------------------

For footnote detail see page 54

                              REPORT OF MANAGEMENT

     Management of Bank One Corporation and its subsidiaries (the "Corporation") is responsible for the preparation, integrity and fair presentation of its published financial reports. These reports include consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America, using management's best judgment and all information available.

     The condensed consolidated financial statements of the Corporation have been reviewed by KPMG LLP, independent public accountants. Their accompanying report is based upon a review conducted in accordance with standards established by the American Institute of Certified Public Accountants, including the related review of internal accounting controls and financial reporting matters. The Audit and Risk Management Committee of the Board of Directors, which consists solely of outside directors, meets at least quarterly with the independent auditors, Corporate Audit and representatives of management to discuss, among other things, accounting and financial reporting matters.

     Management of the Corporation is responsible for establishing and maintaining disclosure controls and procedures to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. In addition to disclosure controls and procedures, management of the Corporation is responsible for establishing and maintaining an effective internal control structure, which provides reasonable, but not absolute, assurance of the safeguarding of assets against unauthorized acquisition, use or disposition. The Corporation maintains systems of controls that it believes are reasonably designed to provide management with timely and accurate information about the operations of the Corporation. This process is supported by an internal audit function along with the ongoing appraisal of controls by the Audit and Risk Management Committee. Both the Corporation's independent auditors and the internal audit function directly provide reports on significant matters to the Audit and Risk Management Committee. The Corporation's independent auditors, the internal audit function and the Audit and Risk Management Committee have free access to each other. Disclosure controls and procedures, internal controls, systems and corporate-wide processes and procedures are continually evaluated and enhanced.

     Management of the Corporation evaluated its disclosure controls and procedures as of March 31, 2003. Based on this evaluation, the Principal Executive Officer and Principal Financial Officer each concludes that as of March 31, 2003, the Corporation maintained effective disclosure controls and procedures in all material respects, including those to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and is accumulated and communicated to management, including the Principal Executive Officer and the Principal Financial Officer, as appropriate to allow for timely decisions regarding required disclosure. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to our most recent evaluation.

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

                                                       BANK ONE CORPORATION

May 8, 2003


                                                        /s/ James Dimon
                                                  ------------------------------
                                                          James Dimon
                                                   Principal Executive Officer


                                                         /s/ Heidi Miller
                                                  ------------------------------
                                                          Heidi Miller
                                                    Principal Financial Officer

                 REVIEW REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders
Bank One Corporation:

     We have reviewed the accompanying condensed consolidated balance sheets of Bank One Corporation and its subsidiaries (the "Corporation") as of March 31, 2003 and 2002, and the related condensed consolidated statements of income, stockholders' equity and cash flows for the three-month periods ended March 31, 2003 and 2002. These condensed consolidated financial statements are the responsibility of the Corporation's management.

     We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.


Chicago, Illinois
May 8, 2003


                                                           /s/ KPMG LLP
                                                  ------------------------------
                                                             KPMG LLP

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from               to
                                         -------------    -------------

                        Commission file number 001-15323

                              BANK ONE CORPORATION
   --------------------------------------------------------------------------
             (exact name of registrant as specified in its charter)

                DELAWARE                                      31-0738296
   --------------------------------------------------------------------------
     (State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                      Identification No.)

    1 BANK ONE PLAZA CHICAGO, ILLINOIS                           60670
   --------------------------------------------------------------------------
  (Address of principal executive offices)                     (Zip Code)

                                  312-732-4000
   --------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

Yes [X] No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 2003.

                     Class               Number of Shares Outstanding
          ----------------------------   ----------------------------
          Common Stock $0.01 par value           1,142,358,879

                         Form 10-Q Cross-Reference Index

                          PART I-FINANCIAL INFORMATION
                          ----------------------------

                                                                           Page
                                                                           ----
ITEM 1. Financial Statements
----------------------------

          Consolidated Balance Sheets-
             March 31, 2003 and 2002, and December 31, 2002                  41

          Consolidated Income Statements-
             Three months ended March 31, 2003 and 2002                      42

          Consolidated Statements of Stockholders' Equity-
             Three months ended March 31, 2003 and 2002                      43

          Consolidated Statements of Cash Flows-
             Three months ended March 31, 2003 and 2002                      44

          Notes to Consolidated Financial Statements                         45

          Selected Statistical Information                                   54

ITEM 2. Management's Discussion and Analysis of Financial
---------------------------------------------------------
           Condition and Results of Operations                             3-40
           -----------------------------------

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk        21-22
------------------------------------------------------------------

ITEM 4. Controls and Procedures                                              56
-------------------------------

                            PART II-OTHER INFORMATION
                            -------------------------

ITEM 1. Legal Proceedings                                                    60
-------------------------

ITEM 2. Changes in Securities and Use of Proceeds                            60
-------------------------------------------------

ITEM 3. Defaults Upon Senior Securities                                      60
---------------------------------------

ITEM 4. Submission of Matters to a Vote of Security Holders                  60
-----------------------------------------------------------

ITEM 5. Other Information                                                    60
-------------------------

ITEM 6. Exhibits and Reports on Form 8-K                                     60
----------------------------------------

Signatures                                                                   61

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

          Exhibit 15- Letter of independent public accountants regarding unaudited interim financial information.

          Exhibit 99 (a)-Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          Exhibit 99 (b)- Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) The Registrant filed the following Current Reports on Form 8-K during the quarter ended March 31, 2003.

      Date                                 Item Reported
      ----                                 -------------

January 16, 2003   Registrant's January 16, 2003 news release announcing its
                   2002 fourth quarter earnings.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               BANK ONE CORPORATION


Date  May 8, 2003                                       /s/ James Dimon
-----------------                              ---------------------------------
                                                          James Dimon
                                                  Principal Executive Officer


Date  May 8, 2003                                      /s/ Heidi Miller
-----------------                              ---------------------------------
                                                          Heidi Miller
                                                  Principal Financial Officer


Date  May 8, 2003                                    /s/ Melissa J. Moore
-----------------                              ---------------------------------
                                                       Melissa J. Moore
                                                 Principal Accounting Officer

CERTIFICATIONS

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

May 8, 2003                                             /s/ James Dimon
                                               ---------------------------------
                                                          James Dimon
                                                  Principal Executive Officer

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

May 8, 2003                                            /s/ Heidi Miller
                                               ---------------------------------
                                                         Heidi Miller
                                                  Principal Financial Officer

                              BANK ONE CORPORATION

                                  EXHIBIT INDEX
                                  -------------

Exhibit Number                         Description of Exhibit
--------------                         ----------------------

    12           Statement regarding computation of ratios.

    15 Letter of independent public accountants regarding unaudited interim financial information.

    99(a) -      Certification of Chief Executive Officer pursuant to 18 U.S.C.
                 Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    99(b) -      Certification of Chief Financial Officer pursuant to 18 U.S.C.
                 Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.