Form 10-Q
period 2003-06-30
BANK ONE CORP
filed 2003-08-08
CIK 1067092

BANK ONE CORPORATION
INDEX TO FINANCIAL REVIEW

1	Five Quarter Summary of Selected Financial Information
2	Application of Critical Accounting Policies
2	Summary of Results
6	Business Segment Results
6	Business Segment Results and Other Data
27	Balance Sheet Analysis
27	Risk Management
28	Liquidity Risk Management
28	Market Risk Management
30	Credit Portfolio Composition
34	Asset Quality
37	Allowance for Credit Losses
40	Derivative Financial Instruments
41	Loan Securitizations and Off-Balance Sheet Activities
44	Capital Management
46	Forward-Looking Statements
47	Consolidated Financial Statements
51	Notes to Consolidated Financial Statements
62	Selected Statistical Information
65	Report of Management
66	Review Report of Independent Public Accountants
67	Form 10-Q

FIVE QUARTER SUMMARY OF SELECTED FINANCIAL INFORMATION
Bank One Corporation and Subsidiaries

	Three Months Ended
(In millions, except per share data, ratios, and headcount)	June 30 2003	March 31 2003	December 31 2002	September 30 2002	June 30 2002
INCOME STATEMENT DATA:
Total revenue, net of interest expense	$4,108	$3,977	$4,232	$4,185	$4,280
Net interest income	1,981	1,992	2,156	2,197	2,042
Net interest income-
fully taxable-equivalent basis ("FTE") (1)	2,020	2,029	2,192	2,235	2,078
Noninterest income	2,127	1,985	2,076	1,988	2,238
Provision for credit losses	461	496	628	587	607
Noninterest expense	2,425	2,320	2,390	2,420	2,444
Net income	856	818	842	823	843
PER COMMON SHARE DATA:
Net income:
Basic	$0.76	$0.71	$0.73	$0.71	$0.72
Diluted	0.75	0.71	0.72	0.70	0.71
Cash dividends declared	0.21	0.21	0.21	0.21	0.21
Book value	19.70	19.44	19.28	18.79	18.37
BALANCE SHEET DATA - ENDING BALANCES:
Loans	$144,583	$144,747	$148,125	$150,389	$147,728
Total assets	299,463	287,864	277,383	274,187	270,343
Deposits	172,015	167,075	170,008	164,036	157,518
Long-term debt (2)	46,070	44,950	43,234	42,481	43,756
Common stockholders' equity	22,257	22,316	22,440	21,925	21,563
Total stockholders' equity	22,257	22,316	22,440	21,925	21,563
CREDIT QUALITY RATIOS:
Annualized net charge-offs to average loans	1.35%	1.35%	1.65%	1.55%	1.62%
Allowance to period end loans	3.35	3.31	3.20	3.17	3.19
Nonperforming assets to related assets (3)	2.28	2.38	2.38	2.48	2.65
FINANCIAL PERFORMANCE:
Return on average assets	1.24%	1.22%	1.24%	1.24%	1.32%
Return on average common equity	15.3	14.7	15.0	14.8	15.7
Net interest margin	3.38	3.46	3.67	3.84	3.69
Efficiency ratio	58.5	57.8	56.0	57.3	56.6
CAPITAL RATIOS:
Risk-based capital:
Tier 1	9.7%	10.0%	9.9%	9.5%	9.4%
Total	13.6	13.8	13.7	13.0	13.0
Leverage	8.7	8.9	8.9	9.0	9.1
COMMON STOCK DATA:
Average shares outstanding:
Basic	1,132	1,148	1,157	1,162	1,174
Diluted	1,140	1,156	1,166	1,171	1,184
Stock price, quarter-end	$37.18	$34.62	$36.55	$37.40	$38.48
Headcount	72,323	74,077	73,685	73,535	73,579

(1)	Net interest income-FTE includes tax equivalent adjustments of $39 million, $37 million, $36 million, $38 million and $36 million for the quarters ended June 30, 2003, March 31, 2003, December 31, 2002, September 30, 2002 and June 30, 2002, respectively.
(2)	Includes trust preferred capital securities.
(3)	Related assets consist of loans outstanding, including loans held for sale, and other real estate owned.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Generally accepted accounting principles are complex and require management to apply significant judgments to various accounting, reporting and disclosure matters. Management of Bank One Corporation and its subsidiaries (the “Corporation”) must use assumptions and estimates to apply these principles where actual measurement is not possible or practical. For a complete discussion of the Corporation’s significant accounting policies, see “Notes to the Consolidated Financial Statements” in the Corporation’s 2002 Annual Report on pages 84-108. Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements. Management has reviewed the application of these policies with the Audit and Risk Management Committee of the Corporation’s Board of Directors. For a discussion of applying critical accounting policies, see “Application of Critical Accounting Policies” beginning on page 35 in the Corporation’s 2002 Annual Report.

SUMMARY OF RESULTS
(All comparisons are to the same period in the prior year unless otherwise specified.)

Net income was $856 million, or $0.75 per diluted share. This compares to net income of $803 million, or $0.68 per diluted share, excluding the $40 million after-tax benefit from a restructuring charge reversal in the second quarter of 2002. Including this benefit, the prior year’s net income was $843 million, or $0.71 per diluted share. For the first half of 2003, net income totaled $1.7 billion, or $1.46 per diluted share. This compares to net income of $1.6 billion, or $1.35 per diluted share, excluding the $40 million after-tax benefit from a restructuring charge reversal in the second quarter of 2002. Including this benefit, the prior year’s net income for the first half of the year was $1.6 billion, or $1.38 per diluted share.

Net Interest Income

Net interest income represents the spread on interest earning assets over interest bearing liabilities, as well as loan fees, cash interest collections on problem loans, dividend income, interest reversals, and income or expense on derivatives used to manage interest rate risk. Net interest income was $2.0 billion, a decrease of $61 million, or 3%. Net interest margin decreased to 3.38% from 3.69%. For the first six months of 2003, net interest income was $4.0 billion, a decrease of $269 million, or 6%. Net interest margin for the same period decreased to 3.42% from 3.80%. For both the second quarter and the first half of 2003, approximately half of the decline in net interest income and margin resulted from actions taken in 2002 to position the Corporation more defensively against the possibility of rising interest rates. In 2002, the Corporation extended the duration of liabilities and repositioned the treasury investment portfolio, which reduced net interest income in 2003 due to the lower rate environment. Also contributing to the decreases were intentional reductions during 2002 in the Commercial Banking loan portfolio and throughout the period in certain Retail loan portfolios, with a modest impact due to yield compression in Card Services. See Note 7 for further details of the components of net interest income.

Noninterest Income

Noninterest income of $2.1 billion decreased $111 million, and as a percentage of total revenue decreased to 51.8% from 52.3%. For the first half of 2003, noninterest income of $4.1 billion decreased $95 million. For both periods, these decreases were primarily due to losses on the credit derivatives hedge portfolio and lower income derived from securitized loans. Partially offsetting the losses and lower income were net investment securities gains. The components of noninterest income for the periods indicated were:

	Three Months Ended June 30				Six Months Ended June 30
			Change				Change
(Dollars in millions)	2003	2002	Amount	Percent	2003	2002	Amount	Percent
Banking fees and commissions	$458	$493	$(35)	(7)%	$898	$951	$(53)	(6)%
Credit card revenue	911	962	(51)	(5)	1,762	1,871	(109)	(6)
Service charges on deposits	413	376	37	10	796	769	27	4
Fiduciary and investment management fees	186	188	(2)	(1)	372	377	(5)	(1)
Investment securities gains	152	96	56	58	221	78	143	N/M
Trading gains (losses)	(76)	74	(150)	N/M	(72)	91	(163)	N/M
Other income	83	49	34	69	135	70	65	93

Total noninterest income	$2,127	$2,238	$(111)	(5)	$4,112	$4,207	$(95)	(2)
Noninterest income to total revenue	51.8%	52.3%	(0.5)%		50.9%	49.8%	1.1%

Quarterly Results

Banking fees and commissions of $458 million decreased $35 million, or 7%. Lower premiums from credit insurance products, lower fees resulting from the intentional reduction of non-branded ATM machines and the elimination of the teller service fee were the primary drivers of this decrease. Partially offsetting the decrease was an increase in fixed income and asset-backed origination fees.

        Credit card revenue of $911 million decreased $51 million, or 5%, primarily driven by lower yields earned on securitized loans, partially offset by higher interchange fees from increased card usage and increased securitization activity.

        Service charges on deposits of $413 million increased $37 million, or 10%. This increase resulted from higher Retail deposit service charges and higher global treasury services revenue.

        Net securities gains from treasury activities and the investment portfolios were $152 million, compared to net securities gains of $96 million. The prior year included the $261 million gain on the sale of the GE Monogram joint venture. Valuation adjustments included in each period’s net securities gains were primarily a result of changes in the value of the publicly traded equity market, the interest rate environment and economic conditions.

        In the second quarter, trading produced losses of $76 million, a decrease of $150 million. This decrease resulted from the fair value decline in credit derivatives used to hedge the commercial loan portfolio and limit exposures to specific credits, partially offset by increased derivatives trading revenue.

        Other income increased by $34 million, or 69%. The primary driver of this increase was gains on sales of loans totaling $14 million in the current quarter compared to losses of $22 million in the year ago quarter.

Year-to-Date Results

Banking fees and commissions of $898 million decreased $53 million, or 6%. This decrease was the result of lower premiums from credit insurance products and lower fees from the intentional reduction of non-branded ATM machines, partially offset by an increase in fixed income and asset-backed origination fees and higher syndication fees.

        Credit card revenue of $1.8 billion decreased $109 million, or 6%. This decrease was primarily driven by lower income earned on securitized loans, modestly offset by higher interchange fees from increased card usage volume.

        Service charges on deposits of $796 million increased $27 million, or 4%. This increase stemmed from higher Retail deposit service charges.

        Net securities gains from treasury activities and the investment portfolios were $221 million, compared to net securities gains of $78 million. The prior year included the $261 million gain on the sale of the GE Monogram joint venture. Valuation adjustments included in each period’s net securities gains were primarily a result of changes in the value of the publicly traded equity market, the interest rate environment and economic conditions.

        Trading losses of $72 million decreased $163 million. This decrease was primarily the result of losses on credit derivatives used to hedge the commercial loan portfolio and limit exposures to specific credits, partially offset by greater derivatives and foreign exchange trading revenue.

        Other income of $135 million increased $65 million, or 93%, primarily the result of an increase in new securitization deals and gains associated with the sale of commercial loans and other assets.

Noninterest Expense

Total noninterest expense of $2.4 billion decreased $19 million, including a $63 million benefit from a restructuring charge reversal in the year ago quarter. Excluding this benefit, noninterest expense decreased $82 million, or 3%. The components of noninterest expense for the periods indicated were:

	Three Months Ended June 30				Six Months Ended June 30
			Change				Change
(Dollars in millions)	2003	2002	Amount	Percent	2003	2002	Amount	Percent
Salaries and employee benefits:
Salaries	$1,048	$941	$107	11%	$2,040	$1,861	$179	10%
Employee benefits	176	160	16	10	367	336	31	9

Total salaries and employee benefits	1,224	1,101	123	11	2,407	2,197	210	10
Occupancy	166	170	(4)	(2)	331	328	3	1
Equipment	118	99	19	19	229	202	27	13
Outside service fees and processing	289	372	(83)	(22)	566	672	(106)	(16)
Marketing and development	215	265	(50)	(19)	441	536	(95)	(18)
Telecommunication	55	134	(79)	(59)	103	235	(132)	(56)
Other intangible amortization	32	29	3	10	64	62	2	3
Other expense	326	337	(11)	(3)	604	637	(33)	(5)

Total noninterest expense before
restructuring-related charges (reversals)	2,425	2,507	(82)	(3)	4,745	4,869	(124)	(3)
Restructuring-related charges (reversals)	-	(63)	63	N/M	-	(63)	63	N/M

Total noninterest expense	$2,425	$2,444	$(19)	(1)	$4,745	$4,806	$(61)	(1)

Headcount	72,323	73,579	(1,256)	(2)
Efficiency ratio	58.5%	56.6%	1.9%		58.1%	56.4%	1.7%

Quarterly Results

Salaries and employee benefits increased $123 million, or 11%. This increase was due to higher base and incentive compensation, as well as higher benefit expenses, partially offset by a 2% reduction in headcount.

        Equipment expense increased $19 million, or 19%, primarily due to increased depreciation expense on fixed assets acquired in the Corporation’s systems conversion efforts.

        Outside service fees and processing expense decreased $83 million, or 22%. The prior year period included termination and renegotiation fees for certain vendor contracts and various servicing and contract programming charges for the Corporation’s systems conversion efforts.

        Marketing and development expense decreased $50 million, or 19%, primarily due to decreased advertising expenditures for Card Services.

        Telecommunications expense decreased $79 million, or 59%, due to the absence of servicing expenses resulting from terminating and renegotiating certain vendor contracts.

        Other expense decreased $11 million, primarily related to lower operating and fraud expenses. Other expense includes freight and postage expense of $61 million and $63 million for 2003 and 2002, respectively.

Year-to-Date Results

Salaries and employee benefits increased $210 million, or 10%, due to higher base and incentive compensation and benefit expenses, partially offset by a reduction in headcount. The expense related to the fair value method of accounting for stock option and stock purchase plans for the six months ended 2003 and 2002 was $29 million and $12 million, respectively. The Corporation adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” in 2002.

        Equipment expense increased $27 million, or 13%, primarily due to higher depreciation expense on fixed assets acquired in the Corporation’s systems conversion efforts.

        Outside service fees and processing expense decreased $106 million, or 16%, as the Corporation continued to experience operational efficiencies resulting from renegotiated vendor contracts and the Corporation’s systems conversion efforts.

        Marketing and development expense decreased $95 million, or 18%, primarily due to lower advertising expenditures related to Card Services.

        Telecommunications expense decreased $132 million, or 56%, as a result of cost savings incurred through terminated and renegotiated vendor contracts.

        Other expense decreased $33 million, or 5%, despite continued reinvestment in the Corporation’s infrastructure. This was a result of lower operating and fraud expenses. Other expense includes freight and postage expense of $123 million and $131 million for 2003 and 2002, respectively.

Provision for Credit Losses

Provision for credit losses was $461 million for the second quarter and $957 million for the first six months of 2003, compared to $607 million and $1.3 billion, respectively, for 2002. These decreases were mainly a result of improving credit quality. During the quarter, Commercial Banking also experienced a continued reduction in the size of its loan portfolio. This, along with improved credit quality, led to the decision to reduce Commercial Banking’s allowance for credit losses by $95 million. This decrease in the allowance for credit losses was partially offset by an increase of $85 million in the Corporate line of business related to the change in the overall risk profile of the non-core portfolios. These portfolios are discussed on pages 6 and 23-26.

Applicable Income Taxes

The Corporation’s income before income taxes, as well as applicable income tax expense and effective tax rate for each of the periods indicated were:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2003	2002	2003	2002
Income before income taxes	$1,222	$1,229	$2,383	$2,371
Applicable income taxes	366	386	709	741
Effective tax rate	30%	31%	30%	31%

        Applicable income tax expense for all periods included the benefit from tax-exempt income, tax-advantaged investments and general business tax credits, partially offset by the effect of nondeductible expenses.

BUSINESS SEGMENT RESULTS

The Corporation is managed on a line of business basis. The business segments’ financial results presented reflect the current organization of the Corporation. For a detailed discussion of the various business activities of the Corporation’s business segments, see pages 38-51 of the Corporation’s 2002 Annual Report.

        The following table summarizes net income (loss) by line of business for the periods indicated:

	Three Months Ended June 30		Six Months Ended June 30
(In millions)	2003	2002	2003	2002
Retail	$ 373	$ 371	$ 768	$ 735
Commercial Banking	249	147	466	290
Card Services	279	308	527	547
Investment Management	85	103	165	204
Corporate	(130)	(86)	(252)	(146)

Net income	$ 856	$ 843	$ 1,674	$ 1,630

BUSINESS SEGMENT RESULTS AND OTHER DATA

The information provided in each of the line of business tables is based on management information systems, assumptions and methodologies that are under continual review by management. Information provided beginning with the caption entitled “Financial Performance” is included herein for analytical purposes only.

        In the second quarter of 2003, the Corporation ceased origination of wholesale first mortgage and brokered home equity loans to focus on direct lending. In order to more clearly report the results of the core Retail businesses separate from the non-core businesses, the following portfolios were transferred to the Corporate line of business:

(In millions)	June 30 2003
Brokered home equity:
Previously reported as discontinued	$ 2,467
Remaining portfolio	6,618
Auto lease (and related portfolios)	2,906

Total transferred portfolios	$11,991

        The Corporation is currently evaluating its alternatives with respect to these portfolios. All prior period data for the Retail and Corporate lines of business has been adjusted to reflect the transfer of these portfolios. See page 26 for a supplemental table of the transferred portfolios included in the Corporate line of business.

Retail
Retail provides a broad range of financial products and services, including deposits, investments, loans, insurance, and online banking to consumers and small business customers.

	Three Months Ended June 30				Six Months Ended June 30
			Change				Change
(Dollars in millions)	2003	2002 (1)	Amount	Percent	2003	2002 (1)	Amount	Percent
INCOME STATEMENT DATA:
Net interest income-FTE (2) (3)	$1,077	$1,048	$29	3%	$2,199	$2,141	$58	3%
Banking fees and commissions (4)	175	187	(12)	(6)	364	392	(28)	(7)
Credit card revenue (5)	59	49	10	20	112	92	20	22
Service charges on deposits (6)	225	196	29	15	429	397	32	8
Other income	2	13	(11)	(85)	15	24	(9)	(38)

Total noninterest income	461	445	16	4	920	905	15	2

Total revenue, net of interest expense	1,538	1,493	45	3	3,119	3,046	73	2
Provision for credit losses	108	107	1	1	224	246	(22)	(9)
Salaries and employee benefits	407	379	28	7	793	763	30	4
Other expense	435	437	(2)	-	892	891	1	-

Total noninterest expense before
restructuring-related charges (reversals)	842	816	26	3	1,685	1,654	31	2
Restructuring-related charges (reversals)	-	(18)	18	N/M	-	(18)	18	N/M

Total noninterest expense	842	798	44	6	1,685	1,636	49	3

Income before income taxes	588	588	-	-	1,210	1,164	46	4
Applicable income taxes	215	217	(2)	(1)	442	429	13	3

Net income (7)	$373	$371	$2	1%	$768	$735	$33	4%

FINANCIAL PERFORMANCE:
Return on average common equity	31%	31%	0%		32%	31%	1%
Efficiency ratio	55	53	2		54		54	-
Headcount	31,812	33,160	(1,348)	(4)%

ENDING BALANCES:
Small business commercial	$9,775	$9,568	$207	2%
Home equity	23,715	16,825	6,890	41
Vehicle	13,313	13,583	(270)	(2)
Other personal	6,902	7,733	(831)	(11)

Total loans (8)	53,705	47,709	5,996	13
Assets	56,900	51,408	5,492	11
Demand deposits	29,280	26,224	3,056	12
Savings	40,066	37,865	2,201	6

Core deposits	69,346	64,089	5,257	8
Time	19,486	24,623	(5,137)	(21)

Total deposits	88,832	88,712	120	-
Equity	4,774	4,774	-	-

AVERAGE BALANCES:
Small business commercial	$9,724	$9,534	$190	2%	$9,695	$9,489	$206	2%
Home equity	22,659	16,459	6,200	38	21,857	16,201	5,656	35
Vehicle	13,402	13,549	(147)	(1)	13,602	13,534	68	1
Other personal loans	7,108	7,904	(796)	(10)	7,596	8,616	(1,020)	(12)

Total loans	52,893	47,446	5,447	11	52,750	47,840	4,910	10
Assets	56,261	51,063	5,198	10	55,929	51,040	4,889	10
Demand deposits	28,809	25,921	2,888	11	28,206	25,544	2,662	10
Savings	40,107	37,806	2,301	6	39,842	37,464	2,378	6

Core deposits	68,916	63,727	5,189	8	68,048	63,008	5,040	8
Time	20,095	24,822	(4,727)	(19)	20,635	25,092	(4,457)	(18)

Total deposits	89,011	88,549	462	1	88,683	88,100	583	1
Equity	4,774	4,774	-	-	4,774	4,774	-	-

Retail – continued

	Three Months Ended June 30				Six Months Ended June 30
			Change				Change
(Dollars in millions)	2003	2002 (1)	Amount	Percent	2003	2002 (1)	Amount	Percent
CREDIT QUALITY
Net charge-offs:
Small business commercial	$16	$18	$(2)	(11)%	$27	$32	$(5)	(16)%
Home equity	27	19	8	42	53	50	3	6
Vehicle	46	41	5	12	93	106	(13)	(12)
Other personal loans	24	29	(5)	(17)	42	55	(13)	(24)

Total net charge-offs	113	107	6	6	215	243	(28)	(12)

Annualized net charge-off ratios:
Small business commercial	0.66%	0.76%	(0.10)%		0.56%	0.67%	(0.11)%
Home equity	0.48	0.46	0.02		0.48	0.62	(0.14)
Vehicle	1.37	1.21	0.16		1.37	1.57	(0.20)
Other personal loans	1.35	1.47	(0.12)		1.11	1.28	(0.17)
Total net charge-offs	0.85	0.90	(0.05)		0.82	1.02	(0.20)

Nonperforming assets:
Commercial	$255	$251	$4	2%
Consumer (9)	315	289	26	9

Total nonperforming loans (9) (10)	570	540	30	6
Other, including other real estate owned ("OREO")	218	168	50	30

Total nonperforming assets	788	708	80	11
Allowance for credit losses	$688	$684	$4	1
Allowance to period end loans (8)	1.33%	1.48%	(0.15)%
Allowance to nonperforming loans (9) (10)	121	127	(6)
Nonperforming assets to related assets (11)	1.46	1.48	(0.02)

DISTRIBUTION:
Number of:
Banking centers	1,803	1,773	30	2
ATMs	4,093	4,956	(863)	(17)
Relationship bankers	2,823	2,333	490	21
On-line customers (in thousands)	1,922	1,269	653	51
Personal demand accounts (in thousands)	4,541	4,304	237	6
Business demand accounts (in thousands)	501	492	9	2
Debit cards issued (in thousands)	4,946	4,492	454	10

RETAIL BROKERAGE:
Mutual fund sales	$774	$637	$137	22	$1,351	$1,217	$134	11
Annuity sales	759	814	(55)	(7)	1,525	1,611	(86)	(5)

Total investment sales volume	1,533	1,451	82	6	2,876	2,828	48	2
Market value customer assets - end of period (in billions)	$30.5	$26.4	$4.1	16%
Number of customers - end of period (in thousands)	694	667	27	4
Number of dedicated investment sales representatives	874	761	113	15

             N/M–Not meaningful.

(1)	Prior period data has been adjusted for the transfer of the non-core portfolios from the Retail line of business to the Corporate line of business.
(2)	Net interest income is presented rather than gross interest income and gross interest expense because the Corporation relies primarily on net interest income to assess the performance of the segment and make resource allocations.
(3)	Net interest income-FTE includes tax equivalent adjustments of $6 million and $5 million for the three months ended June 30, 2003 and 2002, respectively. For the six months ended June 30, 2003 and 2002, tax equivalent adjustments were $11 million and $10 million, respectively.
(4)	Banking fees and commissions include insurance fees, documentary fees, commitment fees, annuity and mutual fund commissions, leasing fees, safe deposit fees, official check fees, ATM interchange and miscellaneous other fee revenue.
(5)	Credit card revenue includes credit card fees in both the Card Services and Commercial lines of business, debit card fees, merchant fees and interchange fees.
(6)	Service charges on deposits include deficient balance fees, non-sufficient funds/overdraft fees and other service related fees.
(7)	Net income before restructuring-related reversals, net of $7 million tax, was $360 million and $724 million for the three and six months ended June 30, 2002, respectively.
(8)	Loans include loans held for sale of $2,067 million and $1,572 million at June 30, 2003 and 2002, respectively. These amounts are not included in allowance for credit losses coverage statistics.
(9)	Includes consumer balances that are placed on nonaccrual status when the collection of contractual principal or interest becomes 90 days past due.
(10)	Nonperforming loans includes loans held for sale of $2 million and $3 million at June 30, 2003 and 2002, respectively. These amounts are not included in allowance for credit losses coverage statistics.
(11)	Related assets consist of loans outstanding, including loans held for sale, and other real estate owned.

Retail – continued

Quarterly Results

Retail net income was $373 million, up $13 million, or 4% (excluding the $11 million after-tax benefit from a restructuring charge reversal in the prior year).

        Total revenue, net of interest expense increased 3% to $1.5 billion. Net interest income was $1.1 billion, up 3%, primarily from growth in home equity loans and core deposits, partially offset by lower time deposits and spread compression. Noninterest income was $461 million, up 4%, as higher deposit service charges, debit card revenue, and investment sales were partially offset by the intentional reduction of non-branded ATM machines and the elimination of the teller service fee.

        Noninterest expense was $842 million, up 3% (excluding the $18 million pre-tax benefit from the restructuring charge reversal in the prior year), primarily due to increased incentive compensation and commissions, as well as higher benefit costs. This increase was partially offset by lower fraud and other operating expenses.

        The provision for credit losses of $108 million was relatively unchanged as higher net charge-offs in the real estate and vehicle portfolios were offset by lower net charge-offs in tax-refund anticipation and small business loans. As a percentage of average loans, net charge-offs were 0.85%, down from 0.90%.

        The allowance for credit losses of $688 million represented 1.33% of period-end loans. Nonperforming assets were $788 million, up 11% from the prior year.

Year-To-Date Results

Retail year-to-date net income was $768 million, up $44 million, or 6% (excluding the $11 million after-tax benefit from a restructuring charge reversal in the prior year).

        Total revenue, net of interest expense increased 2% to $3.1 billion. Net interest income was $2.2 billion, up 3%, primarily from growth in home equity loans and core deposits, partially offset by lower time deposits and spread compression. Noninterest income was $920 million, up 2%, as higher deposit service charges, debit card revenue, and revenues generated from the sale of student loans were partially offset by the intentional reduction of non-branded ATM machines.

        Noninterest expense increased $31 million, or 2% (excluding the $18 million pre-tax benefit from the restructuring charge reversal in the prior year), primarily due to increased collections expenses, benefit costs, incentive compensation and production related expenses. This increase was partially offset by lower fraud and other operating expenses as well as other expense improvements.

        The provision for credit losses was $224 million, down $22 million, or 9%, due primarily to net charge-off improvements in the vehicle, small business commercial, and tax related portfolios, partially offset by increases in home equity. As a percentage of average loans, net charge-offs were 0.82%, down from 1.02%.

Commercial Banking
Commercial Banking offers a broad array of products, including global cash management, treasury services, capital markets, commercial cards, lending and other noncredit products and services to corporate banking and middle market banking customers.

	Three Months Ended June 30				Six Months Ended June 30
			Change				Change
(Dollars in millions)	2003	2002	Amount	Percent	2003	2002	Amount	Percent
INCOME STATEMENT DATA:
Net interest income-FTE (3) (12)	$574	$598	$(24)	(4)%	$1,143	$1,253	$(110)	(9)%
Banking fees and commissions (4)	234	224	10	4	425	399	26	7
Credit card revenue (5)	27	20	7	35	50	34	16	47
Service charges on deposits (6)	185	173	12	7	360	357	3	1
Fiduciary and investment
management fees (13)	(1)	-	(1)	-	-	(1)	1	N/M
Investment securities losses	(2)	(1)	(1)	N/M	(2)	(1)	(1)	N/M
Trading gains (losses) (14)	(75)	81	(156)	N/M	(58)	107	(165)	N/M
Other income (loss)	8	(43)	51	N/M	18	(70)	88	N/M

Total noninterest income	376	454	(78)	(17)	793	825	(32)	(4)

Total revenue, net of interest expense	950	1,052	(102)	(10)	1,936	2,078	(142)	(7)
Provision for credit losses	10	274	(264)	(96)	138	555	(417)	(75)
Salaries and employee benefits	295	261	34	13	572	520	52	10
Other expense	305	331	(26)	(8)	595	632	(37)	(6)

Total noninterest expense before
restructuring-related charges (reversals)	600	592	8	1	1,167	1,152	15	1
Restructuring-related charges (reversals)	-	(4)	4	N/M	-	(4)	4	N/M

Total noninterest expense	600	588	12	2	1,167	1,148	19	2

Income before income taxes	340	190	150	79	631	375	256	68
Applicable income taxes	91	43	48	N/M	165	85	80	94

Net income (15)	$249	$147	$102	69	$466	$290	$176	61

Memo-Revenue by activity:
Lending-related revenue	$434	$404	$30	7%	$864	$849	$15	2%
Credit derivative hedge portfolio	(143)	33	(176)	N/M	(197)	-	(197)	-
Global treasury services	395	399	(4)	(1)	785	828	(43)	(5)
Capital markets (16)	253	196	57	29	454	364	90	25
Other	11	20	(9)	(45)	30	37	(7)	(19)

FINANCIAL PERFORMANCE:
Return on average common equity	13%	8%	5%		13%	8%	5%
Efficiency ratio	63	56	7		60	55	5
Efficiency ratio excluding credit hedge portfolio	55	58	(3)		55	55	-
Headcount:
Corporate banking
(including capital markets)	2,615	2,315	300	13%
Middle market	2,491	3,023	(532)	(18)
Global treasury services	3,239	3,299	(60)	(2)
Operations, technology, and other administration	2,048	2,270	(222)	(10)

Total headcount	10,393	10,907	(514)	(5)

ENDING BALANCES:
Loans (17)	$57,775	$64,874	$(7,099)	(11)%
Assets	108,226	94,348	13,878	15
Demand deposits	30,324	24,209	6,115	25
Savings (18)	9,332	7,496	1,836	24
Time (18)	9,110	4,019	5,091	N/M
Foreign offices	10,838	8,409	2,429	29

Total deposits	59,604	44,133	15,471	35
Equity	7,409	7,365	44	1

AVERAGE BALANCES:
Loans	$58,046	$67,011	$(8,965)	(13)%	$58,996	$69,046	$(10,050)	(15)%
Assets	98,325	94,423	3,902	4	95,696	96,794	(1,098)	(1)
Demand deposits	24,402	22,430	1,972	9	23,496	22,556	940	4
Savings (18)	10,005	7,416	2,589	35	9,659	2,900	6,759	N/M
Time (18)	3,529	5,083	(1,554)	(31)	5,783	13,404	(7,621)	(57)
Foreign offices	10,443	8,299	2,144	26	9,729	8,230	1,499	18

Total deposits	48,379	43,228	5,151	12	48,667	47,090	1,577	3
Equity	7,409	7,365	44	1	7,409	7,365	44	1

Commercial Banking – continued

	Three Months Ended June 30				Six Months Ended June 30
			Change				Change
(Dollars in millions)	2003	2002	Amount	Percent	2003	2002	Amount	Percent
CREDIT QUALITY
Net charge-offs	$105	$274	$(169)	(62)%	$233	$555	$(322)	(58)%
Annualized net charge-off ratio	0.72%	1.64%	(0.92)%		0.79%	1.61%	(0.82)%
Nonperforming assets:
Nonperforming loans (19)	$1,693	$2,297	$(604)	(26)%
Other, including OREO	22	30	(8)	(27)

Total nonperforming assets	1,715	2,327	(612)	(26)
Allowance for credit losses	2,976	3,071	(95)	(3)
Allowance to period end loans (17)	5.18%	4.74%	0.44%
Allowance to nonperforming loans (19)	176	140	36
Nonperforming assets to related assets (11)	2.97	3.58	(0.61)

CORPORATE BANKING:
Loans-ending balance	$29,319	$31,773	$(2,454)	(8)%
-average balance	29,222	33,322	(4,100)	(12)	$29,809	$34,600	$(4,791)	(14)
Deposits-ending balance	32,730	22,929	9,801	43
-average balance	24,251	21,729	2,522	12	25,514	25,394	120	-
Credit quality:
Net charge-offs	63	168	(105)	(63)	144	331	(187)	(56)
Annualized net charge-off ratio	0.86%	2.02%	(1.16)%		0.97%	1.91%	(0.95)%
Nonperforming loans	$705	$1,161	$(456)	(39)
Nonperforming loans to total loans	2.40%	3.65%	(1.25)%

SYNDICATIONS:
Lead arranger deals:
Volume (in billions)	$15.9	$18.1	$(2.2)	(12)%	$30.7	$33.0	$(2.3)	(7)%
Number of transactions	95	70	25	36	141	115	26	23
League table standing-rank	4	4	-	-	4	4	-	-
League table standing-market share	6%	5%	1%		6%	5%	1%

MIDDLE MARKET BANKING:
Loans-ending balance	$28,456	$33,101	$(4,645)	(14)%
-average balance	28,824	33,689	(4,865)	(14)	$29,187	$34,446	$(5,259)	(15)
Deposits-ending balance	26,874	21,204	5,670	27
-average balance	24,128	21,499	2,629	12	23,153	21,696	1,457	7
Credit quality:
Net charge-offs	42	106	(64)	(60)%	89	224	(135)	(60)%
Annualized net charge-off ratio	0.58%	1.26%	(0.68)%		0.61%	1.30%	(0.69)%
Nonperforming loans	$988	$1,136	$(148)	(13)%
Nonperforming loans to total loans	3.47%	3.43%	0.04%

             For additional footnote detail see page 8.

(12)	Net interest income-FTE includes tax equivalent adjustments of $25 million and $23 million for the three months ended June 30, 2003 and 2002, respectively. For the six months ended June 30, 2003 and 2002, tax equivalent adjustments were $48 million and $44 million, respectively.
(13)	Fiduciary and investment management fees include asset management fees, personal trust fees, other trust fees and advisory fees.
(14)	Trading gains (losses) primarily includes realized and unrealized mark-to-market changes from trading assets, derivative financial instruments and foreign exchange products.
(15)	Net income before restructuring-related reversals, net of $1 million tax, was $144 million and $287 million for the three and six months ended June 30, 2002, respectively.
(16)	Capital markets includes trading income and underwriting, syndicated lending and advisory fees.
(17)	Loans include loans held for sale of $327 million and $202 million at June 30, 2003 and 2002, respectively. These amounts are not included in allowance for credit losses coverage statistics.
(18)	Prior period amounts have been reclassified to conform to the current presentation.
(19)	Nonperforming loans include loans held for sale of $6 million and $103 million at June 30, 2003 and 2002, respectively. These amounts are not included in allowance for credit losses coverage statistics.

Quarterly Results

Commercial Banking net income was $249 million, an increase of $105 million, or 73% (excluding the $3 million after-tax benefit from a restructuring charge reversal in the prior year).

Commercial Banking – continued

        The current period included a $143 million pre-tax loss on the credit derivatives hedge portfolio and the $95 million pre-tax reduction in allowance for credit losses. The prior year included a $33 million pre-tax gain on the credit derivatives hedge portfolio. Excluding the impact of the credit derivatives hedge portfolio and the allowance for credit losses release, net income was $280 million, an increase of $154 million. The improvement was driven by improved credit quality and strength in capital markets, partially offset by declining loan volumes and deposit margin compression.

        Net interest income decreased 4% to $574 million, reflecting compressed deposit spreads from falling interest rates and a 13% reduction in average loan volume, partially offset by continued improvement in corporate banking and middle market loan spreads. In the corporate bank, loan volumes declined, reflecting decreased demand for financing as well as customers supporting their funding needs through public debt issuance.

        Losses on the credit derivatives hedge portfolio negatively impacted trading income by $143 million in the current quarter, compared to a $33 million positive impact to trading income in the year-ago quarter. The current net notional amount of the credit derivatives hedge portfolio was $5.3 billion.

        Noninterest income (excluding the impact of the credit derivatives hedge portfolio) was $519 million, an increase of $98 million, or 23%. This increase was primarily due to higher capital markets revenue, including fixed income and asset-backed originations and derivatives trading, gains on loan sales in the current quarter compared to losses in the prior year, and higher revenue from global treasury services.

        Noninterest expense of $600 million was relatively flat. Expense management efforts during the past year held operating expenses relatively stable, despite higher compensation related expenses.

        Credit quality continued to improve, as indicated by a $169 million, or 62%, decline in net charge-offs, as corporate banking gross charge-offs declined and middle market recoveries were higher than normal.

        The improvement in credit quality and reduced size of the loan portfolio led to a $95 million reduction in the allowance for credit losses to $3.0 billion. Nonperforming loans declined 26% to $1.7 billion, reflecting declines of 39% in corporate banking and 13% in middle market banking.

Year-To-Date Results

Commercial Banking reported net income of $466 million, up $176 million, or 61%. The current year included a $197 million pre-tax loss on the credit derivatives hedge portfolio and a $95 million pre-tax reduction in the allowance for credit losses. Excluding the impact of the credit derivatives hedge portfolio and the allowance for credit losses release, net income was $531 million, an increase of $241 million. This improvement was primarily driven by improved credit quality and strength in capital markets, partially offset by the impact of declining loan volumes and deposit margin compression.

        Net interest income was $1.1 billion, down $110 million, or 9%, reflecting a 15% reduction in average loan volume and compressed deposit spreads due to falling interest rates, partially offset by improved loan spreads.

        Noninterest income (excluding the impact of the credit derivatives hedge portfolio) was $990 million, an increase of $165 million, or 20%, from the first half of 2002. This increase was primarily driven by higher revenue from a number of capital markets activities, gains on loan sales in the current year compared to losses in the prior year, gains in tax-oriented investments and increased revenue from global treasury services.

        Ongoing expense management efforts held noninterest expense fairly flat at $1.2 billion, despite higher compensation related expenses.

        Credit quality improved significantly from 2002, as demonstrated by a $322 million, or 58%, reduction in net charge-offs. The provision for credit losses was $138 million in 2003, and included a $95 million reduction in the allowance for credit losses.

Card Services
Card Services offers customers co-brand, affinity and other credit cards, including leading corporations, financial institutions, universities, sports franchises and affinity organizations. All of these cards carry the respective VISA® or MasterCard® brand names.

        With more than 52 million cards in circulation, Card Services is the third-largest credit card provider in the United States and the largest VISA credit card issuer in the world. Card Services is also a leader in online card marketing and customer service, with more than 4.2 million registered users of its website.

Reported Basis

	Three Months Ended June 30				Six Months Ended June 30
			Change				Change
(Dollars in millions)	2003	2002	Amount	Percent	2003	2002	Amount	Percent
INCOME STATEMENT DATA:
Net interest income-FTE (3) (20) (21)	$332	$268	$64	24%	$641	$519	$122	24%
Banking fees and commissions (4)	9	17	(8)	(47)	20	42	(22)	(52)
Credit card revenue (5) (20)	825	891	(66)	(7)	1,599	1,744	(145)	(8)
Other income	34	28	6	21	30	10	20	N/M

Total noninterest income	868	936	(68)	(7)	1,649	1,796	(147)	(8)

Total revenue, net of interest expense	1,200	1,204	(4)	-	2,290	2,315	(25)	(1)
Provision for credit losses	182	118	64	54	343	215	128	60
Salaries and employee benefits	156	142	14	10	309	288	21	7
Other expense	408	462	(54)	(12)	782	937	(155)	(17)

Total noninterest expense before
restructuring-related charges (reversals)	564	604	(40)	(7)	1,091	1,225	(134)	(11)
Restructuring-related charges (reversals)	-	(19)	19	N/M	-	(19)	19	N/M

Total noninterest expense	564	585	(21)	(4)	1,091	1,206	(115)	(10)

Income before income taxes	454	501	(47)	(9)	856	894	(38)	(4)
Applicable income taxes	175	193	(18)	(9)	329	347	(18)	(5)

Net income (22)	$279	$308	$(29)	(9)	$527	$547	$(20)	(4)

Memo-Net securitization gains
(amortization)	$17	$(13)	$30	N/M	18	$(44)	$62	N/M

FINANCIAL PERFORMANCE:
Return on average common equity	18%	19%	(1)%		17%	17%	0%
Efficiency ratio	47	49	(2)		48	52	(4)
Headcount	10,751	10,298	453	4%

ENDING BALANCES:
Owned loans:
Held in portfolio	$6,308	$5,115	$1,193	23%
Held for sale (23)	7,782	4,000	3,782	95

Total owned loans	14,090	9,115	4,975	55
Seller's interest and accrued interest receivable	24,414	21,897	2,517	11

Total receivables	38,504	31,012	7,492	24
Assets	43,597	34,002	9,595	28
Equity	6,361	6,361	-	-

AVERAGE BALANCES:
Owned loans:
Held in portfolio	$7,085	$5,393	$1,692	31%	$7,435	$5,186	$2,249	43%
Held for sale (23)	7,005	3,066	3,939	N/M	5,796	2,654	3,142	N/M

Total owned loans	14,090	8,459	5,631	67	13,231	7,840	5,391	69
Seller's interest and accrued interest receivable	23,281	21,916	1,365	6	24,861	22,216	2,645	12

Total receivables	37,371	30,375	6,996	23	38,092	30,056	8,036	27
Assets	42,886	34,467	8,419	24	43,529	34,610	8,919	26
Equity	6,361	6,361	-	-	6,361	6,361	-	-

Card Services – continued

	Three Months Ended June 30				Six Months Ended June 30
			Change				Change
(Dollars in millions)	2003	2002	Amount	Percent	2003	2002	Amount	Percent
CREDIT QUALITY:
Net charge-offs	$182	$118	$64	54%	$343	$215	$128	60%
Annualized net charge-off ratio	5.17%	5.58%	(0.41)%		5.18%	5.48%	(0.30)%
Delinquency ratio:
30+ days	3.22	2.72	0.50
90+ days	1.49	1.23	0.26
Allowance for credit losses	$396	$396	-	-
Allowance to period end loans held in portfolio	6.28%	7.74%	(1.46)%

OTHER DATA:
Charge volume (in billions)	$40.5	$38.4	$2.1	5%	$78.8	$72.4	$6.4	9%
New accounts opened (in thousands) (24)	1,823	983	840	85	2,798	1,924	874	45
Credit cards issued (in thousands)	52,073	48,788	3,285	7
Number of CardmemberServices.com
customers (in millions)	4.2	2.6	1.6	62
Paymentech (in millions):
Bank card volume	$37,258	$30,076	$7,182	24	$71,702	$58,037	$13,665	24
Total transactions	1,342	1,016	326	32	2,560	1,956	604	31

Quarterly Results – Reported

Card Services’ net income decreased 6% to $279 million (excluding the $12 million after-tax benefit from a restructuring charge reversal in the prior year), primarily resulting from the continued competitive pricing environment.

        Total revenue, net of interest expense remained flat at $1.2 billion. Net interest income increased 24% to $332 million, reflecting higher owned loan balances, partially offset by the impact of lower, more competitive yields. Average owned loan balances were $14.1 billion, an increase of $5.6 billion, or 67%, due to a lower percentage of securitized loans to managed loans in the current period. End of period owned loans increased $5.0 billion, or 55%, from the prior year.

        Noninterest income declined 7% to $868 million, primarily driven by lower yields earned on securitized loans partially offset by increased securitization activity and higher charge volume. Noninterest income in both the current and prior year included modest gains from the sale of small portfolios.

        Paymentech Inc., the Corporation’s merchant card processor, reported an increase in total revenue of 19% to $149 million, resulting from a 32% increase in total transactions and a 24% increase in bank card volume, driven primarily by the purchase of the Scotia Bank merchant acquirer business in the fourth quarter of 2002.

        Noninterest expense was $564 million, a decline of 7% (excluding the $19 million pre-tax benefit from a restructuring charge reversal in the prior year), due to reduced marketing expenses. The Corporation reduced direct mail marketing expense but increased spending for existing customers.

        Reported net charge-offs were $182 million, an increase of $64 million, or 54%. The reported net charge-off ratio was 5.17%, down from 5.58%. The reported 30-day delinquency ratio increased to 3.22% from 2.72% in the prior year.

        The Corporation believes that it is more meaningful to discuss credit performance on a managed basis since the on-balance sheet portfolio has a greater percentage of new originations and, therefore, is less seasoned. See the Managed Basis section below for this information.

Year-to-Date Results – Reported

Card Services’ year-to-date net income decreased 2% to $527 million (excluding the $12 million after-tax benefit from a restructuring charge reversal in the prior year), primarily resulting from the continued competitive pricing environment partially offset by reduced marketing expenses and expense management.

        Total revenue, net of interest expense decreased 1% to $2.3 billion. Net interest income increased 24% to $641 million, reflecting higher owned loan balances, partially offset by the impact of lower, more competitive yields. Average owned loan balances were $13.2 billion, an increase of $5.4 billion, or 69%, due to a lower percentage of securitized loans to managed loans in the current period.

Card Services – continued

        Noninterest income declined 8% to $1.6 billion, primarily driven by lower yields earned on securitized loans and lower securitized loan balances partially offset by increased securitization activity and higher charge volume. Noninterest income in both the current and prior year included modest gains from the sale of small portfolios.

        Paymentech Inc., the Corporation’s merchant card processor, reported an increase in total revenue of 16% to $283 million, resulting from a 31% increase in total transactions and a 24% increase in bank card volume, driven primarily by the purchase of the Scotia Bank merchant acquirer business in the fourth quarter of 2002.

        Noninterest expense was $1.1 billion, a decline of 11% (excluding the $19 million pre-tax benefit from a restructuring charge reversal in the prior year), due to reduced marketing expenses and operational efficiencies.

        Reported net charge-offs were $343 million, an increase of $128 million, or 60%. The reported net charge-off ratio was 5.18%, down from 5.48%.

        The Corporation believes that it is more meaningful to discuss credit performance on a managed basis since the on-balance sheet portfolio has a greater percentage of new originations and, therefore, is less seasoned. See the Managed Basis section below for this information.

Managed Basis

Through securitization, the Corporation transforms a substantial portion of its credit card receivables into securities, which are sold to investors. Securitization impacts the Corporation’s consolidated balance sheet by removing those credit card receivables that have been sold and by reclassifying those credit card receivables whose ownership has been transformed into certificate form (referred to as “seller’s interest”) from loans to investments. Gain or loss on the sale of credit card receivables, net of amortization of transaction costs and amortization from securitization repayments, is reported as securitization income in other income. Securitization also impacts the Corporation’s consolidated income statement by reclassifying interest income and fees, interchange income, credit losses and recoveries related to securitized receivables as securitization income. Credit card interest income and fees, interchange income, credit losses and recoveries related to credit card receivables that have been converted to certificate form are reclassified as investment income in net interest income.

        The Corporation evaluates its Card Services line of business trends on a managed basis, which treats the securitization as a secured financing transaction and assumes that receivables are still on the balance sheet. The Corporation manages its Card Services operations on a managed basis because the receivables that are securitized are subject to underwriting standards comparable to the owned portfolio and are serviced by operating personnel without regard to ownership. The Corporation believes that investors should be informed, and often request information, about the credit performance of the entire managed portfolio in order to understand the quality of the Card Services originations and the related credit risks inherent in the owned portfolio and retained interests in securitizations. In addition, the Corporation funds its Card Services operations, reviews operating results and makes decisions about allocating resources, such as employees and capital, on a managed basis. See “Loan Securitizations” on page 41 and Note 9, “Credit Card Securitizations,” on pages 94-95 of the Corporation’s 2002 Annual Report for additional information related to the Corporation’s securitization activity.

Card Services – continued

        The following table presents Card Services information on a managed basis.

	Three Months Ended June 30				Six Months Ended June 30
			Change				Change
(Dollars in millions)	2003	2002	Amount	Percent	2003	2002	Amount	Percent
INCOME STATEMENT DATA:
Net interest income-FTE (3) (20) (21)	$1,488	$1,526	$(38)	(2)%	$2,965	$3,081	$(116)	$(4)

Banking fees and commissions (4)	9	17	(8)	(47)	20	42	(22)	(52)
Credit card revenue (5)	438	441	(3)	(1)	854	836	18	2
Other loss	34	28	6	21	30	10	20	N/M

Total noninterest income (21)	481	486	(5)	(1)	904	888	16	2

Total revenue, net of interest expense	1,969	2,012	(43)	(2)	3,869	3,969	(100)	(3)

Provision for credit losses (21)	951	926	25	3	1,922	1,869	53	3

Salaries and employee benefits	156	142	14	10	309	288	21	7
Other expense	408	462	(54)	(12)	782	937	(155)	(17)

Total noninterest expense before
restructuring-related charges (reversals)	564	604	(40)	(7)	1,091	1,225	(134)	(11)
Restructuring-related charges (reversals)	-	(19)	19	N/M	-	(19)	19	N/M

Total noninterest expense	564	585	(21)	(4)	1,091	1,206	(115)	(10)

Income before income taxes	454	501	(47)	(9)	856	894	(38)	(4)
Applicable income taxes	175	193	(18)	(9)	329	347	(18)	(5)

Net income (22)	$279	$308	$(29)	(9)%	$527	$547	$(20)	(4)%

Memo-Net securitization gains
(amortization)	$17	$(13)	$30	N/M	$18	$(44)	$62	N/M

FINANCIAL PERFORMANCE:
Percentage of average outstandings:
Net interest income - FTE	8.17%	9.29%	(1.12)%		8.17%	9.40%	(1.23)%
Provision for credit losses	5.22	5.64	(0.42)		5.29	5.70	(0.41)
Noninterest income	2.64	2.96	(0.32)		2.49	2.71	(0.22)
Risk adjusted margin	5.59	6.61	(1.02)		5.37	6.41	(1.04)
Noninterest expense	3.10	3.56	(0.46)		3.01	3.68	(0.67)
Pretax income - FTE	2.49	3.05	(0.56)		2.36	2.73	(0.37)
Net income	1.53	1.87	(0.34)		1.45	1.67	(0.22)

Return on average common equity	18	19	(1)		17	17	-
Efficiency ratio	29	29	-		28	31	(3)
Headcount	10,751	10,298	453	4%

ENDING BALANCES:
Held in portfolio	$6,308	$5,115	$1,193	23%
Held for sale (23)	7,782	4,000	3,782	95
Securitized	35,832	35,797	35	-
Seller's interest and accrued interest receivable	24,414	21,897	2,517	11

Total loans	74,336	66,809	7,527	11

Assets	79,429	69,799	9,630	14
Equity	6,361	6,361	-	-

AVERAGE BALANCES:
Held in portfolio	$7,085	$5,393	$1,692	31%	$7,435	$5,186	$2,249	43%
Held for sale (23)	7,005	3,066	3,939	N/M	5,796	2,654	3,142	N/M
Securitized	35,664	35,555	109	-	35,116	36,070	(954)	(3)
Seller's interest and accrued interest receivable	23,281	21,916	1,365	6	24,861	22,216	2,645	12

Total loans	73,035	65,930	7,105	11	73,208	66,126	7,082	11

Assets	78,550	70,022	8,528	12	78,645	70,679	7,966	11
Equity	6,361	6,361	-	-	6,361	6,361	-	-

Card Services – continued

	Three Months Ended June 30				Six Months Ended June 30
			Change				Change
(Dollars in millions)	2003	2002	Amount	Percent	2003	2002	Amount	Percent
CREDIT QUALITY:
Net charge-offs	$951	$926	$25	3%	$1,922	$1,869	$53	3%

Annualized net charge-off ratio	5.21%	5.62%	(0.41)%		5.25%	5.66%	(0.41)%
12 month lagged (25)	5.77	5.86	(0.09)		5.81	5.81	-

Delinquency ratio:
30+ days	3.95	3.83	0.12
90+ days	1.85	1.72	0.13

Allowance for credit losses	$396	$396	-	-

Allowance to period end loans held in portfolio	6.28%	7.74%	(1.46)%

OTHER DATA:
Charge volume (in billions)	$40.5	$38.4	$2.1	5%	$78.8	$72.4	$6.4	9%
New accounts opened (in thousands) (24)	1,823	983	840	85	2,798	1,924	874	45
Credit cards issued (in thousands)	52,073	48,788	3,285	7
Number of CardmemberServices.com
customers (in millions)	4.2	2.6	1.6	62
Paymentech (in millions):
Bank card volume	$37,258	$30,076	$7,182	24%	$71,702	$58,037	$13,665	24%
Total transactions	1,342	1,016	326	32	2,560	1,956	604	31

            For additional footnote detail see pages 8 and 11.

(20)	Net interest income-FTE did not have tax equivalent adjustments for the three and six months ended June 30, 2003 and 2002, respectively.
(21)	On a reported basis, income earned on securitized loans is reported in credit card revenue and income earned on seller’s interest is reported in net interest income. On a managed basis, net interest income, noninterest income and provision for credit losses are reported in their respective income statement lines.
(22)	Net income before restructuring-related reversals, net of $7 million tax, was $296 million and $535 million for the three and six months ended June 30, 2002, respectively.
(23)	On a reported basis, these amounts are not included in allowance for credit losses coverage statistics.
(24)	Net accounts opened includes originations, purchases and sales.
(25)	2002 ratio includes Wachovia net charge-offs but excludes Wachovia loans.

Quarterly Results – Managed

Card Services’ net income decreased 6% to $279 million (excluding the $12 million after-tax benefit from a restructuring charge reversal in the prior year), primarily resulting from the continued competitive pricing environment.

        Total revenue, net of interest expense decreased 2% to $2.0 billion. Net interest income declined 2% to $1.5 billion, reflecting lower, more competitive yields, partially offset by the effect of higher managed loan balances. Average managed loans were $73.0 billion, an increase of $7.1 billion, or 11%. End of period loans increased $7.5 billion, or 11%, from the prior year.

        Noninterest income of $481 million was essentially flat. The benefit of increased securitization activity and interchange revenue due to higher charge volume was offset by higher revenue sharing paid to partners (a deduction from revenue). Noninterest income in both the current and prior year included modest gains from the sale of small portfolios.

        Paymentech Inc., the Corporation’s merchant card processor, reported an increase in total revenue of 19% to $149 million, resulting from a 32% increase in total transactions and a 24% increase in bank card volume, driven primarily by the purchase of the Scotia Bank merchant acquirer business in the fourth quarter of 2002.

        Noninterest expense was $564 million, a decline of 7% (excluding the $19 million pre-tax benefit from a restructuring charge reversal in the prior year), due to reduced marketing expenses. The Corporation reduced direct mail marketing expense but increased spending for existing customers.

        Managed net charge-offs increased $25 million, or 3%, to $951 million primarily driven by higher managed loan balances. The managed net charge-off ratio improved to 5.21% from 5.62%, aided in part by slightly higher than normal recoveries. The managed 30-day delinquency ratio, however, increased to 3.95% from 3.83% in the prior year.

Card Services – continued

Year-To-Date Results – Managed

Card Services’ year-to-date net income decreased 2% to $527 million (excluding the $12 million after-tax benefit from a restructuring charge reversal in the prior year), primarily resulting from the continued competitive pricing environment partially offset by reduced marketing expenses and expense management.

        Total revenue, net of interest expense decreased 3% to $3.9 billion. Net interest income decreased 4% to $3.0 billion, reflecting lower, more competitive yields partially offset by the effect of higher managed loan balances. Average managed loan balances were $73.2 billion, an increase of $7.1 billion, or 11%.

        Noninterest income increased 2% to $904 million, primarily driven by increased securitization activity and interchange revenue due to higher charge volume partially offset by higher revenue sharing paid to partners (a deduction from revenue). Noninterest income in both the current and prior year included modest gains from the sale of small portfolios.

        Paymentech Inc., the Corporation’s merchant card processor, reported an increase in total revenue of 16% to $283 million, resulting from a 31% increase in total transactions and a 24% increase in bank card volume, driven primarily by the purchase of the Scotia Bank merchant acquirer business in the fourth quarter of 2002.

        Noninterest expense was $1.1 billion, a decline of 11% (excluding the $19 million pre-tax benefit from a restructuring charge reversal in the prior year), due to reduced marketing expenses and operational efficiencies.

        Managed net charge-offs were $1.9 billion, an increase of $53 million, or 3%, primarily driven by higher managed loan balances partially offset by slightly higher than normal recoveries. The managed net charge-off ratio was 5.25%, down from 5.66%.

Card Services – continued

        The following table reconciles line items presented on a reported basis with those presented on a managed basis:

	Three Months Ended June 30		Six Months Ended June 30
(in millions):	2003	2002	2003	2002
INCOME STATEMENT DATA:
Net interest income - FTE (3) (21)
Reported data for the period	$ 332	$ 268	$ 641	$ 519
Securitization adjustments	1,156	1,258	2,324	2,562

Managed net interest income	1,488	1,526	2,965	3,081

Credit card revenue:
Reported data for the period	$ 825	$ 891	$ 1,599	$ 1,744
Securitization adjustments	(387)	(450)	(745)	(908)

Managed credit card revenue	438	441	854	836

Noninterest income:
Reported data for the period	$ 868	$ 936	$ 1,649	$ 1,796
Securitization adjustments	(387)	(450)	(745)	(908)

Managed noninterest income	481	486	904	888

Total revenue, net of interest expense:
Reported data for the period	$ 1,200	$ 1,204	$ 2,290	$ 2,315
Securitization adjustments	769	808	1,579	1,654

Managed total revenue, net of interest expense	1,969	2,012	3,869	3,969

Provision for credit losses
Reported data for the period	$ 182	$ 118	$ 343	$ 215
Securitization adjustments	769	808	1,579	1,654

Managed provision for credit losses	951	926	1,922	1,869

ENDING BALANCES:
Owned loans:
Held in portfolio	$ 6,308	$ 5,115
Held for sale (23)	7,782	4,000

Total owned loans	14,090	9,115
Seller's interest and accrued interest receivable	24,414	21,897

Total receivables	38,504	31,012
Securitized loans	35,832	35,797

Total managed loans	74,336	66,809

Assets:
Reported	$ 43,597	$ 34,002
Securitization adjustments	35,832	35,797

Managed assets	79,429	69,799

AVERAGE BALANCES:
Owned loans:
Held in portfolio	$ 7,085	$ 5,393	$ 7,435	$ 5,186
Held for sale (23)	7,005	3,066	5,796	2,654

Total owned loans	14,090	8,459	13,231	7,840
Seller's interest and accrued interest receivable	23,281	21,916	24,861	22,216

Total receivables	37,371	30,375	38,092	30,056
Securitized loans	35,664	35,555	35,116	36,070

Total managed loans	73,035	65,930	73,208	66,126

Total assets:
Reported	$ 42,886	$ 34,467	$ 43,529	$ 34,610
Securitization adjustments	35,664	35,555	35,116	36,069

Managed assets	78,550	70,022	78,645	70,679

CREDIT QUALITY:
Net charge-offs
Reported	$ 182	$ 118	$ 343	$ 215
Securitization adjustments	769	808	1,579	1,654

Managed net charge-offs	951	926	1,922	1,869

Investment Management
The Investment Management Group (IMG) provides investment, insurance, trust and private banking services to individuals. IMG also provides investment and investment-related services, including retirement and custody services, securities lending and corporate trust services to institutions. On July 24, 2003, the Corporation announced an agreement to sell the Corporate Trust Services business, part of the Investment Management line of business. The sale price is $720 million, of which approximately 10% is contingent upon business retention. The sale includes corporate, municipal, structured finance and escrow businesses as well as the document custody and London corporate trust operations. The closing of the transaction, pending regulatory approvals, is expected to occur later this year.

	Three Months Ended June 30				Six Months Ended June 30
			Change				Change
(Dollars in millions)	2003	2002	Amount	Percent	2003	2002	Amount	Percent
INCOME STATEMENT DATA:
Net interest income-FTE (3) (26)	$100	$105	$(5)	(5)%	$198	$219	$(21)	(10)%

Banking fees and commissions (4)	70	71	(1)	(1)	136	131	5	4
Service charges on deposits (6)	5	4	1	25	10	9	1	11
Fiduciary and investment
management fees	179	184	(5)	(3)	356	372	(16)	(4)
Other income	2	8	(6)	(75)	2	9	(7)	(78)

Total noninterest income	256	267	(11)	(4)	504	521	(17)	(3)

Total revenue, net of interest expense	356	372	(16)	(4)	702	740	(38)	(5)

Provision for credit losses	6	-	6	-	8	5	3	60

Salaries and employee benefits	120	111	9	8	237	227	10	4
Other expense	95	99	(4)	(4)	194	186	8	4

Total noninterest expense before
restructuring-related charges (reversals)	215	210	5	2	431	413	18	4
Restructuring-related charges (reversals)	-	(1)	1	N/M	-	(1)	1	N/M

Total noninterest expense	215	209	6	3	431	412	19	5

Income before income taxes	135	163	(28)	(17)	263	323	(60)	(19)
Applicable income taxes	50	60	(10)	(17)	98	119	(21)	(18)

Net income (27)	$85	$103	$(18)	(17)%	$165	$204	$(39)	(19)%

Memo-Consolidated gross insurance related revenues (28)	$118	$116	$2	2%	$235	$239	$(4)	(2)%

FINANCIAL PERFORMANCE:
Return on average common equity	34%	41%	(7)%		34	41%	(7)%
Efficiency ratio	60	56	4		61	56	5
Headcount	4,605	4,924	(319)	(6)%	4,605	4,924	(319)	(6)%

ENDING BALANCES:
Loans	$6,842	$7,088	$(246)	(3)%
Commercial	3,277	3,378	(101)	(3)
Consumer	3,565	3,710	(145)	(4)

Assets	8,504	8,475	29	-

Demand deposits	3,015	2,398	617	26
Savings	5,143	3,887	1,256	32
Time	3,726	3,279	447	14
Foreign offices	256	282	(26)	(9)

Total deposits	12,140	9,846	2,294	23

Equity	992	992	-	-

AVERAGE BALANCES:
Loans	$6,605	$6,997	$(392)	(6)%	$6,680	$6,990	$(310)	(4)%
Commercial	3,049	3,294	(245)	(7)	3,099	3,294	(195)	(6)
Consumer	3,556	3,703	(147)	(4)	3,581	3,696	(115)	(3)

Assets	8,360	8,458	(98)	(1)	8,400	8,380	20	-

Demand deposits	2,199	2,003	196	10	2,127	2,035	92	5
Savings	5,122	4,044	1,078	27	5,010	3,897	1,113	29
Time	3,575	3,298	277	8	3,536	3,295	241	7
Foreign offices	184	222	(38)	(17)	171	208	(37)	(18)

Total deposits	11,080	9,567	1,513	16	10,844	9,435	1,409	15

Equity	992	992	-	-	992	992	-	-

Investment Management – continued

	Three Months Ended June 30				Six Months Ended June 30
			Change				Change
(Dollars in millions)	2003	2002	Amount	Percent	2003	2002	Amount	Percent
CREDIT QUALITY:
Net charge-offs:
Commercial	$4	$(1)	$5	N/M	$5	$1	$4	N/M
Consumer	2	1	1	N/M	3	4	(1)	(25)

Total net charge-offs	6	-	6	-	8	5	3	60

Annualized net charge-off ratios:
Commercial	0.52%	(0.12)%	0.64%		0.32%	0.06%	0.26%
Consumer	0.22	0.11	0.11		0.17	0.22	(0.05)
Total net charge-off ratio	0.36	-	0.36		0.24	0.14	0.10

Nonperforming assets:
Commercial	$67	$33	$34	N/M
Consumer	13	5	8	N/M

Total nonperforming loans	80	38	42	N/M
Other, including OREO	2	1	1	N/M

Total nonperforming assets	82	39	43	N/M

Allowance for credit losses	40	25	15	60
Allowance to period end loans	0.58%	0.35%	0.23%
Allowance to nonperforming loans	50	66	(16)
Nonperforming assets to related assets (11)	1.20	0.55	0.65

ASSETS UNDER MANAGEMENT
ENDING BALANCES:
Mutual funds	$102,494	$90,220	$12,274	14%
Other	68,395	55,767	12,628	23

Total assets	170,889	145,987	24,902	17

By type:
Money market	78,457	62,763	15,694	25
Equity	40,584	42,165	(1,581)	(4)
Fixed income	51,848	41,059	10,789	26

Total assets	170,889	145,987	24,902	17

By channel:
Private client services	43,236	46,414	(3,178)	(7)
Retail brokerage	7,924	7,184	740	10
Institutional	88,087	63,420	24,667	39
Commercial cash sweep	7,949	9,199	(1,250)	(14)
Capital markets	3,049	3,736	(687)	(18)
External (29)	11,601	7,492	4,109	55
All other direct (30)	9,043	8,542	501	6

Total assets	170,889	145,987	24,902	17

Morningstar® Rankings:
% of 4 and 5 ranked funds	53%	51%	2%
% of 3+ ranked funds	91	91	-

CORPORATE TRUST SECURITIES
ENDING BALANCES (in billions):
Corporate trust securities
under administration	$1,013	$998	$15	2%

PRIVATE CLIENT SERVICES:
Number of private client advisors	634	668	(34)	(5)%
Number of private client offices	89	97	(8)	(8)

Total client assets-end of
period (31)	$64,270	$66,362	$(2,092)	(3)

Ending balances
Loans	6,483	6,955	(472)	(7)
Deposits	10,071	8,226	1,845	22

Average balances
Loans	6,543	6,931	(388)	(6)	$6,629	$6,921	$(292)	(4)%
Deposits	9,752	8,361	1,391	17	9,549	8,181	1,368	17

             For additional footnote detail see pages 8, 11 and 17.

(26)	Net interest income-FTE did not have material tax equivalent adjustments for the three or six months ended June 30, 2003 and 2002.
(27)	Net income before restructuring-related reversals was $102 million and $203 million for the three and six months ended June 30, 2002, respectively.
(28)	Includes insurance related revenues recorded in other lines of business.
(29)	Includes broker/dealers, trust companies, and registered investment advisors that sell, or offer, One Group funds.
(30)	One Group funds invested in other One Group funds and other mutual funds sub-advised.
(31)	Fiduciary, brokerage and other related assets (managed and non-managed).

Investment Management – continued

Quarterly Results

Investment Management net income totaled $85 million, a decline of $18 million, or 17%, reflecting a shift in mix of assets under management, deposit spread compression and higher operating costs.

        Assets under management increased $24.9 billion, or 17%, to $170.9 billion, reflecting strong money market and fixed income asset growth. Assets under management through the institutional and external channels increased $28.8 billion, or 41%, partially offset by a decline in Private Client Services’ assets under management of $3.2 billion, or 7%. One Group mutual funds assets increased 14% to $102.5 billion.

        Net interest income decreased 5% to $100 million. Deposit spread compression offset the continued strong average deposit growth of $1.5 billion, or 16%.

        Noninterest income declined 4% to $256 million. Despite positive overall net fund inflows, noninterest income was negatively impacted by the continued shift in assets under management from equities to money market and fixed income. Net outflows in Private Client Services and weak equity markets contributed to the shift in asset mix.

        Noninterest expense increased 3% to $215 million, reflecting higher compensation expense. Salaries and benefits increased despite an overall decline in headcount, due to higher benefit costs and a change in the skill mix of the employee base.

        The provision for credit losses was $6 million, up $6 million from a year ago, reflecting deterioration in credit quality of certain large loans and the absence of recoveries that occurred in the second quarter 2002.

Year-to-Date Results

Investment Management reported year-to-date net income of $165 million, down $39 million, or 19%, driven by lower revenue, higher provision for credit losses, and increased operating expenses.

        Year-to-date total revenue, net of interest expense decreased $38 million, or 5%, to $702 million, primarily due to deposit spread compression, and a shift in asset mix from equities to money market and fixed income.

        Non-interest expense was $431 million, an increase of $19 million, or 5%, reflecting higher operating costs, and higher salary-related costs due to a change in the skill mix of the employee base.

        The provision for credit losses was $8 million, an increase of $3 million, or 60%, reflecting deterioration in credit quality of certain large loans, and the absence of recoveries which occurred in the second quarter of 2002.

Corporate
Corporate includes treasury activities, investment portfolios, non-core portfolios transferred from the Retail line of business, other unallocated corporate expenses, and any gains or losses from corporate transactions. Information related to the non-core portfolios is included in the table below. See page 26 for financial information for the non-core portfolios on a stand-alone basis.

	Three Months Ended June 30				Six Months Ended June 30
			Change				Change
(Dollars in millions)	2003	2002 (1)	Amount	Percent	2003	2002 (1)	Amount	Percent
INCOME STATEMENT DATA:
Net interest income (expense)-FTE (3) (32) (33)	$(63)	$59	$(122)	N/M	$(132)	$181	$(313)	N/M
Banking fees and commissions (4)	(30)	(6)	(24)	N/M	(47)	(13)	(34)	N/M
Credit card revenue (5)	-	2	(2)	N/M	1	1	-	-
Service charges on deposits (6)	(2)	3	(5)	N/M	(3)	6	(9)	N/M
Fiduciary and investment management fees	8	4	4	N/M	16	6	10	N/M
Investment securities gains	154	97	57	59	223	79	144	N/M
Trading (losses)	(1)	(7)	6	86	(14)	(16)	2	13
Other income	37	43	(6)	(14)	70	97	(27)	(28)

Total noninterest income (34)	166	136	30	22	246	160	86	54

Total revenue, net of interest expense	103	195	(92)	(47)	114	341	(227)	(67)

Provision for credit losses	155	108	47	44	244	251	(7)	(3)

Salaries and employee benefits	246	208	38	18	496	399	97	24
Other expense	(42)	77	(119)	N/M	(125)	26	(151)	N/M

Total noninterest expense before
restructuring-related charges (reversals)	204	285	(81)	(28)	371	425	(54)	(13)
Restructuring-related charges (reversals)	-	(21)	21	N/M	-	(21)	21	N/M

Total noninterest expense (35)	204	264	(60)	(23)	371	404	(33)	(8)

Loss before income tax benefit	(256)	(177)	(79)	(45)	(501)	(314)	(187)	(60)
Applicable income tax benefit	(126)	(91)	(35)	(38)	(249)	(168)	(81)	(48)

Net loss (36)	$(130)	$(86)	$(44)	(51)%	$(252)	$(146)	$(106)	(73)%

FINANCIAL PERFORMANCE:
Headcount	14,762	14,290	472	3%

ENDING BALANCES:
Non-core portfolios	$11,991	$18,483	$(6,492)	(35)%
Other loans	180	459	(279)	(61)

Total loans (37)	12,171	18,942	(6,771)	(36)

Assets	82,236	82,110	126	-
Memo-
Treasury investments (38)	45,258	38,381	6,877	18
Principal investments (39)	2,602	2,437	165	7

Deposits	11,439	14,827	(3,388)	(23)

Equity	2,721	2,071	650	31

AVERAGE BALANCES:
Non-core portfolios	$12,758	$19,294	$(6,536)	(34)%	$13,600	$20,093	$(6,493)	(32)%
Other loans	243	467	(224)	(48)	265	484	(219)	(45)

Loans	13,001	19,761	(6,760)	(34)	13,865	20,577	(6,712)	(33)

Assets	70,441	67,456	2,985	4	70,539	68,766	1,773	3

Deposits	11,837	14,287	(2,450)	(17)	12,388	15,035	(2,647)	(18)

Equity	2,926	2,098	828	39	3,005	1,736	1,269	73

Corporate – continued

	Three Months Ended June 30				Six Months Ended June 30
			Change				Change
(Dollars in millions)	2003	2002 (1)	Amount	Percent	2003	2002 (1)	Amount	Percent
CREDIT QUALITY:
Net Charge-offs:
Non-core portfolios	$83	$108	$(25)	(23)%	$185	$237	$(52)	(22)%
Other loans	-	-	-	-	-	15	(15)	N/M

Total loans	83	108	(25)	(23)	185	252	(67)	(27)

Non-core portfolios net charge-off ratio	2.60%	2.24%	0.36%		2.72%	2.36%	0.36%

Nonperforming assets:
Non-core portfolios	$712	$803	$(91)	(11)%
Other loans	7	42	(35)	(83)

Total loans	719	845	(126)	(15)
Other including OREO	3	5	(2)	(40)

Total nonperforming assets (40)	722	850	(128)	(15)

Allowance for credit losses	398	345	53	15
Allowance to period end loans (37)	3.27%	1.82%	1.45%
Allowance to nonperforming loans (40)	56	41	15
Nonperforming assets to related assets	5.93	4.49	1.44

             For additional footnote detail see pages 8, 11, 17 and 21.

(32)	Net interest income (expense)-FTE includes tax equivalent adjustments of $9 million and $8 million for the three months ended June 30, 2003 and 2002, respectively. For the six months ended June 30, 2003 and 2002, tax equivalent adjustments were $17 million.
(33)	Net interest income (expense)-FTE primarily includes treasury results and interest spread on investment related activities.
(34)	Noninterest income primarily includes the gains and losses from investment activities and other corporate transactions.
(35)	Noninterest expense primarily includes corporate expenses not allocated to the lines of business.
(36)	Net loss before merger and restructuring-related reversals, net of $8 million tax, was $99 million and $159 million for the three and six months ended June 30, 2002, respectively.
(37)	Loans include loans held for sale of $18 million and $26 million at June 30, 2003 and 2002, respectively. These amounts are not included in allowance for credit losses coverage statistics.
(38)	Treasury investments may include U.S. government and agency debt securities, mortgage and other asset-backed securities and other fixed income investments.
(39)	Principal investments include primarily private equity investments and venture capital fund investments.
(40)	Nonperforming loans include loans held for sale of $3 million and $1 million at June 30, 2003 and 2002, respectively. These amounts are not included in allowance for credit losses coverage statistics.

Quarterly Results

Including Non-core Portfolios

Corporate net loss totaled $130 million, compared with a net loss of $99 million (excluding the $13 million after-tax benefit from a restructuring charge reversal in the prior year).

Excluding Non-core Portfolios

Net interest expense was $166 million, an increase of $68 million over the prior year. In 2002, the Corporation extended liability duration and repositioned the treasury investment portfolio in order to position the balance sheet more defensively for rising interest rates.

        Net securities gains from treasury activities and the investment portfolios were $154 million, compared to net securities gains of $97 million. The prior year included the $261 million gain on the sale of the GE Monogram joint venture. Valuation adjustments included in each period’s net securities gains were primarily a result of changes in the value of the publicly traded equity market, the interest rate environment and economic conditions.

        Corporate expenses were $154 million, compared to $236 million (excluding the $21 million pre-tax benefit from a restructuring charge reversal in the prior year). Corporate expenses for the second quarter of 2002 include $89 million of expenses for the termination of certain vendor contracts, renegotiation of others and the bringing in-house of various network, technology and programming functions.

Corporate – continued

Non-core Portfolios

Net interest income related to the non-core portfolios was $103 million, down $54 million from the prior year, primarily due to the continued liquidation of these portfolios. Provision for credit losses was $156 million, including $85 million that was added to the allowance for credit losses. The provision for credit losses increased $48 million, primarily reflecting the change in the overall risk profile of these portfolios. The net charge-off ratio increased to 2.60% from 2.24%.

        Noninterest expense for the non-core portfolios remained relatively unchanged at $50 million.

Year-to-Date Results

Including Non-core Portfolios

Corporate net loss totaled $252 million, compared with a net loss of $159 million (excluding the $13 million after-tax benefit from a restructuring charge reversal in the prior year).

Excluding Non-core Portfolios

Net interest expense was $349 million, an increase of $208 million. In 2002, the Corporation extended liability duration and repositioned the treasury investment portfolio in order to position the balance sheet more defensively for rising interest rates.

        Net securities gains from Treasury activities and the investment portfolios were $223 million, compared to net securities gains of $79 million. The prior year included the $261 million gain on the sale of the GE Monogram joint venture. Valuation adjustments included in each period’s net securities gains were primarily a result of changes in the value of the publicly traded equity market, the interest rate environment and economic conditions.

        Corporate expenses were $274 million, compared to $323 million (excluding the $21 million pre-tax benefit from a restructuring charge reversal). Corporate expenses for the second quarter of 2002 included $89 million of expenses for the termination of certain vendor contracts, renegotiation of others and the bringing in-house of various network, technology and programming functions.

Non-core Portfolios

Net interest income related to the non-core portfolios was $217 million, down $105 million, primarily due to the continued liquidation of these portfolios. Provision for credit losses for the six-month period was $245 million, including $85 million that was added to the allowance for credit losses. The increase primarily reflects the change in the overall risk profile of these portfolios.

        Noninterest expense for the non-core portfolios was $97 million compared to $102 million, remaining relatively unchanged.

Non-core Portfolios
The following table presents financial information for the non-core portfolios which were transferred from the Retail line of business to the Corporate line of business. This information is reflected in the Corporate line of business financial information.

	Three Months Ended June 30				Six Months Ended June 30
			Change				Change
(Dollars in millions)	2003	2002 (26)	Amount	Percent	2003	2002 (26)	Amount	Percent
INCOME STATEMENT DATA:
Net interest income-FTE (3)	$103	$157	$(54)	(34)%	$217	$322	$(105)	(33)%
Noninterest income (loss)	(5)	-	(5)	-	(5)	-	(5)	-

Total revenue, net of interest expense	98	157	(59)	(38)	212	322	(110)	(34)

Provision for credit losses	156	108	48	44	245	236	9	4

Salaries and employee benefits	4	4	-	-	9	9	-	-
Other expense	46	45	1	2	88	93	(5)	(5)

Total noninterest expense	50	49	1	2	97	102	(5)	(5)

Loss before income tax benefit	(108)	-	(108)	-	(130)	(16)	(114)	N/M
Applicable income tax benefit	(39)	-	(39)	-	(47)	(5)	(42)	N/M

Net loss	$(69)	$-	$(69)	-%	$(83)	$(11)	$(72)	N/M

FINANCIAL PERFORMANCE:
Return on equity	(20)%	0%	(20)%		(12)%	(2)%	(10)%
Efficiency ratio	51	31	20		46	32	14
Headcount	107	359	(252)	(70)%

ENDING BALANCES:
Small business commercial	$39	$391	$(352)	(90)%
Home equity	9,085	12,874	(3,789)	(29)
Vehicle loans and leases	2,433	4,723	(2,290)	(48)
Other personal loans	434	495	(61)	(12)

Total Loans (1)	11,991	18,483	(6,492)	(35)

Equity	1,415	1,415	-	-

AVERAGE BALANCES:
Small business commercial	$54	$429	$(375)	(87)%	$76	$443	$(367)	(83)%
Home equity	9,575	13,330	(3,755)	(28)	10,077	13,742	(3,665)	(27)
Vehicle loans and leases	2,652	4,999	(2,347)	(47)	2,945	5,367	(2,422)	(45)
Other personal loans	477	536	(59)	(11)	502	541	(39)	(7)

Total Loans (1)	12,758	19,294	(6,536)	(34)	13,600	20,093	(6,493)	(32)
Equity	1,415	1,415	-	-	1,415	1,415	-	-

CREDIT QUALITY:
Net charge-offs
Small business commercial	$12	$5	$7	N/M	$25	$5	$20	N/M
Home equity	60	83	(23)	(28)	133	182	(49)	(27)
Vehicle loans and leases	11	15	(4)	(27)	27	45	(18)	(40)
Other personal loans	-	5	(5)	N/M	-	5	(5)	N/M

Total net charge-offs	83	108	(25)	(23)	185	237	(52)	(22)

Annualized net charge-off ratios:
Small business commercial	88.89%	4.66%	84.23%		65.79%	2.26%	63.53%
Home equity	2.51	2.49	0.02		2.26	1.98	0.28
Vehicle loans and leases	1.66	1.20	0.46		-	-	-
Other personal loans	-	3.73	(3.73)		-	1.85	(1.85)

Total net charge-offs	2.60	2.24	0.36		2.72	2.36	0.36

Nonperforming assets:
Commercial	$73	$30	$43	N/M
Consumer	639	773	(134)	(17)

Total nonperforming loans	712	803	(91)	(11)

Allowance for credit losses	395	341	54	16
Allowance to period end loans	3.30%	1.85%	1.45%
Allowance to nonperforming loans	56	43	13
Nonperforming assets to related assets	5.94	4.34	1.60

BALANCE SHEET ANALYSIS
(All comparisons are to December 31, 2002, unless otherwise specified.)

Investment securities totaled $75.2 billion compared with $67.6 billion. This increase of $7.6 billion, or 11%, was driven by an increase of $8.5 billion, or 24%, in U.S. government agencies and an increase of $2.5 billion, or 65%, in U.S. Treasuries. These increases reflected the repositioning of the treasury investment portfolio in order to position the balance sheet more defensively for rising interest rates. Partially offsetting these increases was a decrease of $4.1 billion, or 17%, in retained interests in securitized credit card receivables.

        The Corporation’s loan portfolio was $144.6 billion compared with $148.1 billion, a decrease of $3.5 billion. Commercial Banking loans totaled $57.8 billion compared to $61.9 billion, a decrease of $4.1 billion, or 7%. Commercial Banking loan volume declines reflected decreased demand for financing as well as certain customers supporting their funding through public debt issuance. The non-core portfolios included in the Corporate line of business totaled $12.2 billion, a decrease of $3.2 billion, or 21%. This decrease reflected the run off of the non-core portfolios. Partially offsetting these decreases were higher loan balances in Card Services and Retail. Card Services loans totaled $14.1 billion compared to $11.6 billion, an increase of $2.5 billion, or 22%. During the quarter, 1.8 million net credit card accounts were opened, which includes originations, acquisitions and sales. Retail loans totaled $53.7 billion compared with $52.3 billion, an increase of $1.4 billion, or 3%, due primarily to growth in home equity loans.

        Total deposits were $172 billion compared to $170 billion, an increase of $2 billion. Savings deposits totaled $95.2 billion compared to $88.9 billion, an increase of $6.3 billion, or 7%. Offsetting this increase was a decrease in time deposits of $4.5 billion, or 15%, primarily resulting from the reduced interest rate environment.

        Other liabilities increased $5 billion, to $16 billion, due to an increase in accounts payable resulting from unsettled investment securities trades made as part of the continuing repositioning of the treasury investment portfolio.

        Treasury stock increased $1.2 billion, reflecting the impact of repurchasing over 39 million shares of the Corporation’s stock under the previous $2 billion stock repurchase program. See page 45 for additional information on the stock repurchase program.

RISK MANAGEMENT

Risk is an inherent part of the Corporation’s business activity. The Corporation’s ability to properly and effectively identify, measure, monitor, and report risk in its business activities is critical to its soundness and profitability. The diversity of the Corporation’s lines of business helps reduce the impact of volatility in any particular area on its operating results as a whole.

Risk Types
There are seven major risk types identified by the Corporation:

  Credit risk is the risk to earnings or capital arising from an obligor’s failure to meet the terms of any contract with the lender or otherwise fail to perform as agreed.
  Liquidity risk is the risk of loss arising from an institution’s inability to meet its obligations when they come due without incurring unacceptable losses.
  Market risk is the risk that changes in future market rates or prices will make the Corporation’s positions less valuable.
  Operational risk is the risk of loss resulting from inadequate or failed internal processes, people or systems or from external events.
  Reputation risk is the risk to earnings or capital arising from negative public opinion. This affects the institution’s ability to establish new relationships or services, or continue servicing existing relationships.
  Strategic risk is the risk to earnings or capital arising from adverse business decisions or improper implementation of those decisions.
  Compliance risk is the risk to earnings or capital arising from violations of, or non-conformance with, laws, rules, regulations, prescribed practices, or ethical standards.

The following discussion of the Corporation’s risk management process focuses primarily on developments since December 31, 2002. The Corporation’s risk management processes for credit, liquidity, market and operational risks have not substantially changed from year-end and are described in detail in the Corporation’s 2002 Annual Report, beginning on page 56.

LIQUIDITY RISK MANAGEMENT

At June 30, 2003, the Corporation and its principal banks had the following long- and short-term debt ratings:

	Short-Term Debt			Senior Long-Term Debt
	S & P	Moody's	Fitch	S & P	Moody's	Fitch
The Corporation (parent)	A-1	P-1	F-1	A	Aa3	A+
Principal banks	A-1	P-1	F-1+	A+	Aa2	AA-

MARKET RISK MANAGEMENT

Market risk refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices, commodity prices and credit spreads in market risk sensitive instruments. Market risk arises in both trading and non-trading portfolios. The section on “Market Risk Management-Nontrading Activities” in the Corporation’s 2002 Annual Report on pages 61-62 provides an overview of our approach to managing market risks arising from non-trading portfolios. In these asset and liability management activities, policies are in place to closely manage structural interest rate risk. Disclosures about the fair value of financial instruments, which reflect changes in market prices and rates, can be found in Note 23, “Fair Value of Financial Instruments” in the Corporation’s 2002 Annual Report on pages 103-105.

Market Risk Management — Trading Activities
Through its trading activities, the Corporation strives to take advantage of profit opportunities due to changes in interest rates, exchange rates, equity prices, commodity prices and credit spreads. The Corporation’s trading activities are primarily customer-oriented. For example, cash instruments are bought and sold to satisfy customers’ investment needs. Derivative contracts are initially entered into to meet the risk management needs of customers. The Corporation enters into subsequent transactions to manage the level of risk in accordance with approved limits. In order to accommodate customers, an inventory of capital markets instruments is carried, and access to market liquidity is maintained by providing bid-offer prices to other market makers. The Corporation may also take proprietary trading positions in various capital markets cash instruments and derivatives, and these positions are designed to profit from anticipated changes in market factors. Activity is focused in OECD (Organisation for Economic Cooperation and Development) markets, with very little activity in emerging markets.

        Many trading positions are kept open for brief periods of time, often less than one day. Other positions may be held for longer periods. Trading positions are carried at estimated fair value, with realized and unrealized gains and losses included in noninterest income as trading income.

Value-At-Risk

        For trading portfolios, value-at-risk measures the maximum fair value the Corporation could be reasonably expected to lose on a trading position, given a specified confidence level and time horizon. Value-at-risk limits and exposure are monitored daily for each significant trading portfolio. Value-at-risk is not calculated for credit derivatives used to hedge specific credits in the loan portfolio. However, stress testing is regularly performed for these credit derivative positions. See discussion of credit derivatives under the “Trading Derivative Instruments” section in the Corporation’s 2002 Annual Report on page 72. Likewise, value-at-risk calculations do not include the principal investments portfolio, which is carried at fair value with realized and unrealized gains and losses primarily reported in income. However, foreign exchange exposures that arise from the principal investments portfolio are included in the value-at-risk calculations.

        The Corporation applies a statistical model to its portfolios of cash and derivative positions, including options, to calculate value-at-risk. The variance-covariance model estimates the volatility of returns on individual assets, as well as the correlation of changes of asset price pairs. These volatility and correlation estimates are made on the basis of one-year, equally-weighted historical observations of market variables. The model then computes the volatility of changes in the market values of the portfolios (i.e., the value-at-risk results) by applying each portfolio’s statistical sensitivities to the correlations.

        The Corporation’s value-at-risk calculation measures potential losses in fair value using a 99% confidence level and a one-day time horizon. This equates to 2.33 standard deviations from the mean under a normal distribution. This means that, on average, daily profits and losses are expected to exceed value-at-risk one out of every one hundred overnight trading days.

        The value-at-risk in the Corporation’s trading portfolio was as follows (excluding credit derivatives used to hedge specific credits in the loan portfolio with a net notional amount of $5.3 billion and $7.7 billion at June 30, 2003 and March 31, 2003, respectively):

		Second Quarter 2003
(In millions)	June 30, 2003	Average	High	Low	March 31, 2003
High Volume Capital Markets Trading
Portfolios and Mortgage Pipeline (1)
Risk type:
Interest rate	$9	$7	$11	$4	$6
Commodity price	-	-	-	-	-
Currency exchange rate	-	-	1	-	-
Equity	1	-	1	-	-
Diversification benefit	-	-	-	-	-

Total	10	7	11	4	6

Other Trading Portfolios
Risk type:
Interest rate	6	6	6	6	4
Currency exchange rate	4	4	4	4	N/A	*

Aggregate trading portfolio market risk	$20	$17	$21	$15	$10

(1)	Subject to backtesting.
*	Not previously captured in value-at-risk calculation.

        Interest rate risk was the predominant type of market risk to which the Corporation was exposed during the second quarter of 2003. At June 30, 2003, approximately 75% of primary market risk exposures were related to interest rate risk. Currency exchange rate and equity risks accounted for 20% and 5%, respectively, of primary market risk exposures. Commodity risk exposure was immaterial.

        At June 30, 2003, aggregate portfolio market risk exposures were 100% higher than at March 31, 2003. Sixty percent of the increase was due to increased aggregate market risk exposures in trading books that were included in the March 31, 2003 value-at-risk calculation. Forty percent of the increase was due to the inclusion of foreign exchange exposures in the principal investments portfolio that had not previously been captured in the value-at-risk calculation.

        Value-at-risk levels are regularly backtested to validate the model by comparing predictions with actual results. For the three months ended June 30, 2003, backtesting results for the high volume capital markets portfolios and the mortgage pipeline appear in the following graph:

        These backtesting results reflect only the higher-volume trading portfolios that are actively managed and marked-to-market on a daily basis (i.e., the capital markets trading portfolios and the mortgage pipeline in the consumer lending business). Based on a 99% confidence interval in predicting actual profit or loss, the Corporation would expect actual profit or loss to exceed value-at-risk one day for every one hundred days. As shown in the graph above, there were no days during the second quarter where the actual loss exceeded the calculated value-at-risk. The Corporation’s value-at-risk measure provides a conservative measure of the level of market risk.

Market Risk Management — Non-Trading Activities
Interest rate risk exposure in the Corporation’s core non-trading business activities, (i.e., asset/liability management (“ALM”) position), is a result of reprice, option, and basis risks associated with on- and off-balance sheet positions. Reprice risk represents timing mismatches in the Corporation’s ability to alter contractual rates earned on financial assets or paid on liabilities in response to changes in market interest rates. Basis risk refers to the potential for change in the underlying relationship between market rates or indices, which subsequently result in a narrowing of the spread earned on a loan or investment relative to its cost of funds. Option risk arises from “embedded options” present in many financial instruments such as interest rate options, loan prepayment options and deposit early withdrawal options. These provide customers and investors opportunities to take advantage of directional changes in rates, which could have an adverse impact on the Corporation’s margin performance. Embedded options are complex risk positions that are difficult to predict and offset, and are a significant component of the interest rate risk exposure for the Corporation.

        Based on immediate parallel shocks, the Corporation’s earnings at-risk to falling interest rates, versus base-case, was relatively unchanged in comparison to the first quarter. The measured benefit to rising rates has declined. The Corporation’s 12-month pretax earnings sensitivity profile was as follows:

	Immediate Change in Rates
(In millions)	+200 bp	+100 bp	-50 bp
June 30, 2003	$110	$142	$(234)

March 31, 2003	281	242	(227)

        The decrease in measured benefit from rising interest rates reflects management’s decision to position the balance sheet for a more prolonged period of stable rates, while maintaining a defensive bias against an increase in interest rates. The change in risk was accomplished by repositioning the investment portfolio and shortening the duration of certain wholesale liabilities. At June 30, 2003, given the current rate environment, a –100 bp interest rate change could result in negative or near zero interest rates, as a result the –100 bp change has not been included. At March 31, 2003, a –100 bp change in rates resulted in a 12-month pretax earnings sensitivity of ($450) million.

CREDIT PORTFOLIO COMPOSITION

Selected Statistical Information
The significant components of creditrisk and the related ratios for the periods indicated were as follows:

(Dollars in millions)	June 30 2003	March 31 2003	December 31 2002	September 30 2002	June 30 2002
Loans outstanding	$144,583	$144,747	$148,125	$150,389	$147,728
Average loans	144,635	146,419	150,531	148,152	149,674

Nonperforming loans (1)	3,062	3,199	3,276	3,521	3,720
Other, including other real estate owned	245	254	251	214	204

Nonperforming assets	3,307	3,453	3,527	3,735	3,924

Allowance for credit losses	4,498	4,526	4,525	4,518	4,521
Net charge-offs	489	495	622	573	607
Nonperforming assets to related assets (2)	2.28%	2.38%	2.38%	2.48%	2.65%
Allowance to period end loans	3.35	3.31	3.20	3.17	3.19
Allowance to nonperforming loans	147	142	139	132	125
Annualized net charge-offs to average loans	1.35	1.35	1.65	1.55	1.62
Allowance to annualized net charge-offs	230	229	182	197	186

(1)	Includes loans held for sale of $11 million, $22 million, $22 million, $93 million and $107 million at June 30, 2003, March 31, 2003, December 31, 2002, September 30, 2002 and June 30, 2002, respectively. These amounts are not included in allowance for credit losses coverage statistics.
(2)	Related assets consist of loans outstanding, including loans held for sale, and other real estate owned.

Loan Composition
The Corporation’s loan portfolios at the periods indicated were as follows:

	June 30, 2003		March 31, 2003		December 31, 2002		September 30, 2002		June 30, 2002
(Dollars in millions)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Retail: (1)
Small business commercial	$9,775	7%	$9,672	7%	$9,634	7%	$9,565	6%	$9,568	6%
Home equity	23,715	16	21,543	15	20,702	14	18,549	12	16,825	11
Vehicle	13,313	9	13,627	9	14,012	9	14,295	10	13,583	9
Other personal	6,902	5	7,393	5	7,956	5	8,305	6	7,733	6

Total Retail	53,705	37	52,235	36	52,304	35	50,714	34	47,709	32
Commercial Banking:
Corporate banking:
Commercial and industrial	15,309	11	16,679	12	17,866	12	17,388	12	17,912	12
Commercial real estate	8,228	6	8,414	6	8,321	6	8,557	6	8,433	6
Lease financing	4,177	3	4,250	3	4,358	3	4,693	3	4,758	3
Other	1,605	-	553	-	1,014	-	514	-	670	-

Total corporate
banking	29,319	20	29,896	21	31,559	21	31,152	21	31,773	21
Middle market:
Commercial and industrial	25,346	18	26,199	18	26,983	18	28,086	18	29,337	20
Commercial real estate	2,128	1	2,150	1	2,318	2	2,353	2	2,421	2
Lease financing	923	1	943	1	1,008	1	1,039	1	1,092	1
Other	59	-	269	-	27	-	361	-	251	-

Total middle market	28,456	20	29,561	20	30,336	21	31,839	21	33,101	23

Total Commercial
Banking	57,775	40	59,457	41	61,895	42	62,991	42	64,874	44
Card Services	14,090	10	12,387	9	11,581	8	11,924	8	9,115	6
IMG	6,842	5	6,718	5	6,946	5	7,131	5	7,088	5
Corporate (1)	12,171	8	13,950	9	15,399	10	17,629	11	18,942	13

Total loans	$144,583	100%	$144,747	100%	$148,125	100%	$150,389	100%	$147,728	100%

(1)	Prior period amounts have been reclassified for the transfer of the non-core portfolios from the Retail line of business to the Corporate line of business. See page 6 for a discussion of this transfer.

        Loans held for sale, which are classified as loans, are carried at lower of cost or fair value, totaled $10.2 billion, $7.9 billion, $6.9 billion, $7.9 billion and $5.8 billion at June 30, 2003, March 31, 2003, December 31, 2002, September 30, 2002 and June 30, 2002, respectively. At June 30, 2003, loans held for sale included Card Services loans of $7.8 billion, Retail loans of $2.1 billion and Commercial Banking loans of $327 million (of which approximately $6 million were included in nonperforming loans).

Commercial and Industrial Loans
At June 30, 2003, commercial and industrial loans totaled $40.7 billion, which represents 70% of the Commercial Banking portfolio.

        The more significant borrower industry concentrations of the Commercial Banking commercial and industrial portfolio for the periods indicated were as follows:

	June 30, 2003		March 31, 2003		December 31, 2002
(Dollars in millions)	Outstanding	Percent (1)	Outstanding	Percent (1)	Outstanding	Percent (1)
Motor vehicles and parts/auto related	$3,499	8.6%	$4,025	9.4%	$3,990	8.9%
Wholesale trade	2,955	7.3	3,499	8.2	3,558	7.9
Oil and gas	2,219	5.5	2,738	6.4	3,069	6.8
Industrial materials	1,945	4.8	2,338	5.4	2,471	5.5
Business finance and leasing	1,934	4.7	2,132	5.0	2,222	5.0
Other (2)	28,103	69.1	28,146	65.6	29,539	65.9

Total	$40,655	100%	$42,878	100%	$44,849	100%

(1)	Total outstanding by industry concentration as a percentage of total commercial and industrial loans.
(2)	Presented for informational purposes and includes 36 industry concentrations.

Commercial Real Estate
Commercial real estate loans represent credit extended for real estate related purposes to borrowers or counterparties who are primarily in the real estate development or investment business and for which the primary source of repayment of the loan is from the sale, lease, rental, management, operations or refinancing of the property. At June 30, 2003, commercial real estate loans totaled $10.4 billion, which represented 18% of the Commercial Banking portfolio.

        Commercial real estate lending is conducted in several lines of business with the majority of these loans originated by corporate banking primarily through its specialized National Commercial Real Estate Group. This group’s focus is lending to targeted regional and national real estate developers and homebuilders. As of June 30, 2003, National Commercial Real Estate Group’s loan outstandings totaled $8.1 billion, or 79% of the commercial real estate portfolio.

        The commercial real estate loan portfolio by both collateral location and property type for the periods indicated were as follows:

(Dollars in millions)	June 30, 2003		March 31, 2003		December 31, 2002
By Collateral Location:	Amount	Percent of Portfolio	Amount	Percent of Portfolio	Amount	Percent of Portfolio
California	$1,072	10%	$1,047	10%	$1,109	10%
Michigan	1,062	10	1,147	11	1,118	11
Illinois	897	9	943	9	1,088	10
Texas	856	8	845	8	824	8
Ohio	813	8	839	8	848	8
Arizona	598	6	709	7	741	7
Kentucky	350	3	347	3	369	3
Louisiana	342	3	363	3	376	3
Indiana	324	3	349	3	363	3
Colorado	257	3	260	3	288	3
Other areas	1,465	14	1,530	14	1,563	15
Unsecured	1,544	15	1,363	13	1,341	13
Secured by other than
commercial real estate	776	8	822	8	611	6

Total commercial real estate	$10,356	100%	$10,564	100%	$10,639	100%

By Property Type:
Apartment	$1,754	17%	$1,845	18%	$1,854	17%
Retail	1,591	15	1,798	17	1,762	17
Office	1,737	17	1,658	16	1,738	16
Industrial/warehouse	1,100	11	1,192	11	1,161	11
Single family residential
development	1,253	12	1,184	11	1,137	11
Residential lots	579	6	539	5	543	5
Hotels	517	5	517	5	560	5
Other commercial
income producing	1,664	16	1,696	16	1,758	17
Other residential
developments	161	1	135	1	126	1

Total commercial real estate	$10,356	100%	$10,564	100%	$10,639	100%

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
  Credit card receivables are charged-off rather than placed on nonaccrual status.

              The Corporation’s nonperforming assets for the periods indicated were as follows:

(Dollars in millions)	June 30 2003	March 31 2003	December 31 2002	September 30 2002	June 30 2002
Nonperforming loans:
Retail (1)	$570	$558	$535	$577	$540
Commercial Banking:
Corporate banking	705	814	873	1,010	1,161
Middle market banking	988	947	1,001	1,030	1,136

Total Commercial Banking	1,693	1,761	1,874	2,040	2,297
IMG	80	81	71	47	38
Corporate (1)	719	799	796	857	845

Total nonperforming loans (2)	3,062	3,199	3,276	3,521	3,720
Other, including other real estate owned	245	254	251	214	204

Total nonperforming assets	$3,307	$3,453	$3,527	$3,735	$3,924

Nonperforming assets to related assets (3)	2.28%	2.38%	2.38%	2.48%	2.65%
Loans 90-days or more past due and
accruing interest:
Card Services	$209	$161	$160	$132	$112
Other	-	-	1	-	-

Total loans	$209	$161	$161	$132	$112

(1)	Prior period amounts have been reclassified for the transfer of the non-core portfolios from the Retail line of business to the Corporate line of business. See page 6 for a discussion of this transfer.
(2)	Nonperforming loans include loans held for sale of $11 million, $22 million, $22 million, $93 million and $107 million at June 30, 2003, March 31, 2003, December 31, 2002, September 30, 2002 and June 30, 2002, respectively.
(3)	Related assets consist of loans outstanding, including loans held for sale, and other real estate owned.

        In general, credit quality continued to improve during the second quarter as nonperforming loans declined $137 million from the prior quarter, driven primarily by a $109 million decline in corporate banking nonperforming loans. The 13% decline in corporate banking was a result of both an improving economic environment and risk management actions, including loan sales and management of individual credits, which has led to pay-offs, pay-downs and restructurings. Middle market nonperforming loans increased 4%, but this increase was not attributable to any particular industry or segment.

        The Corporation has established processes for identifying potential problem areas of the portfolio, which currently include commercial exposure to auto-related, airlines and the risk profile of non-core portfolios. The Corporation will continue to monitor and manage these potential risks. Concern remains for rising bankruptcy trends and the potential effect on the consumer portfolios.

        Nonperforming loans within Retail at June 30, 2003 were $570 million, an increase of $12 million from the prior quarter. This increase was primarily driven by increases in small business commercial loans, reflecting continued general economic weakness. Overall residential real estate nonperforming loans continue to improve as foreclosure inventories continue to decline. Home equity loans are written down to net realizable value once a loan reaches 120 days delinquency. Due to the time necessary to complete foreclosure and acquire title, real estate loans remain in nonperforming status for an extended period. Corporate line of business nonperforming loans at June 30, 2003 totaled $719 million and included $712 million of nonperforming loans from the non-core portfolio.

Charge-offs
The Corporation records charge-offs as follows:

  Commercial loans are charged-off in the reporting period in which either an event occurs that confirms the existence of a loss or it is determined that a loan or a portion of a loan is uncollectible.
  A credit card loan is charged-off in the month it becomes contractually 180 days past due and remains unpaid at the end of that month, or 60 days after receipt of bankruptcy notification.
  Consumer loans are generally charged-off following a delinquency period of 120 days, or within 60 days for unsecured consumer loans after receipt of notification of bankruptcy. Closed-end consumer loans, such as auto loans and leases and home mortgage loans, are typically written down to the extent of loss after considering the net realizable value of the collateral. The timing and amount of the charge-off on consumer loans will depend on the type of loan, giving consideration to available collateral, as well as the circumstances giving rise to the delinquency. The Corporation adheres to uniform guidelines published by the FFIEC in charging off consumer loans.

             The Corporation’s net charge-offs for the quarterly periods indicated were as follows:

	June 30, 2003			March 31, 2003			December 31, 2002
(Dollars in millions)	Net charge-offs	Average balance	Annualized net charge-off rate	Net charge-offs	Average balance	Annualized net charge-off rate	Net charge-offs	Average balance	Annualized net charge-off rate
Retail (1)	$113	$52,893	0.85%	$102	$52,610	0.78%	$134	$51,683	1.04%
Commercial Banking:
Corporate banking	63	29,222	0.86	81	30,405	1.07	148	31,508	1.88
Middle market banking	42	28,824	0.58	47	29,551	0.64	54	30,693	0.70

Total Commercial
Banking	105	58,046	0.72	128	59,956	0.85	202	62,201	1.30
Card Services	182	14,090	5.17	161	12,364	5.24	168	13,325	5.05
IMG	6	6,605	0.36	2	6,755	0.12	13	7,005	0.74
Corporate (1)	83	13,001	2.55	102	14,734	2.77	105	16,317	2.57

Total	$489	$144,635	1.35%	$495	$146,419	1.35%	$622	$150,531	1.65%

	September 30, 2002			June 30, 2002
(Dollars in millions)	Net charge-offs	Average balance	Annualized net charge-off rate	Net charge-offs	Average balance	Annualized net charge-off rate
Retail (1)	$117	$49,110	0.95%	$107	$47,446	0.90%
Commercial Banking:
Corporate banking	160	31,600	2.03	168	33,322	2.02
Middle market banking	77	32,084	0.96	106	33,689	1.26

Total Commercial
Banking	237	63,684	1.49	274	67,011	1.64
Card Services	131	10,523	4.99	118	8,459	5.58
IMG	2	6,955	0.12	-	6,997	-
Corporate (1)	86	17,880	1.92	108	19,761	2.19

Total	$573	$148,152	1.55%	$607	$149,674	1.62%

(1)	Prior period amounts have been reclassified for the transfer of the non-core portfolios from the Retail line of business to the Corporate line of business. See page 6 for a discussion of this transfer.

        Net charge-offs decreased 1% during the second quarter of 2003 to $489 million. The net charge-off ratio remained unchanged at 1.35% in the second quarter of 2003 from the first quarter of 2003.

        Retail net charge-offs in the second quarter of 2003 totaled $113 million, up from $102 million in the first quarter of 2003. This increase reflected higher net charge-offs primarily in tax-refund anticipation and small business loans.

        Commercial Banking net charge-offs in the second quarter of 2003 totaled $105 million, down from $128 million in the first quarter of 2003, reflecting continued benefits from managements’ actions taken during 2001 and 2002. Continuing efforts to effectively control, manage and underwrite risk in a consistent and disciplined manner led to the improvements in credit quality. The net charge-off ratio was 0.72%, down from 0.85%, resulting from improvements in both corporate banking gross charge-offs and higher than normal middle market recoveries. In spite of this improvement, future charge-offs and credit quality in the Commercial Banking portfolio are subject to uncertainties that may cause actual results to differ from historical experience or forecasted results, including the state of the economy and its impact on individual industries and portfolio mix, among other things.

        On a reported basis, Card Services net charge-offs for the second quarter of 2003 totaled $182 million, an increase of $21 million from the first quarter, primarily resulting from growth of the portfolio from $12.4 billion to $14.1 billion.

        Net charge-offs of the non-core portfolio totaled $83 million in the second quarter of 2003 compared to $102 million in the first quarter.

        On a managed basis, Card Services second quarter 2003 net charge-off ratio of 5.21% decreased from the previous quarter ratio of 5.29%, reflecting management’s continued emphasis on prudent credit risk management including disciplined underwriting and account management practices targeted to the prime and super-prime credit sectors. Credit risk management tools used to manage the level and volatility of losses for credit card accounts have been continually updated, and, where appropriate, these tools are adjusted to reduce credit risk. The managed credit card portfolio continued to reflect a well-seasoned portfolio that has good national geographic diversification.

        Future charge-offs and overall credit quality are subject to uncertainties, which may cause actual results to differ from current and historic performance. This could include the direction and level of loan delinquencies, changes in consumer behavior, bankruptcy trends, portfolio seasoning, interest rate movements, regulatory requirements and portfolio mix, among other things. While current economic and credit data suggests that credit quality will not significantly deteriorate, significant deterioration in the general economy could materially change these expectations.

Loan Sales
A summary of the Corporation’s Commercial Banking loan sales, excluding trading, syndications, syndication-related activity and trade finance transactions, for the quarters indicated were as follows:

(In millions)	June 30 2003	March 31 2003	December 31 2002	September 30 2002	June 30 2002
Loans sold and loans transferred
to loans held for sale: (1)
Nonperforming loans	$28	$75	$43	$129	$198
Other loans with credit related losses	217	84	47	65	143
Other loans	41	73	69	108	193

Total	$286	$232	$159	$302	$534

Impact of sales, transfers to loans held
for sale and valuation adjustments
on held for sale:
Charge-offs on loans sold and
transferred to held for sale:
Nonperforming loans	$1	$10	$-	$5	$39
Other loans with credit related losses	21	10	5	6	12

Total charge-offs to allowance	22	20	5	11	51
Losses (gains) on loans sold and held for sale	(14)	(8)	(3)	12	22

Total	$8	$12	$2	$23	$73

(1)	Prior periods have been restated to conform to the current presentation.

        The Corporation sells Commercial Banking loans in the normal course of its business activities and as one alternative to manage credit risk. These loans are subject to the Corporation’s overall risk management practices. When a loan is sold or transferred to held for sale, any loss is evaluated to determine whether it resulted from credit deterioration or other conditions. Based upon this evaluation, losses resulting from credit deterioration are recorded as charge-offs. Losses on loan sales deemed to be from other than credit deterioration, gains on loan sales, and subsequent fair value adjustments on loans held for sale are reported as other noninterest income.

        Loans classified as held for sale are carried at the lower of cost or market value. Accordingly, these loans are no longer included in the evaluation of the adequacy of the allowance for credit losses.

ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses is maintained at a level that in management’s judgment is adequate to provide for estimated probable credit losses inherent in various on- and off-balance sheet financial instruments. This process includes deriving probable loss estimates based on historical loss ratios, portfolio stress testing and management’s judgment.

        The changes in the Corporation’s allowance for credit losses for the quarters indicated were as follows:

(In millions)	June 30 2003	March 31 2003	December 31 2002	September 30 2002	June 30 2002
Balance, beginning of period	$4,526	$4,525	$4,518	$4,521	$4,520
Charge-offs:
Retail: (1)
Small business commercial	21	18	32	20	23
Home equity	32	29	19	27	24
Vehicle	62	61	83	67	56
Other personal	28	29	27	29	33

Total Retail	143	137	161	143	136

Commercial Banking:
Corporate banking:
Commercial and industrial	75	55	74	133	152
Commercial real estate	3	6	6	8	19
Lease financing	4	40	77	31	25

Total corporate banking	82	101	157	172	196
Middle market:
Commercial and industrial	78	65	67	71	113
Commercial real estate	3	3	-	15	2
Lease financing	2	1	2	4	19

Total middle market	83	69	69	90	134

Total Commercial Banking	165	170	226	262	330
Card Services	208	175	183	142	129
IMG	8	3	15	4	2
Corporate (1)	94	112	115	97	117

Total charge-offs	618	597	700	648	714

(1)	Prior period amounts have been reclassified for the transfer of the non-core portfolios from the Retail line of business to the Corporate line of business. See page 6 for a discussion of this transfer.

Allowance for Credit Losses table continued:

(In millions)	June 30 2003	March 31 2003	December 31 2002	September 30 2002	June 30 2002
Recoveries:
Retail: (1)
Small business commercial	$5	$7	$5	$6	$5
Home equity	5	3	4	3	5
Vehicle	16	14	14	14	15
Other personal	4	11	4	3	4

Total Retail	30	35	27	26	29

Commercial Banking:
Corporate banking:
Commercial and industrial	17	20	8	11	26
Commercial real estate	1	-	1	1	2
Lease financing	1	-	-	-	-

Total corporate banking	19	20	9	12	28
Middle market:
Commercial and industrial	39	20	15	12	24
Commercial real estate	1	1	-	1	1
Lease financing	1	1	-	-	3

Total middle market	41	22	15	13	28

Total Commercial Banking	60	42	24	25	56
Card Services	26	14	15	11	11
IMG	2	1	2	2	2
Corporate (1)	11	10	10	11	9

Total recoveries	129	102	78	75	107

Net charge-offs:
Retail (1)	113	102	134	117	107
Commercial Banking	105	128	202	237	274
Card Services	182	161	168	131	118
IMG	6	2	13	2	-
Corporate (1)	83	102	105	86	108

Total net charge-offs	489	495	622	573	607

Provision for credit losses	461	496	628	587	607
Transfers	-	-	1	(17)	1

Balance, end of period	$4,498	$4,526	$4,525	$4,518	$4,521

(1)	Prior period amounts have been reclassified for the transfer of the non-core portfolios from the Retail line of business to the Corporate line of business. See page 6 for a discussion of this transfer.

Composition of Allowance for Credit Losses
While the allowance for credit losses is available to absorb credit losses in the entire portfolio, allocations of the allowance for credit losses by line of business as of the dates indicated were as follows:

	June 30, 2003		March 31, 2003		December 31, 2002		September 30, 2002		June 30, 2002
(Dollars in millions)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Retail (1)	$688	15%	$693	15%	$679	15%	$681	15%	$684	15%
Commercial Banking:
Corporate banking	1,611	36	1,706	38	1,706	38	1,706	38	1,706	38
Middle market	1,365	30	1,365	30	1,365	30	1,365	30	1,365	30

Total Commercial Banking	2,976	66	3,071	68	3,071	68	3,071	68	3,071	68
Card Services	396	9	396	9	396	9	396	9	396	9
IMG	40	1	40	1	40	1	25	-	25	-
Corporate (1)	398	9	326	7	339	7	345	8	345	8

Total composition	$4,498	100%	$4,526	100%	$4,525	100%	$4,518	100%	$4,521	100%

(1)	Prior period amounts have been reclassified for the transfer of the non-core portfolios from the Retail line of business to the Corporate line of business. See page 6 for a discussion of this transfer.

Components of Allowance for Credit Losses
The Corporation determines allowance for credit losses levels based upon the probable losses in the credit portfolios. Several methodologies are employed for estimating probable losses. A detailed discussion of the process is presented in the Corporation’s 2002 Annual Report beginning on page 57.

        The table below presents the components of the probable loss estimate as of the dates indicated:

(In millions)	June 30 2003	March 31 2003	December 31 2002	September 30 2002	June 30 2002
Asset specific	$591	$692	$678	$756	$828
Expected loss	2,713	2,850	2,810	2,862	3,051
Stress	1,194	984	1,037	900	642

Total components (1)	$4,498	$4,526	$4,525	$4,518	$4,521

(1)	The underlying assumptions, estimates and assessments made by management to determine the components of the allowance for credit losses are continually evaluated by management and updated to reflect management’s judgments regarding economic conditions and various relevant factors impacting credit quality and inherent losses.

        The June 30, 2003 allowance for credit losses remained relatively unchanged; however, due to decreases in nonperforming loans and asset levels, coverage ratios improved. The allowance for credit losses at June 30, 2003 represented 3.35% of period-end loans and 147% of nonperforming loans, compared to 3.20% and 139%, respectively, at December 31, 2002. The asset-specific and expected loss components of the allowance for credit losses decreased from the prior quarter reflecting overall credit quality improvement in the Commercial loan portfolio. This was offset by an increase in the stress component of the allowance for credit losses reflecting management’s ongoing assessment of the probable losses inherent in the portfolio. The allowance for credit losses established for specifically identified off-balance sheet lending exposures was not material at June 30, 2003.

DERIVATIVE FINANCIAL INSTRUMENTS

In the normal course of business, the Corporation uses a variety of derivative financial instruments in its trading activity, asset and liability management, to a lesser extent in its mortgage operations, and to manage certain currency translation exposures of foreign entities. These instruments include interest rate, currency, equity and commodity swaps, forwards, spot, futures, options, caps, floors, forward rate agreements, credit derivatives and other conditional or exchange contracts, and include both exchange-traded and over-the-counter contracts. A detailed discussion of accounting policies for trading and hedging derivative instruments is presented in the Corporation’s 2002 Annual Report beginning on page 72.

Trading Derivative Instruments
Derivative financial instruments used in trading include swaps, forwards, futures, options, and other conditional or exchange contracts in the interest rate, foreign exchange, credit, equity and commodity markets. The estimated fair values are based on quoted market prices or valuation models using current market information. Realized and unrealized gains and losses, including any interest income or expense on derivative instruments, are recorded in noninterest income as trading.

        The Corporation also uses credit derivatives (primarily single name credit default swaps) and short bond positions, as protection against the deterioration of credit quality on commercial loans and loan commitments. The change in fair value of credit derivative instruments is included in trading results in the Corporation’s financial statements, while any credit assessment change in the underlying credit exposure is reflected in the allocated credit reserves. At June 30, 2003, the net notional amount of credit derivatives economically hedging commercial credit exposure totaled $5.3 billion, and the related trading loss was $143 million for the second quarter of 2003.

Asset and Liability Management Hedging Derivative Instruments
Derivatives are an integral component of the Corporation’s asset/liability management activities and associated management of interest rate risk. In general, the assets and liabilities generated through the ordinary course of business activities do not naturally create offsetting positions with respect to repricing, basis or maturity characteristics. Using derivative instruments, principally plain vanilla interest rate swaps (ALM swaps), interest rate sensitivity is adjusted to maintain the desired interest rate risk profile.

Cash Flow Hedges
Cash flow hedges primarily represent hedges of variable rate interest-bearing instruments. The effective portion of the change in fair value of the hedging derivative is recorded in Accumulated Other Adjustments to Stockholders’ Equity, which is reclassified into earnings in a manner consistent with the earnings pattern of the underlying hedged instrument or transaction. At June 30, 2003, the projected total amount of such reclassification into earnings over the next twelve months would be a decrease in net income of $319 million after-tax ($501 million pre-tax). This decrease, along with the contractual interest on the underlying variable rate debt, achieves the overall intended result of converting the variable rate to a specified fixed rate and is included in the Corporation’s analysis of interest rate exposure. These projections involve the use of currently forecasted interest rates over the next twelve months. These rates, and the resulting classification into earnings, are subject to change. The maximum length of time for which exposure to the variability of future cash flows for forecasted transactions is hedged is 21 months. No events have occurred in 2003 that impacted earnings from the discontinuance of cash flow hedges due to the determination that a forecasted transaction is no longer likely to occur.

        The amount of hedge ineffectiveness recognized for cash flow and fair value hedges for the six months ended June 30, 2003 was a loss of $2 million recognized in noninterest income. No component of a hedging derivative instrument’s gain or loss is excluded from the assessment of hedge effectiveness. The Corporation has no non-derivative instruments designated as hedges.

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

        The impact of these master netting agreements for the periods indicated was as follows:

(In millions)	June 30 2003	March 31 2003	December 31 2002	September 30 2002	June 30 2002
Gross replacement cost	$27,967	$22,454	$22,066	$20,806	$15,494
Less: Adjustment due to master
netting agreements	22,624	17,897	17,793	16,601	12,498

Balance sheet credit exposure	$5,343	$4,557	$4,273	$4,205	$2,996

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

LOAN SECURITIZATIONS AND OFF-BALANCE SHEET ACTIVITIES

Loan Securitizations
Investors in the beneficial interests of the securitized loans have no recourse against the Corporation if cash flows generated from the securitized loans are inadequate to service the obligations of the qualified special purpose entity (“QSPE”) that issues the securitized loans. To help ensure that adequate funds are available in the event of a shortfall, the Corporation is required to deposit funds into cash spread accounts if the excess spread falls below certain minimum levels. Spread accounts are funded from excess spread that would normally be returned to the Corporation. In addition, various forms of other credit enhancements are provided to protect more senior investor interests from loss. Credit enhancements associated with credit card securitizations, such as cash collateral or spread accounts, totaled $43 million and $145 million at June 30, 2003 and December 31, 2002, respectively, and are classified on the balance sheet as other assets at amounts approximating fair value.

        The following comprised the Corporation’s managed credit card loans for the periods indicated:

(In millions)	June 30 2003	December 31 2002
Owned credit card loans - held in portfolio	$6,308	$7,592
Owned credit card loans - held for sale	7,782	3,989
Seller's interest in credit card loans and accrued interest receivable	24,414	28,526

Total credit card receivables reflected on balance sheet	38,504	40,107
Securities sold to investors and removed from balance sheet	35,832	33,889

Managed credit card loans	$74,336	$73,996

        For further discussion of the Corporation’s loan securitization process and other related disclosures, see pages 74-77 and 94-95 of the Corporation’s 2002 Annual Report.

Off-Balance Sheet Activities
In the normal course of business, the Corporation is a party to a number of activities that contain credit, market and operational risk that are not reflected in whole or in part in the Corporation’s consolidated financial statements. Such activities include: traditional off-balance sheet credit-related financial instruments; commitments under capital and operating leases and long-term debt; credit enhancement and liquidity facilities associated with the commercial paper conduit programs; joint venture activities; and other contractual obligations.

Credit-Related Financial Instruments
The Corporation provides customers with off-balance sheet credit support through loan commitments, standby letters of credit and guarantees, as well as commercial letters of credit. Summarized credit-related financial instruments at June 30, 2003 were as follows:

	Amount of Commitment Expiration Per Period
(In millions)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	Over 5 Years
Unused credit card lines	$348,673	$348,673	$-	$-	$-
Unused loan commitments	132,204	98,101	24,394	9,438	271
Standby letters of credit and foreign office guarantees	26,209	18,314	6,128	1,453	314
Commercial letters of credit	578	578	-	-	-

        Since many of the unused commitments are expected to expire unused or be only partially used, the total amount of unused commitments in the preceding table does not necessarily represent future cash requirements.

Lease Commitments, Long-Term Debt and Other
The Corporation has entered into a number of long-term leasing arrangements of banking facilities to support the ongoing activities of the Corporation. The required payments under such commitments and long-term debt at June 30, 2003 were as follows:

(In millions)	2003	2004	2005	2006	2007	2008 and After	Total
Long-term debt, including capital leases	$3,438	$6,546	$7,289	$9,130	$4,621	$11,731	$42,755
Trust preferred capital securities	-	-	-	-	-	3,315	3,315
Operating leases	103	226	211	193	170	927	1,830

Total	$3,541	$6,772	$7,500	$9,323	$4,791	$15,973	$47,900

Asset-Backed Finance Programs
The Corporation is an active participant in the asset-backed securities business where it helps meet customers’ financing needs by providing access to the commercial paper markets through special purpose entities, known as multi-seller conduits. These entities are separate bankruptcy-remote corporations in the business of purchasing interests in, and making loans secured by, receivables pools and other financial assets pursuant to agreements with customers. The multi-seller conduits fund their purchases and loans through the issuance of highly rated commercial paper. The primary source of repayment of the commercial paper is the cash flow from the pools of assets. Investors in the commercial paper have no recourse to the general assets of the Corporation. Customers benefit from such structured financing transactions as these transactions provide an ongoing source of asset liquidity, access to the capital markets, and a potentially favorable cost of financing.

        As of June 30, 2003, the Corporation administered multi-seller conduits with a total program limit of $70.0 billion and with $34.3 billion in commercial paper outstanding. The multi-seller conduits were rated at least A-1 by S&P, P-1 by Moody’s and F-1 by Fitch.

        These multi-seller conduits are a type of variable interest entity (“VIE”), as defined by Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”). These entities historically have met all of the requirements to be accounted for as independent entities, and, prior to the issuance of FIN No. 46, were not required to be consolidated with the Corporation. See pages 51-52 for additional discussion. Each of the multi-seller conduits administered by the Corporation prepares stand-alone financial statements, which are independently audited on an annual basis.

        As administrator of the multi-seller conduits, the Corporation provides deal origination services, asset portfolio monitoring, treasury and financial administration services for these entities. The Corporation structures financing transactions for customers such that the receivables and other financial instruments financed through the multi-seller conduits are appropriately diversified and credit enhanced to support the conduits’ commercial paper issuances. As of the date hereof, the Corporation does not service these assets and does not transfer receivables originated by the Corporation into the multi-seller conduits it administers. Each conduit has program documents and investment policies, which govern the types of assets and structures permitted by the conduit. Three of the multi-seller conduits principally purchase interests in, or make loans secured by, trade receivables, auto loans and leases and credit card receivables. One conduit makes loans secured by portfolios of publicly rated marketable investment securities.

        The commercial paper issued by the conduits is supported by deal specific credit enhancement, which is structured to cover more than the expected losses on the pool of assets. The deal specific credit enhancement is typically in the form of over-collateralization, but may also include any combination of the following: recourse to the seller or originator, cash collateral accounts, letters of credit, excess spread, retention of subordinated interests or third-party guarantees. In a limited number of cases, the Corporation provides the deal specific credit enhancements as a financial arrangement for the customer. As of June 30, 2003 and December 31, 2002, the Corporation provided such deal specific enhancements to customers in the form of subordinated interests totaling $152 million and $203 million, respectively. These subordinated interest positions were included in loans on the Corporation’s balance sheets as of June 30, 2003 and December 31, 2002.

        For three of the multi-seller conduits, the commercial paper investors have access to a second loss credit protection in the form of program-wide credit enhancement. The program-wide credit enhancement consists of a subordinated term loan from the Corporation and a surety bond from an AAA rated monoline insurance company. The subordinated term loans from the Corporation to these conduits totaled $1.0 billion as of June 30, 2003 and December 31, 2002, respectively. One conduit has only deal specific credit enhancements provided by other financial institutions.

        As a means of ensuring timely repayment of the commercial paper, each asset pool financed by the conduits has a minimum of 100% deal specific liquidity facility associated with it. In the unlikely event of a disruption in the commercial paper market or in the event an asset pool is removed from the conduit, the administrator may draw on the liquidity facility to repay the maturing commercial paper. The liquidity facilities are typically in the form of asset purchase agreements and are generally structured such that the bank liquidity is provided by purchasing, or lending against, a pool of non-defaulted, performing assets. Additionally, program-wide liquidity facilities and lines of credit are provided by the Corporation and other financial institutions to the multi-seller conduits to facilitate access to the commercial paper markets.

        The following table summarizes the total amount of deal specific and program-wide liquidity facilities, as well as the share of these facilities provided by the Corporation, of the multi-seller conduits for the periods indicated:

	June 30, 2003			December 31, 2002
(Dollars in millions)	Total Liquidity Facility	Liquidity Facility provided by the Corporation	Percent	Total Liquidity Facility	Liquidity Facility provided by the Corporation	Percent
Total multi-seller conduits	$47,628	$40,005	84%	$50,551	$41,382	82%

        The Corporation also provides deal specific and program-wide liquidity facilities to conduits administered by other financial institutions totaling approximately $7.3 billion as of June 30, 2003.

        With the implementation of FIN No. 46, the multi-seller conduits administered by the Corporation and an investment vehicle administered by the Corporation were required to be consolidated with the Corporation effective July 1, 2003. Investors in the consolidated multi-seller conduits and the investment vehicle have no recourse to the general assets of the Corporation.

        Effective July 1, 2003, the Corporation consolidated $38.0 billion of the incremental assets and liabilities related to its asset-backed conduit business as a result of implementing FIN 46. This is not expected to have a material impact to Tier 1 Capital and Total Capital. These assets and liabilities will appear in the Commercial Banking line of business upon consolidation. Management has estimated its maximum loss exposure to be $129 million.

Principal Investments and Joint Ventures
In the normal course of business, the Corporation invests in principal investments, comprised of direct and indirect investments in private equity, venture capital and other equity and debt assets. The investment strategy for the portfolio, primarily executed by One Equity Partners (a wholly-owned consolidated subsidiary), is to focus on direct investments in high potential entities. Investments made include interests in Howaldtswerke-Deutsche Werft (HDW), the global leader in the design and manufacture of non-nuclear submarines, and in Polaroid, a leader in the instant imaging industry. Commitments to fund such investments at June 30, 2003 totaled $1.0 billion.

        At June 30, 2003, the Corporation was not party to any material joint venture arrangements which were not consolidated.

Loans Sold with Recourse
The Corporation occasionally sells or securitizes loans with limited recourse. The amount of outstanding loans sold with recourse totaled $3.5 billion and $4.7 billion at June 30, 2003 and December 31, 2002, respectively. The recourse provisions require the Corporation to repurchase loans at par plus accrued interest upon a credit-related triggering event. Exposure to credit losses from these arrangements has been reduced with the purchase of credit insurance contracts that cover the majority of expected losses.

CAPITAL MANAGEMENT

The capital position of the Corporation is managed to achieve management’s external debt rating objectives, comply with regulatory requirements and reflect the underlying risks of the Corporation’s business activities. The Corporation employs an economic capital framework (described further on page 45) to facilitate a standard measure of risk and return across all business units, as well as to provide a measure of capital adequacy consistent with internal risk evaluation practices. This serves as the basis for capital planning and related management activities.

Selected Capital Ratios
The Corporation aims to maintain regulatory capital ratios, including those of the principal banking subsidiaries, in excess of the well-capitalized guidelines under federal banking regulations. The Corporation maintains a well-capitalized regulatory position.

The Corporation’s capital ratios were as follows:

	June 30 2003	March 31 2003	December 31 2002	September 30 2002	June 30 2002	Well-Capitalized Regulatory Guidelines
Risk-based capital ratios:
Tier 1	9.7%	10.0%	9.9%	9.5%	9.4%	6.0%
Total	13.6	13.8	13.7	13.0	13.0	10.0
Leverage ratio (1)	8.7	8.9	8.9	9.0	9.1	N/A
Common equity/assets	7.4	7.8	8.1	8.0	8.0	-
Tangible common equity/tangible
reported assets	6.6	6.9	7.2	7.2	7.1	-
Tangible common equity/tangible
managed assets	5.9	6.2	6.4	6.4	6.3	-
Double leverage ratio	106	107	103	104	103	-
Dividend payout ratio	29	30	30	30	30	-

(1)     The minimum regulatory guideline is 3%.

        The components of the Corporation’s regulatory risk-based capital and risk-weighted assets were as follows:

(In millions)	June 30 2003	March 31 2003	December 31 2002	September 30 2002	June 30 2002
Regulatory risk-based capital:
Tier 1 capital	$23,721	$23,832	$23,918	$23,428	$23,039
Tier 2 capital	9,316	9,035	9,201	8,650	8,924

Total capital	33,037	32,867	33,119	32,078	31,963

Total risk-weighted assets	$243,779	$238,529	$241,468	$247,050	$246,032

        In deriving Tier 1 and Total Capital, goodwill and other nonqualifying intangible assets were deducted for the periods indicated:

(In millions)	June 30 2003	March 31 2003	December 31 2002	September 30 2002	June 30 2002
Goodwill	$1,893	$1,894	$1,882	$1,829	$1,829
Other nonqualifying intangibles	303	239	256	215	237

Subtotal	2,196	2,133	2,138	2,044	2,066
Qualifying intangibles	474	402	415	421	405

Total intangibles	$2,670	$2,535	$2,553	$2,465	$2,471

        See page 43 for a discussion of the impact of consolidation of certain multi-seller conduits to the Corporation’s risk-based capital ratios under FIN No. 46.

Dividend Policy
The Corporation’s common stock dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain an adequate capital level and alternative investment opportunities. The common stock dividend payout ratio is targeted in the range of 25% – 30% of earnings over time. On April 15, 2003, the Corporation declared its quarterly common cash dividend of $0.21 per share, payable on July 1, 2003. The quarterly cash dividend on outstanding common stock was increased 19%, or $0.04 per share, to $0.25 per share, payable October 1, 2003, to shareholders of record on September 12, 2003.

Double Leverage
Double leverage is the extent to which the Corporation’s resources are used to finance investments in subsidiaries. Double leverage was 106% and 103% at June 30, 2003 and December 31, 2002, respectively. Trust Preferred Capital Securities of $3.3 billion at June 30, 2003 and December 31, 2002 were included in capital for purposes of this calculation.

Stock Repurchase Program
On July 16, 2003, a new $3.0 billion stock buyback program was approved and replaced amounts unused under the previous $2.0 billion program. The timing of the purchases and the exact number of shares to be purchased will depend on market conditions. The buyback program does not include specific price targets or timetables and may be suspended at any time. In the second quarter 2003, the Corporation purchased more than 19 million shares of common stock at an average price of $37.12 per share pursuant to the previous buyback program. For the first six months of 2003, the Corporation purchased more than 39 million shares of common stock at an average price of $36.41 per share.

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

FORWARD-LOOKING STATEMENTS

Management’s Discussion and Analysis included herein contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, the Corporation may make or approve certain statements in future filings with the Securities and Exchange Commission (the “Commission”), in press releases, and in oral and written statements made by or with the Corporation’s approval that are not statements of historical fact and may constitute forward-looking statements. Forward-looking statements may relate to, without limitation, the Corporation’s financial condition, results of operations, plans, objectives, future performance or business.

        Words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “estimates,” “targeted” and similar expressions are intended to identify forward-looking statements but are not the only means to identify these statements.

        Forward-looking statements involve risks and uncertainties. Actual conditions, events or results may differ materially from those contemplated by a forward-looking statement. Factors that could cause this difference–many of which are beyond the Corporation’s control–include the following, without limitation:

  Local, regional and international business or economic conditions may differ from those expected.
  The effects of and changes in trade, monetary and fiscal policies and laws, including the Federal Reserve Board’s interest rate policies, may adversely affect the Corporation’s business.
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
  Competitive pressures among financial services companies may increase significantly.
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

CONSOLIDATED BALANCE SHEETS
Bank One Corporation and Subsidiaries

(Dollars in millions)	June 30 2003	December 31 2002	June 30 2002
Assets
Cash and due from banks	$19,529	$17,920	$17,120
Interest-bearing due from banks	5,909	1,503	3,041
Federal funds sold and securities purchased under resale agreements	21,639	17,356	9,538
Trading assets	11,478	7,190	6,269
Derivative product assets	5,343	4,273	2,996
Investment securities	75,177	67,643	65,685
Loans (1)	144,583	148,125	147,728
Allowance for credit losses	(4,498)	(4,525)	(4,521)

Loans, net	140,085	143,600	143,207
Other assets	20,303	17,898	22,487

Total assets	$299,463	$277,383	$270,343

Liabilities
Deposits:
Demand	$34,361	$34,325	$26,841
Savings	95,221	88,934	81,477
Time:
Under $100,000	15,008	16,767	19,403
$100,000 and over	10,969	13,745	15,255
Foreign offices	16,456	16,237	14,542

Total deposits	172,015	170,008	157,518
Federal funds purchased and securities sold under repurchase agreements	25,382	14,578	16,728
Other short-term borrowings	13,526	12,306	9,809
Long-term debt	42,755	39,919	40,441
Guaranteed preferred beneficial interest in the Corporation's
junior subordinated debt	3,315	3,315	3,315
Derivative product liabilities	4,188	3,838	2,632
Other liabilities	16,025	10,979	18,337

Total liabilities	277,206	254,943	248,780

Stockholders' Equity
Common stock ($0.01 par value; authorized 4,000,000,000;
issued 1,181,382,304)	12	12	12
Surplus	10,240	10,239	10,177
Retained earnings	14,213	13,020	11,845
Accumulated other adjustments to stockholders' equity	(76)	(8)	46
Deferred compensation	(245)	(157)	(195)
Treasury stock, at cost (51,032,621, 17,340,948 and 7,843,692
shares, respectively)	(1,887)	(666)	(322)

Total stockholders' equity	22,257	22,440	21,563

Total liabilities and stockholders' equity	$299,463	$277,383	$270,343

(1)	Includes loans held for sale of $10.2 billion, $6.9 billion and $5.8 billion at June 30, 2003, December 31, 2002 and June 30, 2002, respectively.

The accompanying notes are an integral part of this statement.

CONSOLIDATED INCOME STATEMENTS
Bank One Corporation and Subsidiaries

	Three Months Ended June 30		Six Months Ended June 30
(In millions, except per share data)	2003	2002	2003	2002
Net Interest Income:
Interest income	$3,142	$3,411	$6,339	$6,951
Interest expense	1,161	1,369	2,366	2,709

Total net interest income	1,981	2,042	3,973	4,242

Noninterest Income:
Banking fees and commissions	458	493	898	951
Credit card revenue	911	962	1,762	1,871
Service charges on deposits	413	376	796	769
Fiduciary and investment management fees	186	188	372	377
Investment securities gains	152	96	221	78
Trading gains (losses)	(76)	74	(72)	91
Other income	83	49	135	70

Total noninterest income	2,127	2,238	4,112	4,207

Total revenue, net of interest expense	4,108	4,280	8,085	8,449

Provision for credit losses	461	607	957	1,272

Noninterest Expense:
Salaries and employee benefits	1,224	1,101	2,407	2,197
Occupancy	166	170	331	328
Equipment	118	99	229	202
Outside service fees and processing	289	372	566	672
Marketing and development	215	265	441	536
Telecommunication	55	134	103	235
Intangible amortization	32	29	64	62
Other expense	326	337	604	637

Total noninterest expense before
restructuring-related charges (reversals)	2,425	2,507	4,745	4,869
Restructuring-related charges (reversals)	-	(63)	-	(63)

Total noninterest expense	2,425	2,444	4,745	4,806

Income before income taxes	1,222	1,229	2,383	2,371
Applicable income taxes	366	386	709	741

Net income	$856	$843	$1,674	$1,630

Net income attributable to common stockholders' equity	$856	$843	$1,674	$1,630

Earnings per share:
Basic	$0.76	$0.72	$1.47	$1.39
Diluted	0.75	0.71	1.46	1.38

The accompanying notes are an integral part of this statement.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Bank One Corporation and Subsidiaries

(In millions)	Common Stock	Surplus	Retained Earnings	Accumulated Other Adjustments to Stockholders' Equity	Deferred Compensation	Treasury Stock	Total Stockholders' Equity
Balance-December 31, 2001	$12	$10,311	$10,707	$(65)	$(121)	$(618)	$20,226

Net income			1,630				1,630
Change in fair value, investment
securities-available for sale,
net of taxes				204			204
Change in fair value of cash flow
hedge derivatives,
net of taxes				(92)			(92)
Translation loss,
net of hedge results and taxes				(1)			(1)
Net income and changes in
accumulated other adjustments
to stockholders' equity			1,630	111			1,741
Common stock cash dividends declared			(492)				(492)
Net issuance of common stock		(151)				296	145
Restricted stock awards granted,
net of forfeitures and amortization					(74)		(74)
Other		17					17

Balance-June 30, 2002	$12	$10,177	$11,845	$46	$(195)	$(322)	$21,563

Balance-December 31, 2002	$12	$10,239	$13,020	$(8)	$(157)	$(666)	$22,440

Net income			1,674				1,674
Change in fair value, investment
securities-available for sale,
net of taxes				(51)			(51)
Change in fair value of cash-flow
hedge derivatives,
net of taxes				(21)			(21)
Minimum pension liability				(2)			(2)
Translation gain,
net of hedge results and taxes				6			6
Net income and changes in
accumulated other adjustments
to stockholders' equity			1,674	(68)			1,606
Common stock cash dividends declared			(481)				(481)
Net purchases of common stock		(27)				(1,221)	(1,248)
Restricted stock awards granted,
net of forfeitures and amortization					(88)		(88)
Stock option grants		29					29
Other		(1)					(1)

Balance-June 30, 2003	$12	$10,240	$14,213	$(76)	$(245)	$(1,887)	$22,257

        The accompanying notes are an integral part of this statement.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Bank One Corporation and Subsidiaries

	Six Months Ended June 30
(In millions)	2003	2002
Cash Flows from Operating Activities:
Net income	$1,674	$1,630
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	275	251
Provision for credit losses	957	1,272
Investment securities (gains), net	(221)	(78)
Net (increase) decrease in net derivative product assets and liabilities	(518)	47
Net (increase) in trading assets	(4,288)	(100)
Net (increase) in other assets	(2,145)	(2,957)
Net increase in other liabilities	5,217	6,376
Restructuring (reversals)	-	(63)
All other operating adjustments, net	(297)	171

Net cash provided by operating activities	654	6,549

Cash Flows from Investing Activities:
Net increase in federal funds sold and
securities under resale agreements	(4,283)	(191)
Securities available for sale:
Purchases	(46,740)	(29,611)
Maturities	9,061	2,797
Sales	25,717	20,448
Credit card receivables securitized	7,375	2,750
Net (increase) decrease in loans	(808)	6,824
Loan recoveries	231	211
Additions to premises and equipment	(577)	(135)
Proceeds from sales of premises and equipment	65	34
All other investing activities, net	431	(322)

Net cash (used in) provided by investing activities	(9,528)	2,805

Cash Flows from Financing Activities:
Net increase (decrease) in deposits	1,924	(9,976)
Net increase in federal funds purchased and
securities sold under repurchase agreements	10,804	3,000
Net increase (decrease) in other short-term borrowings	1,219	(437)
Proceeds from issuance of long-term debt	8,483	4,433
Repayment of long-term debt	(5,738)	(4,198)
Repurchase of treasury stock	(1,435)	(181)
Cash dividends paid	(487)	(491)
Proceeds from issuance of common and treasury stock	61	227
All other financing activities, net	29	18

Net cash provided by (used in) financing activities	14,860	(7,605)
Effect of exchange rate changes on cash and cash equivalents	29	(1)

Net increase in cash and cash equivalents	6,015	1,748
Cash and cash equivalents at beginning of period	19,423	18,413

Cash and cash equivalents at end of period	$25,438	$20,161

The accompanying notes are an integral part of this statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Bank One Corporation and Subsidiaries

Note 1–Summary of Significant Accounting Policies
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

        These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Corporation’s 2002 Annual Report.

Note 2–New Accounting Pronouncements
Costs Associated with Exit or Disposal Activities
In 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), which supercedes Emerging Issues Task Force No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity and also establishes fair value as the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The impact of adoption was not material to the Corporation’s results of operations, financial position or cash flows.

Accounting and Disclosure Requirements for Guarantees
In 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN No. 45”), which requires additional disclosures by a guarantor about its obligations under certain guarantees that it has issued. FIN No. 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The most significant instruments impacted for the Corporation are financial and performance standby letters of credit. The required FIN No. 45 disclosure has been incorporated into Note 12, “Financial Guarantees”. The accounting requirements of FIN No. 45 became effective for the Corporation on January 1, 2003, on a prospective basis. The impact of adoption was not material to the Corporation’s results of operations, financial position or cash flows.

Consolidation of Variable Interest Entities (“VIE”)
In 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”), which provides new accounting guidance on when to consolidate a VIE. A VIE exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest. Those characteristics are the direct or indirect ability to make decisions about an entity’s activities through voting rights or similar rights, the obligation to absorb the expected losses of an entity if they occur, and the right to receive the expected residual returns of the entity if they occur.

        FIN No. 46 was effective immediately for new entities that were created or acquired after January 31, 2003, and became effective on July 1, 2003 for entities in which the Corporation had a variable interest prior to February 1, 2003. The Corporation adopted FIN No. 46 on a prospective basis and, accordingly, will not restate prior periods. FIN No. 46 affects the Corporation’s accounting and reporting for certain VIEs in which the Corporation holds one or more variable interests.

       The Corporation’s retained interests in its credit card securitizations and its investments in commercial mortgage-backed securities are exempt from the requirements of FIN No. 46.

        As discussed on pages 42-43, the Corporation is an active participant in the asset-backed securities business where it helps to meet customers’ financing needs by providing access to the commercial paper markets through special purpose entities, known as multi-seller conduits. These multi-seller conduits are a type of VIE, as defined by FIN No. 46. These entities historically have met the requirements to be treated as independent entities, and, prior to the issuance of FIN No. 46, were not required to be consolidated with the Corporation. With the implementation of FIN No. 46, the multi-seller conduits administered by the Corporation and an investment vehicle were required to be consolidated with the Corporation effective July 1, 2003. Investors in the consolidated multi-seller conduits and the investment vehicle have no recourse to the Corporation.

        Effective July 1, 2003, the Corporation consolidated $38.0 billion of the incremental assets and liabilities related to its asset-backed conduit business as a result of implementing FIN 46. This is not expected to have a material impact to Tier 1 Capital and Total Capital. These assets and liabilities will appear in the Commercial Banking line of business upon consolidation. Management has estimated its maximum loss exposure to be $129 million.

Derivative Instruments and Hedging Activities
In April 2003, FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Corporation adopted SFAS No. 149 on July 1, 2003. This adoption had an immaterial impact on the Corporation’s operating results and financial position.

Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity
In May 2003, FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This statement modifies the accounting for certain financial instruments with characteristics of both liabilities and equity.

        The Corporation adopted SFAS No. 150 and FIN No. 46 effective July 1, 2003. Previously, guaranteed preferred beneficial interests in the Corporation’s junior subordinated debt were classified as a separate liability, with distributions on these securities included in interest expense on long-term debt. Under SFAS No. 150 and FIN No. 46, guaranteed preferred beneficial interest will be included as a component of long-term debt, with no change in the reporting of distributions.

Note 3–Acquisition
On May 30, 2003, the Corporation announced an agreement to acquire, for approximately $500 million in cash, key business components of Zurich Life, a U.S. life and annuity operation of Zurich Financial Services Group. The transaction is expected to close in the third quarter of 2003, pending regulatory approvals.

        Zurich Life, based in Schaumburg, Illinois, is a leading underwriter of term life insurance serving consumers through both a national network of 40,000 licensed brokers/insurance agents and the direct marketing platform of its Zurich Direct agency. It is also a significant underwriter of fixed and variable annuities, with a recognized expertise in the teachers’ annuity market. It underwrites universal life and participates in the business-owned life insurance market. Zurich Life has regulatory and operating insurance authority in all 50 states.

        Zurich Life is comprised of Federal Kemper Life Assurance Company, Kemper Investors Life Insurance Company, Zurich Life Insurance Company of America, Zurich Life Insurance Company of New York and their subsidiaries. In addition, Federal Kemper Life Assurance Company provides management services to Fidelity Life Association, a Mutual Legal Reserve Company.

Note 4–Earnings per Share
Basic EPS is computed by dividing income available to common stockholders by the average number of common shares outstanding for the period. Except when the effect would be antidilutive, the diluted EPS calculation includes shares that could be issued under outstanding stock options and the employee stock purchase plan.

	Three Months Ended June 30		Six Months Ended June 30
(In millions, except per share data)	2003	2002	2003	2002
Net income available to common stockholders for basic and diluted EPS	$856	$843	$1,674	$1,630

Average shares outstanding	1,132	1,174	1,142	1,172
Stock options	8	10	8	9

Average shares outstanding assuming full dilution	1,140	1,184	1,150	1,181

Earnings per share:
Basic	$0.76	$0.72	$1.47	$1.39
Diluted	0.75	0.71	1.46	1.38

Note 5–Restructuring-Related Activity
Actions under the fourth quarter 2001 and the second quarter 2000 restructuring plans have been completed with only payments of identified obligations remaining, which consist primarily of lease obligations. Unpaid amounts at June 30, 2003 totaled $77 million and $37 million for these plans, respectively. These amounts will be paid as required over the remaining contractual obligation periods.

Note 6–Business Segments
The information below is consistent with the content of business segment data provided to the Corporation’s management, which does not use product group revenues to assess consolidated results. Aside from investment management and insurance products, product offerings are tailored to specific customer segments. As a result, the aggregation of product revenues and related profit measures across lines of business is not available.

        Aside from the United States of America, no single country or geographic region generates a significant portion of the Corporation’s revenues or assets. In addition, there are no single customer concentrations of revenue or profitability.

        For additional disclosures regarding the Corporation’s segments see the “Business Segment Results” section beginning on page 6.

        The following table summarizes certain financial information by line of business for the periods indicated:

	Three Months Ended June 30						June 30
	2003	2002	2003	2002	2003	2002	2003	2002
(In millions)	Total Revenues-FTE (1)		Provision for (Benefit of) Income Taxes (1)		Net Income (Loss)		Total Assets
Retail (2)	$1,538	$1,493	$215	$217	$373	$371	$56,900	$51,408
Commercial Banking	950	1,052	91	43	249	147	108,226	94,348
Card Services	1,200	1,204	175	193	279	308	43,597	34,002
Investment Management	356	372	50	60	85	103	8,504	8,475
Corporate (2)	103	195	(126)	(91)	(130)	(86)	82,236	82,110

Total	$4,147	$4,316	$405	$422	$856	$843	$299,463	$270,343

	Six Months Ended June 30
	2003	2002	2003	2002	2003	2002
(In millions)	Total Revenues-FTE (1)		Provision for (Benefit of) Income Taxes (1)		Net Income (Loss)
Retail (2)	$3,119	$3,046	$442	$429	$768	$735
Commercial Banking	1,936	2,078	165	85	466	290
Card Services	2,290	2,315	329	347	527	547
Investment Management	702	740	98	119	165	204
Corporate (2)	114	341	(249)	(168)	(252)	(146)

Total	$8,161	$8,520	$785	$812	$1,674	$1,630

(1)	Total revenue-FTE and provision for (benefit of) income taxes include tax equivalent adjustments of $39 million and $36 million for three months ended June 30, 2003 and 2002, respectively. For the six months ended June 30, 2003 and 2002, tax equivalent adjustments were $76 million and $71 million, respectively.
(2)	Prior period amounts have been reclassified for the transfer of the non-core portfolios from the Retail line of business to the Corporate line of business. See page 6 for a discussion of this transfer.

Note 7–Interest Income and Interest Expense
Details of interest income and interest expense were as follows:

	Three Months Ended June 30		Six Months Ended June 30
(In millions)	2003	2002	2003	2002
Interest Income:
Loans, including fees	$2,218	$2,450	$4,520	$5,019
Bank balances	19	12	39	27
Federal funds sold and securities purchased under resale agreements	43	38	86	81
Trading assets	86	64	160	124
Investment securities	776	847	1,534	1,700

Total interest income	3,142	3,411	6,339	6,951

Interest Expense:
Deposits	525	696	1,082	1,420
Federal funds purchased and securities sold under repurchase agreements	73	73	135	135
Other short-term borrowings	90	55	177	95
Long-term debt	473	545	972	1,059

Total interest expense	1,161	1,369	2,366	2,709

Net interest income	1,981	2,042	3,973	4,242
Provision for credit losses	461	607	957	1,272

Net interest income after provision for credit losses	$1,520	$1,435	$3,016	$2,970

Note 8–Investment Securities
The summary of the Corporation’s investment portfolio follows:

	At June 30, 2003
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Book Value)
U.S. Treasury	$3,799	$35	$35	$3,799
U.S. government agencies	34,959	571	27	35,503
States and political subdivisions	1,267	74	2	1,339
Interests in credit card securitized receivables (1)	24,073	128	-	24,201
Other debt securities	4,789	66	17	4,838
Equity securities (1)	3,458	15	1	3,472

Total available for sale securities	$72,345	$889	$82	73,152

Principal and other investments (2)				2,025

Total investment securities				$75,177

	At December 31, 2002
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Book Value)
U.S. Treasury	$1,310	$25	$-	$1,335
U.S. government agencies	26,419	635	14	27,040
States and political subdivisions	1,116	54	1	1,169
Interests in credit card securitized receivables (1)	28,202	147	-	28,349
Other debt securities	4,719	40	14	4,745
Equity securities (1)	3,406	4	1	3,409

Total available for sale securities	$65,172	$905	$30	66,047

Principal and other investments (2)				1,596

Total investment securities				$67,643

	At June 30, 2002
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Book Value)
U.S. Treasury	$1,577	$29	$2	$1,604
U.S. government agencies	29,082	356	104	29,334
States and political subdivisions	1,145	40	1	1,184
Interests in credit card securitized receivables (1)	21,853	90	-	21,943
Other debt securities	6,521	39	10	6,550
Equity securities (1)	3,404	16	-	3,420

Total available for sale securities	$63,582	$570	$117	64,035

Principal and other investments (2)				1,650

Total investment securities				$65,685

(1)	The fair values of certain securities for which market quotations were not available were estimated.
(2)	The fair values of certain securities reflect liquidity and other market-related factors, and include investments accounted for at fair value consistent with specialized industry practice.

        For the three months ended June 30, 2003, gross recognized gains and losses on available-for-sale investment securities were $106 million and $12 million, respectively. For the three months ended June 30, 2002, gross recognized gains and losses on available-for-sale investment securities were $375 million and $177 million, respectively.

        For the six months ended June 30, 2003, gross recognized gains and losses on available-for-sale investment securities were $198 million and $44 million, respectively. For the six months ended June 30, 2002, gross recognized gains and losses on available-for-sale investment securities were $466 million and $231 million, respectively.

Note 9–Guaranteed Preferred Beneficial Interest in the Corporation’s Junior Subordinated Debt
The Corporation has sponsored ten trusts with a total aggregate issuance outstanding of $3.3 billion at June 30, 2003 in trust preferred securities as follows:

	Trust Preferred			Junior Subordinated Debt Owned by Trust
(Dollars in millions)	Issuance Date	Initial Liquidation Value	Distribution Rate	Initial Principal Amount	Maturity	Redeemable Beginning
Capital VI	September 28, 2001	$525	7.20%	$541.2	October 15, 2031	October 15, 2006
Capital V	January 30, 2001	300	8.00%	309.3	January 30, 2031	January 30, 2006
Capital IV	August 30, 2000	160	3-mo LIBOR	164.9	September 1, 2030	September 1, 2005
			plus 1.50%
Capital III	August 30, 2000	475	8.75%	489.7	September 1, 2030	See (1) below.
Capital II	August 8, 2000	280	8.50%	288.7	August 15, 2030	August 15, 2005
Capital I	September 20, 1999	575	8.00%	592.8	September 15, 2029	September 20, 2004
First Chicago NBD Capital 1	January 31, 1997	250	3-mo LIBOR	257.7	February 1, 2027	February 1, 2007
			plus 0.55%
First USA Capital Trust I (2)	December 20, 1996	200	9.33%	206.2	January 15, 2027	January 15, 2007
First Chicago NBD Institutional Capital A	December 3, 1996	500	7.95%	515.5	December 1, 2026	December 1, 2006
First Chicago
NBD Institutional
Capital B	December 5, 1996	250	7.75%	257.7	December 1, 2026	December 1, 2006

(1)	Redeemable at any time subject to approval by the Federal Reserve Board.
(2)	The Corporation paid a premium of $36 million to repurchase $193 million of these securities in 1997.

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

Note 10–Supplemental Disclosures for Accumulated Other Adjustments to Stockholders’ Equity
Accumulated other adjustments to stockholders’ equity were as follows:

	Six Months Ended June 30
(In millions)	2003	2002
Fair value adjustment on investment securities-available for sale:
Balance, beginning of period	$552	$78
Change in fair value, net of taxes of $23 and $202 for the
six months ended June 30, 2003 and 2002, respectively	46	353
Reclassification adjustment, net of tax benefits of $55 and $86 for the
six months ended June 30, 2003 and 2002, respectively	(97)	(149)

Balance, end of period	501	282

Fair value adjustment on derivative instruments-cash flow type hedges:
Balance, beginning of period	(560)	(146)
Net change in fair value associated with current period hedging activities, net of tax benefits of $111 and $148 for the six
months ended June 30, 2003 and 2002, respectively	(192)	(222)
Reclassification into earnings, net of taxes of $99 and $87 for
the six months ended June 30, 2003 and 2002, respectively	171	130

Balance, end of period	(581)	(238)

Accumulated translation adjustment:
Balance, beginning of period	-	3
Translation gain (loss), net of hedge results and taxes	6	(1)

Balance, end of period	6	2

Minimum pension liability:
Balance, beginning of period	-	-
Minimum pension liability (loss), net of taxes	(2)	-

Balance, end of period	(2)	-

Total accumulated other adjustments to stockholders' equity	$(76)	$46

Note 11–Stock-Based Compensation
The Corporation utilizes stock-based awards, including restricted shares and stock options, as part of its overall compensation program. In addition, the Corporation provides employees the opportunity to purchase its shares through an Employee Stock Purchase Plan.

        Effective January 1, 2002, the Corporation adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment to FASB Statement No. 123” (“SFAS No. 148”), and selected the prospective method of transition and began recognizing compensation expense based on the fair value method on newly granted stock awards. Under this method, compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period of the grant. Pursuant to the requirements of SFAS No. 123, as amended by SFAS No. 148, options granted prior to January 1, 2002, continue to be accounted for under APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Under APB No. 25, no compensation expense is recognized when the exercise price is greater than or equal to the market price of the underlying common stock on the date of grant.

        Awards under the Corporation’s stock compensation plans vest over periods ranging primarily from three to five years. Therefore, the expense related to stock option compensation included in the determination of net income for 2003 and 2002 was less than that which would have been recognized if the fair value method had been applied to all awards since the original effective date of SFAS No. 123. The net income and earnings per share implications if the fair value method had been applied to all awards vesting during the three and six months ended June 30, 2003 and 2002 would have been as follows:

	Three Months Ended June 30		Six Months Ended June 30
(In millions, except per share data)	2003	2002	2003	200
Net income attributable to common stockholders' equity	$856	$843	$1,674	$1,630
Add: Stock-based employee compensation expense
included in reported net income, net of related tax effects	26	19	53	32
Deduct: Total stock-based employee compensation expense
determined under the fair value method for all awards
vesting during the period, net of related tax effects	34	32	69	79

Pro forma net income attributable to common stockholders' equity	$848	$830	$1,658	$1,583
Earnings per share:
Basic - as reported	$0.76	$0.72	$1.47	$1.39
Basic - pro forma	0.75	0.71	1.45	1.35

Diluted - as reported	0.75	0.71	1.46	1.38
Diluted - pro forma	0.74	0.70	1.44	1.34

        Other disclosures related to stock options have not materially changed from the disclosure provided in Note 19, “Stock-Based Compensation” of the Corporation’s 2002 Annual Report on pages 100-101.

Note 12-Financial Guarantees
In the normal course of business, the Corporation is a party to financial instruments containing credit and/or market risks. These financial instruments are primarily credit-related instruments. The Corporation has risk management policies to identify, monitor and limit exposure to credit, liquidity and market risks. To mitigate credit risk for financial guarantees, the Corporation generally determines the need for specific covenant, guarantee and collateral requirements on a case-by-case basis, depending on the nature of the financial instrument and the customer’s creditworthiness.

        The following is a summary of financial instruments that are considered guarantees in accordance with FIN No. 45:

	June 30, 2003		December 31, 2002
(In millions)	Contract Amount	Carrying Value (3)	Contract Amount	Carrying Value (3)
Standby letters of credit and
foreign office guarantees (1) (2)	$26,209	$298	$23,979	$218
Loans sold with recourse	3,549	10	4,742	10
Swap guarantees	276	9	222	9
Asset purchase agreements (4)	2,133	-	2,453	-

(1)	The contract amount of financial standby letters of credit and foreign office guarantees and performance standby letters of credit and foreign guarantees totaled $22.1 billion and $4.1 billion and $20.4 billion and $3.6 billion at June 30, 2003 and December 31, 2002, respectively.
(2)	Includes $8.5 billion and $7.1 billion at June 30, 2003 and December 31, 2002, respectively, participated to other institutions.
(3)	The carrying value of financial guarantees includes amounts deferred and recognized in income over the life of the contract and amounts for inherent losses in accordance with FASB Statement No. 5, “Accounting for Contingencies” (“SFAS No. 5”). These amounts are generally reported in other liabilities except the SFAS No. 5 component related to standby letters of credit that is reported in the allowance for credit losses.
(4)	Certain asset purchase agreements entered into in conjunction with the Corporation’s asset-backed conduit program qualify as financial guarantees under this new accounting guidance due to the specific structure of certain of these agreements. For additional discussion of the asset purchase agreements and the related off-balance sheet exposure, see page 42.

        For a discussion of these types of agreements, see “Financial Guarantees” in the Corporation’s 2002 Annual Report on page 103.

        The Corporation also sells put options that are considered a form of financial guarantee when the counterparties that purchase the contracts actually own the reference financial instrument (generally loans, commodities and equities). A put option sold by the Corporation provides the counterparty the right to sell (i.e., “put”) the reference asset to the Corporation at a pre-determined price.

        The following table summarizes the Corporation inventory of sold put options as of June 30, 2003, in which it was probable that the counterparty owns the reference financial instrument:

(In millions)	Contract Amount	Carrying Value
Loans	$5,097	$68
Commodities	303	(6)
Equities	97	(20)

Note 13–Collateral Policy Related to Certain Asset Transfer Activity
The maximum outstanding amount of securities under resale agreements at June 30, 2003 and 2002 was $15.4 billion and $8.1 billion, respectively. The average outstanding amount of securities under resale agreements during the quarters ended June 30, 2003 and 2002 was $9.5 billion and $6.2 billion, respectively.

Note 14–Contingent Liabilities
The Corporation and certain of its subsidiaries have been named as defendants in various legal proceedings, including certain class actions, arising out of the normal course of business or operations. In certain of these proceedings, which are based on alleged violations of consumer protection, securities, banking, insurance and other laws, rules or principles, substantial money damages may be asserted against the Corporation and its subsidiaries. Since the Corporation and certain of its subsidiaries, which are regulated by one or more federal and state regulatory authorities, are the subject of numerous examinations and reviews by such authorities, the Corporation also is and will be, from time to time, normally engaged in various disagreements with regulators, related primarily to its financial services businesses. The Corporation also receives tax deficiency assessments from various taxing jurisdictions.

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

Note 15–Subsequent Event
On July 24, 2003, the Corporation announced an agreement to sell the Corporate Trust Services business, part of the Investment Management line of business. The sale price is $720 million, of which approximately 10% is contingent upon business retention. The sale includes the corporate, municipal, structured finance and escrow businesses as well as the document custody and London corporate trust operations. The closing of the transaction, pending regulatory approvals, is expected to occur later this year.

SELECTED STATISTICAL INFORMATION
Bank One Corporation and Subsidiaries

Average Balances/Net Interest Margin/Rates

	Three Months Ended
	June 30, 2003			March 31, 2003
(Dollars in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Short-term investments	$17,775	$62	1.40%	$17,672	$63	1.45%
Trading assets (1)	10,211	87	3.42	8,414	74	3.57
Investment securities: (1)
U.S. government and federal agency	33,356	336	4.04	29,030	280	3.91
States and political subdivisions	1,237	21	6.81	1,169	20	6.94
Other	32,142	444	5.54	34,851	482	5.61

Total investment securities	66,735	801	4.81	65,050	782	4.88
Loans (1) (2)	144,635	2,231	6.19	146,419	2,315	6.41

Total earning assets	239,356	3,181	5.33	237,555	3,234	5.52
Allowance for credit losses	(4,535)			(4,558)
Other assets - nonearning	41,452			38,892

Total assets	$276,273			$271,889

Liabilities and Stockholders' Equity
Interest-bearing deposits: (3)
Savings	$10,260	$14	0.55%	$9,662	$14	0.59%
Money market	62,881	172	1.10	60,886	175	1.17
Time	27,104	274	4.05	29,401	307	4.23
Foreign offices (4)	15,985	65	1.63	14,513	61	1.70

Total deposits - interest-bearing	116,230	525	1.81	114,462	557	1.97
Federal funds purchased and securities
under repurchase agreements	20,383	73	1.44	16,866	62	1.49
Other short-term borrowings	13,413	90	2.69	12,433	87	2.84
Long-term debt (5)	45,014	473	4.21	44,630	499	4.53

Total interest-bearing liabilities	195,040	1,161	2.39	188,391	1,205	2.59

Noninterest-bearing deposits	44,077			46,397
Other liabilities	14,694			14,480
Preferred stock
Common stockholders' equity	22,462			22,621

Total liabilities and equity	$276,273			$271,889

Interest income/earning assets		$3,181	5.33%		$3,234	5.52%
Interest expense/earning assets		1,161	1.95		1,205	2.06

Net interest income/margin		$2,020	3.38%		$2,029	3.46%

(1)	Includes tax-equivalent adjustments based on federal income tax rate of 35%.
(2)	Nonperforming loans are included in average balances used to determine average rate.
(3)	On a consolidated basis, demand deposit balances are routinely swept overnight into money market deposits. On a line of business basis, balances are presented without the impact of sweeps. Certain prior period data has been adjusted to conform with current period presentation.
(4)	Includes international banking facilities’ deposit balances in domestic offices and balances of Edge Act and overseas offices.
(5)	Includes trust preferred capital securities.

SELECTED STATISTICAL INFORMATION
Bank One Corporation and Subsidiaries

Average Balances/Net Interest Margin/Rates

Three Months Ended
December 31, 2002			September 30, 2002			June 30, 2002
Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

$15,338	$62	1.60%	$9,484	$49	2.05%	$10,300	$49	1.91%
6,995	67	3.80	6,426	66	4.07	6,941	65	3.76

28,549	338	4.70	30,331	401	5.25	26,655	364	5.48
1,177	20	6.74	1,171	21	7.11	1,178	22	7.49
34,350	521	6.02	35,230	558	6.28	31,257	484	6.21

64,076	879	5.44	66,732	980	5.83	59,090	870	5.91
150,531	2,477	6.53	148,152	2,478	6.64	149,674	2,463	6.60

236,940	3,485	5.84	230,794	3,573	6.14	226,005	3,447	6.12
(4,566)			(4,533)			(4,521)
37,888			36,277			34,383

$270,262			$262,538			$255,867

$10,076	$20	0.79%	$9,953	$17	0.68%	$10,997	$23	0.84%
58,003	204	1.40	54,537	201	1.46	55,818	188	1.35
31,483	342	4.31	33,340	374	4.45	35,529	414	4.67
14,776	66	1.77	14,634	75	2.03	14,293	71	1.99

114,338	632	2.19	112,464	667	2.35	116,637	696	2.39

14,950	63	1.67	15,115	73	1.92	15,188	73	1.93
12,270	90	2.91	9,802	77	3.12	6,031	55	3.66
43,180	508	4.67	43,229	521	4.78	43,870	545	4.98

184,738	1,293	2.78	180,610	1,338	2.94	181,726	1,369	3.02

48,521			45,201			38,994
14,760			14,646			13,557

22,243			22,081			21,590

$270,262			$262,538			$255,867

	$3,485	5.84%		$3,573	6.14%		$3,447	6.12%
	1,293	2.17		1,338	2.30		1,369	2.43

	$2,192	3.67%		$2,235	3.84%		$2,078	3.69%

        For footnote detail see page 62.

SELECTED STATISTICAL INFORMATION
Bank One Corporation and Subsidiaries

Average Balances/Net Interest Margin/Rates

	Six Months Ended June 30
	2003			2002
(Dollars in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Short-term investments	$17,723	$125	1.42%	$11,424	$107	1.89%
Trading assets (1)	9,318	161	3.48	6,592	125	3.82
Investment securities: (1)
U.S. government and federal agency	31,206	616	3.98	26,271	716	5.50
States and political subdivisions	1,203	41	6.87	1,232	45	7.37
Other	33,489	926	5.58	31,082	985	6.39

Total investment securities	65,898	1,583	4.84	58,585	1,746	6.01
Loans (1) (2)	145,522	4,546	6.30	152,293	5,044	6.68

Total earning assets	238,461	6,415	5.42	228,894	7,022	6.19
Allowance for credit losses	(4,547)			(4,542)
Other assets - nonearning	40,179			35,238

Total assets	274,093			259,590

Liabilities and Stockholders' Equity
Interest-bearing deposits: (3)
Savings	$9,963	$28	0.57	$11,859	$48	0.82
Money market	60,409	347	1.16	56,917	374	1.33
Time	28,246	581	4.15	36,453	859	4.75
Foreign offices (4)	15,149	126	1.68	14,179	139	1.98

Total deposits - interest-bearing	113,767	1,082	1.92	119,408	1,420	2.40
Federal funds purchased and securities
under repurchase agreements	18,634	135	1.46	14,861	135	1.83
Other short-term borrowings	12,925	177	2.76	6,699	95	2.86
Long-term debt (5)	44,823	972	4.37	43,449	1,059	4.92

Total interest-bearing liabilities	190,149	2,366	2.51	184,417	2,709	2.96

Noninterest-bearing deposits	46,815			40,252
Other liabilities	14,588			13,693
Preferred stock
Common stockholders' equity	22,541			21,228

Total liabilities and equity	$274,093			$259,590

Interest income/earning assets		$6,415	5.42%		$7,022	6.19%
Interest expense/earning assets		2,366	2.00		2,709	2.39

Net interest income/margin		$4,049	3.42%		$4,313	3.80%

(1)	Includes tax-equivalent adjustments based on federal income tax rate of 35%.
(2)	Nonperforming loans are included in average balances used to determine average rate.
(3)	On a consolidated basis, demand deposit balances are routinely swept overnight into money market deposits. On a line of business basis, balances are presented without the impact of sweeps. Certain prior period data has been adjusted to conform with current period presentation.
(4)	Includes international banking facilities’ deposit balances in domestic offices and balances of Edge Act and overseas offices.
(5)	Includes trust preferred capital securities.

REPORT OF MANAGEMENT

        Management of Bank One Corporation and its subsidiaries (the “Corporation”) is responsible for the preparation, integrity and fair presentation of its published financial reports. These reports include consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America, using management’s best judgment and all information available.

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

        Management of the Corporation is responsible for establishing and maintaining disclosure controls and procedures to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. In addition to disclosure controls and procedures, management of the Corporation is responsible for establishing and maintaining an effective process for internal control over financial reporting, which provides reasonable, but not absolute, assurance of the safeguarding of assets against unauthorized acquisition, use or disposition. The Corporation maintains systems of controls that it believes are reasonably designed to provide management with timely and accurate information about the operations of the Corporation. This process is supported by an internal audit function along with the ongoing appraisal of controls by the Audit and Risk Management Committee. Both the Corporation’s independent accountants and the internal audit function directly provide reports on significant matters to the Audit and Risk Management Committee. The Corporation’s independent accountants, the internal audit function and the Audit and Risk Management Committee have free access to each other. Disclosure controls and procedures, internal controls, systems and corporate-wide processes and procedures are continually evaluated and enhanced.

        Management of the Corporation evaluated its disclosure controls and procedures as of June 30, 2003. Based on this evaluation, the Principal Executive Officer and Principal Financial Officer each concludes that as of June 30, 2003, the Corporation maintained effective disclosure controls and procedures in all material respects, including those to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and is accumulated and communicated to management, including the Principal Executive Officer and the Principal Financial Officer, as appropriate to allow for timely decisions regarding required disclosure. There has been no change in the Corporation’s internal control over financial reporting that occurred during the Corporation’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

BANK ONE CORPORATION

August 8, 2003

/s/ James Dimon —————————————— James Dimon Principal Executive Officer
/s/ Heidi Miller —————————————— Heidi Miller Principal Financial Officer

REVIEW REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders
Bank One Corporation:

        We have reviewed the accompanying consolidated balance sheets of Bank One Corporation and subsidiaries (the “Corporation”) as of June 30, 2003 and 2002, the related consolidated income statements for the three and six month periods ended June 30, 2003 and 2002, and the related consolidated statements of stockholders’ equity and cash flows for the six-month periods ended June 30, 2003 and 2002. These condensed consolidated financial statements are the responsibility of the Corporation’s management.

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
August 7, 2003

/s/ KPMG LLP —————————————— KPMG LLP

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2003

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number 001-15323

BANK ONE CORPORATION ———————————————————————————— (exact name of registrant as specified in its charter)
DELAWARE 31-0738296 ———————————————————————————— (State or other jurisdiction of (I.R.S. Employer incorporation or organization) Identification No.)
1 BANK ONE PLAZA CHICAGO, ILLINOIS 60670 ———————————————————————————— (Address of principal executive offices) (Zip Code)
312-732-4000 ———————————————————————————— (Registrant's telephone number, including area code)
———————————————————————————— (Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  X   No

        Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 31, 2003.

Class ————————————— Common Stock $0.01 par value	Number of Shares Outstanding ——————————————————— 1,126,832,973

Form 10-Q Cross-Reference Index

PART I–FINANCIAL INFORMATION

ITEM 1. Financial Statements
Page
Consolidated Balance Sheets- June 30, 2003 and 2002, and December 31, 2002	47

Consolidated Income Statements- Three and six months ended June 30, 2003 and 2002	48
Consolidated Statements of Stockholders' Equity- Six months ended June 30, 2003 and 2002	49
Consolidated Statements of Cash Flows- Six months ended June 30, 2003 and 2002	50
Notes to Consolidated Financial Statements	51
Selected Statistical Information	62
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	2-46
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	27-30
ITEM 4. Controls and Procedures	65

PART II–OTHER INFORMATION

PART II–OTHER INFORMATION

ITEM 1. Legal Proceedings
               None

ITEM 2. Changes in Securities and Use of Proceeds
               None

ITEM 3. Defaults Upon Senior Securities
               Not applicable

ITEM	4.	Submission of Matters to a Vote of Security Holders
Bank One Corporation held its Annual Meeting of Stockholders on Tuesday, April 15, 2003. A total of 996,181,626 shares were represented in person or by proxy, or more than 85% of the total shares outstanding. The results of shareholder voting on the two proposals presented were as follows:

1.     Proposal 1—Stockholders elected the 13 Director nominees named in the Proxy Statement:

Name	For	Withheld
John H. Bryan	981,817,971	14,363,655
Stephen B. Burke	981,663,814	14,517,812
James S. Crown	953,042,765	43,138,861
James Dimon	979,825,022	16,356,604
Maureen A. Fay	952,168,249	44,013,377
John R. Hall	951,836,359	44,345,267
Laban P. Jackson, Jr.	981,745,987	14,435,639
John W. Kessler	952,214,791	43,966,835
Robert I. Lipp	981,766,644	14,414,982
Richard A. Manoogian	952,624,038	43,557,588
David C. Novak	982,023,720	14,157,906
John W. Rogers, Jr.	982,388,488	13,793,138
Frederick P. Stratton, Jr.	982,122,508	14,059,118

2.     Proposal 2—Stockholders ratified the appointment of KPMG LLP as Bank One’s independent auditor for 2003:

For	Against	Abstain
966,915,442	22,159,653	7,105,679

ITEM 5. Other Information
               None

ITEM 6. Exhibits and Reports on Form 8-K

(a)   Exhibit 12–Statement regarding computation of ratios.

Exhibit	15–Letter of independent public accountants regarding unaudited interim financial information.

Exhibit	31 (a)–Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit	31 (b)–Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit	32 (a)–Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit	32 (b)–Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   The Registrant filed the following Current Reports on Form 8-K during the quarter ended June 30, 2003.

Date	Item Reported

April	15, 2003 Registrant’s April 15, 2003 news release announcing its 2003 first quarter earnings.

May	30, 2003 Registrant’s May 30, 2003 news release announcing its agreement to purchase key business components of Zurich Life Zurich Financial Services Group.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK ONE CORPORATION
Date	August 8, 2003 ——————————————	/s/ James Dimon —————————————— James Dimon Principal Executive Officer

Date	August 8, 2003 ——————————————	/s/ Heidi Miller —————————————— Heidi Miller Principal Financial Officer

Date	August 8, 2003 ——————————————	/s/ Melissa J. Moore —————————————— Melissa J. Moore Principal Accounting Officer

BANK ONE CORPORATION

EXHIBIT INDEX

Exhibit Number               Description of Exhibit

         12                   Statement regarding computation of ratios.

         15                   Letter of independent public accountants regarding unaudited interim financial information.

        31 (a)–           Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        31 (b)–           Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        32 (a)–           Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        32 (b)–           Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 12

Statement Regarding Computation of Ratios

        The ratios of income to fixed charges have been computed on the basis of the total enterprise (as defined by the Commission) by dividing income before fixed charges and income taxes by fixed charges. Fixed charges consist of interest expense on all long-term and short-term borrowings, excluding or including interest on deposits as indicated below. The computations of other ratios are evident from the information presented in this Form 10-Q and the Corporation’s 2002 Annual Report.

Bank One Corporation and Subsidiaries
COMPUTATIONS OF CONSOLIDATED RATIOS OF EARNINGS TO FIXED CHARGES

(In millions, except ratios)	Six Months Ended June 30, 2003	Year Ended 2002	Year Ended 2001	Year Ended 2000 (1)	Year Ended 1999
EXCLUDING INTEREST ON DEPOSITS:
Pretax income (loss) from continuing operations	$2,383	$4,763	$3,800	$(1,080)	$4,974
Earnings (loss) from unconsolidated entities
under the equity method of accounting	61	91	(80)	(129)	(47)
Fixed charges, excluding capitalized interest	1,336	2,720	3,868	5,198	3,719

Adjusted pretax earnings base	3,780	7,574	7,588	3,989	8,646

Interest, excluding interest on deposits	1,284	2,621	3,771	5,105	3,622
Rental factor	52	99	96	93	97
Capitalized interest	1	1	4	9	2

Fixed charges	1,337	2,721	3,871	5,207	3,721
Consolidated ratios of earnings to fixed charges,
excluding interest on deposits	2.8x	2.8x	2.0x	0.8x	2.3x

INCLUDING INTEREST ON DEPOSITS:
Pretax income (loss) from continuing operations	$2,383	$4,763	$3,800	$(1,080)	$4,974
Earnings (loss) from unconsolidated entities
under the equity method of accounting	61	91	(80)	(129)	(47)
Fixed charges, excluding capitalized interest	2,418	5,439	8,763	11,335	8,370

Adjusted pretax earnings base	4,862	10,293	12,483	10,126	13,297

Interest, including interest on deposits	2,366	5,340	8,666	11,242	8,273
Rental factor	52	99	96	93	97
Capitalized interest	1	1	4	9	2

Fixed charges	2,419	5,440	8,766	11,344	8,372
Consolidated ratios of earnings to fixed charges,
including interest on deposits	2.0x	1.9x	1.4x	0.9x	1.6x

(1)	Results for the year ended December 31, 2000 were insufficient to cover fixed charges. The coverage deficiency was approximately $1.2 billion.

EXHIBIT 15

Bank One Corporation
1 Bank One Plaza
Chicago, Illinois 60670

        Re: Quarterly Report Pursuant to Section 13 of the Securities Act of 1934 for the quarterly period ended June 30, 2003 as filed on Form 10-Q on August 8, 2003

        With respect to the subject quarterly report pursuant to Section 13 of the Securities Act of 1934 for the quarterly period ended June 30, 2003 as filed on Form 10-Q on August 8, 2003, we acknowledge our awareness of the use therein of our report dated August 7, 2003, related to our review of interim financial information.

        Pursuant to Rule 436 under the Securities Act of 1933 (the “Act”), such report is not considered part of a registration statement prepared or certified by an accountant, or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of the Act.

      Chicago, Illinois
      August 8, 2003

/s/ KPMG LLP —————————————— KPMG LLP

EXHIBIT 31 (a)

                    I, James Dimon, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Bank One Corporation;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
(c)	Disclosed inthis report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and
(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

                    August 8, 2003

/s/ James Dimon —————————————— James Dimon Principal Executive Officer

EXHIBIT 31 (b)

                    I, Heidi Miller, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Bank One Corporation;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
(c)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and
(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

                    August 8, 2003

/s/ Heidi Miller —————————————— Heidi Miller Principal Financial Officer

EXHIBIT 32 (a)

        I hereby certify that this Form 10-Q, containing Bank One Corporation’s consolidated financial statements as of and for the three and six months ended June 30, 2003, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, and the information contained in this Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

August 8, 2003

/s/ James Dimon —————————————— James Dimon Chief Executive Officer

EXHIBIT 32 (b)

        I hereby certify that this Form 10-Q, containing Bank One Corporation’s consolidated financial statements as of and for the three and six months ended June 30, 2003, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, and the information contained in this Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

August 8, 2003

/s/ Heidi Miller —————————————— Heidi Miller Chief Financial Officer