Form 10-Q
period 2003-09-30
BANK ONE CORP
filed 2003-11-06
CIK 1067092

BANK ONE CORPORATION
INDEX TO FINANCIAL REVIEW

1	Five Quarter Summary of Selected Financial Information
2	Forward-Looking Statements
2	Application of Critical Accounting Policies
2	Summary of Results
7	Business Segment Results
7	Business Segment Results and Other Data
30	Balance Sheet Analysis
30	Risk Management
31	Liquidity Risk Management
31	Market Risk Management
34	Credit Portfolio Composition
37	Asset Quality
39	Allowance for Credit Losses
42	Derivative Financial Instruments
43	Loan Securitizations and Off-Balance Sheet Activities
46	Capital Management
50	Consolidated Financial Statements
54	Notes to Consolidated Financial Statements
64	Selected Statistical Information
67	Report of Management
68	Review Report of Independent Public Accountants
69	Form 10-Q

FIVE QUARTER SUMMARY OF SELECTED FINANCIAL INFORMATION
Bank One Corporation and Subsidiaries

	Three Months Ended
(In millions, except per share data, ratios, and headcount)	September 30 2003	June 30 2003	March 31 2003	December 31 2002	September 30 2002
INCOME STATEMENT DATA:
Total revenue, net of interest expense	$4,084	$4,072	$3,943	$4,197	$4,154
Net interest income	2,086	1,970	1,984	2,144	2,188
Net interest income-
fully taxable-equivalent basis ("FTE") (1)	2,127	2,009	2,021	2,180	2,226
Noninterest income	1,998	2,102	1,959	2,053	1,966
Provision for credit losses	416	461	496	628	587
Noninterest expense	2,421	2,403	2,297	2,371	2,404

Income from continuing operations, net of taxes	874	847	811	832	813

Income from discontinued operations, net of taxes (2)	9	9	7	10	10

Net income	883	856	818	842	823
PER COMMON SHARE DATA:
Basic earnings per share
Income from continuing operations, net	$0.78	$0.75	$0.70	$0.72	$0.70
Income from discontinued operations, net	0.01	0.01	0.01	0.01	0.01

Net income	$0.79	$0.76	$0.71	$0.73	$0.71

Diluted earnings per share
Income from continuing operations, net	0.78	0.74	0.70	0.71	0.69
Income from discontinued operations, net	0.01	0.01	0.01	0.01	0.01

Net income	$0.79	$0.75	$0.71	$0.72	$0.70

Cash dividends declared	0.25	0.21	0.21	0.21	0.21
Book value	20.05	19.70	19.44	19.28	18.79
BALANCE SHEET DATA - ENDING BALANCES:
Loans	$141,710	$144,583	$144,747	$148,125	$150,389
Total assets	290,006	299,463	287,864	277,383	274,187
Deposits	163,411	172,015	167,075	170,008	164,036
Long-term debt (3)	44,225	46,070	44,950	43,234	42,481
Common stockholders' equity	22,411	22,257	22,316	22,440	21,925
Total stockholders' equity	22,411	22,257	22,316	22,440	21,925
CREDIT QUALITY RATIOS:
Annualized net charge-offs to average loans	1.50%	1.35%	1.35%	1.65%	1.55%
Allowance to period end loans	3.34	3.35	3.31	3.20	3.17
Nonperforming assets to related assets (4)	2.06	2.28	2.38	2.38	2.48
FINANCIAL PERFORMANCE:
Return on average assets	1.24%	1.24%	1.22%	1.24%	1.24%
Return on average common equity	15.8	15.3	14.7	15.0	14.8
Net interest margin	3.45	3.37	3.45	3.65	3.83
Efficiency ratio (5)	58.7	58.5	57.7	56.0	57.3
CAPITAL RATIOS:
Risk-based capital:
Tier 1	9.8%	9.7%	10.0%	9.9%	9.5%
Total	13.5	13.6	13.8	13.7	13.0
Leverage	8.4	8.7	8.9	8.9	9.0
COMMON STOCK DATA:
Average shares outstanding:
Basic	1,115	1,132	1,148	1,157	1,162
Diluted	1,124	1,140	1,156	1,166	1,171
Stock price, quarter-end	$38.65	$37.18	$34.62	$36.55	$37.40
Headcount	71,240	72,323	74,077	73,685	73,535

(1)	Net interest income-FTE includes tax equivalent adjustments of $41 million, $39 million, $37 million, $36 million and $38 million for the quarters ended September 30, 2003, June 30, 2003, March 31, 2003, December 31, 2002 and September 30, 2002, respectively.
(2)	As a result of the Corporation’s announced agreement to sell its corporate trust services business, the results of these operations are reported as discontinued.
(3)	Includes trust preferred securities.
(4)	Related assets consist of loans outstanding, including loans held for sale, and other real estate owned.
(5)	The efficiency ratio is based on income from continuing operations. Prior periods have been recalculated to conform with the current period presentation.

FORWARD-LOOKING STATEMENTS

Management’s Discussion and Analysis included herein contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, Bank One Corporation and its subsidiaries (the “Corporation”) may make or approve certain statements in future filings with the Securities and Exchange Commission (the “Commission”), in press releases, and in oral and written statements made by or with the Corporation’s approval that are not statements of historical fact and may constitute forward-looking statements. Forward-looking statements may relate to, without limitation, the Corporation’s financial condition, results of operations, plans, objectives, future performance or business.

        Words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “estimates,” “targeted” and similar expressions are intended to identify forward-looking statements but are not the only means to identify these statements.

        Forward-looking statements involve risks and uncertainties. Actual conditions, events or results may differ materially from those contemplated by a forward-looking statement. Factors that could cause this difference – many of which are beyond the Corporation’s control – include the following, without limitation:

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Generally accepted accounting principles are complex and require management to apply significant judgments to various accounting, reporting and disclosure matters. Management of the Corporation must use assumptions and estimates to apply these principles where actual measurement is not possible or practical. Changes in such estimates may have a significant impact on the financial statements. For a complete discussion of the Corporation’s significant accounting policies, see “Notes to the Consolidated Financial Statements” in the Corporation’s 2002 Annual Report on pages 84-108. Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Management has reviewed the application of these policies with the Audit and Risk Management Committee of the Corporation’s Board of Directors. For a discussion of the assumptions used to value the August 2003 stock option grant see Note 12, “Stock-Based Compensation.” For a discussion of applying critical accounting policies, see “Application of Critical Accounting Policies” beginning on page 35 in the Corporation’s 2002 Annual Report.

SUMMARY OF RESULTS
(All comparisons are to the same period in the prior year unless otherwise specified.)

This quarter the Corporation purchased key business components of Zurich Life, a U.S. life and annuity operation of Zurich Financial Services Group. For a discussion of this purchase, see page 56. The results of operations for Zurich Life from September 1 to September 30, 2003 are included in the Corporation’s consolidated financial statements for the three and nine months ended September 30, 2003.

        Net income was $883 million, or $0.79 per diluted share. This compares to net income of $823 million, or $0.70 per diluted share. For the nine months ended September 30, 2003, net income totaled $2.6 billion, or $2.25 per diluted share. This compares to net income of $2.5 billion, or $2.08 per diluted share.

Net Interest Income

Net interest income represents the spread on interest earning assets over interest bearing liabilities, including loan fees, cash interest collections on nonaccrual loans, dividend income, interest reversals, and income or expense on derivatives used to manage interest rate risk. Net interest income was $2.1 billion, a decrease of $102 million, or 5%. Net interest margin decreased to 3.45% from 3.83%. For the first nine months of 2003, net interest income was $6.0 billion, a decrease of $371 million, or 6%. Net interest margin for the same period decreased to 3.42% from 3.80%. For both the third quarter and the first nine months of 2003, the decline in net interest income and margin generally resulted from actions taken in 2002 to position the balance sheet more defensively for rising interest rates. In 2002, the Corporation extended the duration of liabilities and repositioned the treasury investment portfolio, which reduced net interest income in 2003 due to the lower rate environment. See Note 8, “Interest Income and Interest Expense,” for further details of the components of net interest income.

Noninterest Income

Noninterest income of $2.0 billion increased $32 million, and as a percentage of total revenue increased to 48.9% from 47.3%. This increase was primarily due to net gains in the investment portfolio, higher capital markets revenue and higher deposit service charges, offset by losses on the credit derivatives hedge portfolio.

        For the first nine months of 2003, noninterest income of $6.1 billion was essentially flat. Losses on the credit derivatives hedge portfolio and lower income derived from securitized loans, were mostly offset by the net gains from investment securities. The components of noninterest income for the periods indicated were:

	Three Months Ended September 30				Nine Months Ended September 30
			Change				Change
(Dollars in millions)	2003	2002	Amount	Percent	2003	2002	Amount	Percent
Banking fees and commissions	$441	$410	$31	8%	$1,339	$1,363	$(24)	(2)%
Credit card revenue	974	976	(2)	-	2,736	2,847	(111)	(4)
Service charges on deposits	433	409	24	6	1,229	1,178	51	4
Fiduciary and investment management fees	164	159	5	3	485	488	(3)	(1)
Investment securities gains (losses)	68	(29)	97	N/M	289	49	240	N/M
Trading gains (losses)	23	143	(120)	(84)	(49)	234	(283)	N/M
Other income (loss)	(105)	(102)	(3)	(3)	30	(32)	62	N/M

Total noninterest income	$1,998	$1,966	$32	2	$6,059	$6,127	$(68)	(1)
Noninterest income to total revenue	48.9%	47.3%	1.6%		50.1%	48.9%	1.2%

Quarterly Results

Banking fees and commissions of $441 million increased $31 million, or 8%. Increased asset-backed, syndication and fixed income origination fees, premiums and commissions on insurance products related to the Zurich Life acquisition, and improved investment sales in the Retail line of business were the primary drivers of this increase. Partially offsetting these were lower fees resulting from the elimination of teller service fees.

        Service charges on deposits of $433 million increased $24 million, or 6%, resulting from higher Retail deposit service charges.

        Net securities gains from the investment portfolios were $68 million, compared to net securities losses of $29 million, an increase of $97 million. This increase primarily arose from the sale by One Equity Partners LLC of its controlling interest in Ability One Products Corp. and the overall performance of the principal investments portfolio, partially offset by security losses in the treasury investment portfolio.

        In the third quarter, trading produced gains of $23 million, a decrease of $120 million, or 84%, from trading gains of $143 million. This decrease resulted from the decline in the fair value of the credit derivatives portfolio, which is used to hedge the commercial loan portfolio and limit exposures to specific credits, partially offset by increased derivatives trading revenue.

Year-to-Date Results

Banking fees and commissions of $1.3 billion decreased $24 million, or 2%. This decrease was the result of lower fees from the intentional reduction of non-branded ATM machines and elimination of the teller service fee, partially offset by the increase in asset-backed origination fees.

        Credit card revenue of $2.7 billion decreased by $111 million, or 4%, driven by a lower margin on securitized loans, offset by higher interchange fees from increased card usage volume.

        Service charges on deposits of $1.2 billion increased by $51 million, or 4%. This increase stemmed from higher Retail deposit service charges.

        Net investment securities gains from treasury activities and the principal investment portfolios were $289 million, an increase of $240 million. This increase was primarily a result of a gain on the sale of an investment held in the principal investment portfolio. Valuation adjustments included in each period’s net securities gains were a result of changes in the value of principal investments, the interest rate environment and economic conditions.

        Trading losses of $49 million decreased $283 million from trading gains of $234 million. This decrease was primarily the result of losses on the credit derivatives portfolio used to hedge the commercial loan portfolio and limit exposures for specific credits, partially offset by greater interest rate derivatives and foreign exchange trading revenue.

        Other income of $30 million increased $62 million, primarily the result of gains associated with the sale of commercial loans and securities acquired in satisfaction of debt, and an increase in securitization activity.

Noninterest Expense

Total noninterest expense of $2.4 billion increased $17 million. The components of noninterest expense for the periods indicated were:

	Three Months Ended September 30				Nine Months Ended September 30
			Change				Change
(Dollars in millions)	2003	2002	Amount	Percent	2003	2002	Amount	Percent
Salaries and employee benefits:
Salaries	$1,031	$962	$69	7%	$3,053	$2,806	$247	9%
Employee benefits	162	159	3	2	526	491	35	7

Total salaries and employee benefits	1,193	1,121	72	6	3,579	3,297	282	9
Occupancy	175	158	17	11	505	485	20	4
Equipment	119	107	12	11	347	308	39	13
Outside service fees and processing	290	302	(12)	(4)	838	969	(131)	(14)
Marketing and development	253	292	(39)	(13)	694	828	(134)	(16)
Telecommunication	58	74	(16)	(22)	160	308	(148)	(48)
Intangible amortization	34	32	2	6	98	94	4	4
Other expense	299	318	(19)	(6)	900	949	(49)	(5)

Total noninterest expense before
restructuring-related reversals	2,421	2,404	17	1	7,121	7,238	(117)	(2)
Restructuring-related reversals	-	-	-	-	-	(63)	63	N/M

Total noninterest expense	$2,421	$2,404	$17	1	$7,121	$7,175	$(54)	(1)

Headcount	71,240	73,535	(2,295)	(3)
Efficiency ratio	58.7%	57.3%	1.4%		58.3%	56.7%	1.6%

Quarterly Results

Salaries and employee benefits increased $72 million, or 6%. Higher volume-based commissions incurred by Retail and increased stock option expense for the Corporation contributed to increased compensation levels. Stock option expense includes a new grant for 2003 as well as the amortization expense of the 2002 grant. Overall employee benefits expense also increased. These increases were partially offset by a reduction in headcount.

        Occupancy expense increased $17 million, or 11%. A combination of increased rent and other occupancy expenses, as well as branch expansion costs incurred by Retail, were the main contributing factors.

        Equipment expense increased $12 million, or 11%, as additional depreciation expense was incurred on fixed assets acquired in the Corporation’s systems conversion efforts.

        Marketing and development expense decreased $39 million, or 13%. This decrease was primarily the result of lower advertising expenditures for Card Services, partially offset by an increase in Retail’s marketing spend.

        Telecommunications expense decreased $16 million, or 22%, as the Corporation realized cost savings related to terminated and renegotiated vendor contracts.

        Other expense decreased $19 million, or 6%. Lower operating and fraud costs were the main drivers of this decrease, partially offset by increased expenses related to the acquisition of Zurich Life. Other expense includes freight and postage expense of $62 million and $63 million for 2003 and 2002, respectively.

Year-to-Date Results

Salaries and employee benefits increased $282 million, or 9%. This increase resulted from higher base and incentive compensation and benefits expense, partially offset by a reduction in headcount. The expense related to the fair value method of accounting for stock option and stock purchase plans for the nine months ended 2003 and 2002 amounted to $50 million and $28 million, respectively. The Corporation adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” in 2002.

        Occupancy expense increased $20 million, or 4%. A combination of increased rent and other occupancy expenses, as well as branch expansion costs incurred by Retail, were the main contributing factors.

        Equipment expense increased $39 million, or 13%, as additional depreciation expense was incurred on fixed assets acquired in the Corporation’s systems conversion efforts.

        Outside service fees and processing expense decreased $131 million, or 14%. The Corporation continued to experience operational efficiencies resulting from renegotiated vendor contracts and the Corporation’s systems conversion efforts.

        Marketing and development expense decreased $134 million, or 16%. This decrease was primarily the result of lower advertising expenditures for Card Services, partially offset by an increase in Retail’s marketing spend.

        Telecommunications expense decreased $148 million, or 48%, as the Corporation realized cost savings as a result of the terminated and renegotiated vendor contracts.

        Other expense decreased $49 million, or 5%, while reinvestment in the Corporation’s infrastructure continued. This decrease was a result of lower operating and fraud expenses, partially offset by increased expenses related to the acquisition of Zurich Life. Other expense includes freight and postage expense of $186 million and $193 million for 2003 and 2002, respectively.

        The year-ago period contained a benefit of $63 million for restructuring charge reversals.

Provision for Credit Losses

Provision for credit losses was $416 million for the third quarter and $1.4 billion for the first nine months of 2003, compared to $587 million and $1.9 billion for 2002, respectively. These decreases were mainly the result of improving credit quality. For the three- and nine-month periods ended September 30, 2003, Commercial Banking continued to experience a reduction in the size of its loan portfolio. This, along with continued improvement in credit quality, led to the decision to release $150 million and $245 million of corporate banking credit loss reserves through the provision for credit losses for the three and nine-month periods, respectively. These reserve releases were partially offset by an increased provision in the current quarter in Card Services resulting from slightly higher losses, and an increase in provision of $85 million in the second quarter of 2003 in the Corporate line of business related to the change in the overall risk profile of the non-core portfolios.

Applicable Income Taxes

The Corporation’s income before income taxes, as well as applicable income tax expense and effective tax rate for each of the periods indicated were:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2003	2002	2003	2002

Income from continuing operations before income taxes	$1,247	$1,163	$3,605	$3,504
Applicable income taxes	373	350	1,073	1,080
Effective tax rate	30%	30%	30%	31%

Income from discontinued operations before income taxes	$14	$15	$39	$45
Applicable income taxes	5	5	14	16
Effective tax rate	36%	33%	36%	36%

Income before income taxes	$1,261	$1,178	$3,644	$3,549
Applicable income taxes	378	355	1,087	1,096
Effective tax rate	30%	30%	30%	31%

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

        As a result of the Corporation’s announced agreement to sell its corporate trust services business, the results of these operations have been transferred from the Investment Management line of business to the Corporate line of business and are reported as discontinued operations for the current and prior periods.

        The following table summarizes income (loss) from continuing operations by line of business for the periods indicated:

	Three Months Ended September 30		Nine Months Ended September 30
(In millions)	2003	2002	2003	2002
Retail	$ 392	$ 361	$ 1,160	$ 1,096
Commercial Banking	361	179	827	469
Card Services	285	298	812	845
Investment Management (1)	91	79	240	264
Corporate	(255)	(104)	(507)	(250)

Income from continuing operations	$ 874	$ 813	$ 2,532	$ 2,424

(1)	Prior period data has been adjusted for the transfer of corporate trust services from Investment Management to the Corporate line of business where it is now reported as discontinued operations (see page 27).

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

	Three Months Ended September 30				Nine Months Ended September 30
			Change				Change
(Dollars in millions)	2003	2002	Amount	Percent	2003	2002	Amount	Percent
INCOME STATEMENT DATA:
Net interest income-FTE (1) (2)	$1,102	$1,067	$35	3%	$3,301	$3,208	$93	3%
Banking fees and commissions (3)	170	170	-	-	534	562	(28)	(5)
Credit card revenue (4)	53	51	2	4	165	143	22	15
Service charges on deposits (5)	242	213	29	14	671	610	61	10
Other income	28	2	26	N/M	43	26	17	65

Total noninterest income	493	436	57	13	1,413	1,341	72	5

Total revenue, net of interest expense	1,595	1,503	92	6	4,714	4,549	165	4

Provision for credit losses	139	114	25	22	363	360	3	1

Salaries and employee benefits	390	377	13	3	1,183	1,140	43	4
Other expense	449	439	10	2	1,341	1,330	11	1

Total noninterest expense before
restructuring-related reversals	839	816	23	3	2,524	2,470	54	2
Restructuring-related reversals	-	-	-	-	-	(18)	18	N/M

Total noninterest expense	839	816	23	3	2,524	2,452	72	3

Income before income taxes	617	573	44	8	1,827	1,737	90	5
Applicable income taxes	225	212	13	6	667	641	26	4

Net income (6)	$392	$361	$31	9%	$1,160	$1,096	$64	6%

FINANCIAL PERFORMANCE:
Return on average common equity	33%	30%	3%		32%	31%	1%
Efficiency ratio	53	54	(1)		54	54	-
Headcount	30,867	32,753	(1,886)	(6)%

ENDING BALANCES:
Small business commercial	$10,122	$9,899	$223	2%
Home equity	25,252	18,696	6,556	35
Vehicle	13,841	15,001	(1,160)	(8)
Other personal loans	6,199	7,118	(919)	(13)

Total loans (7) (8)	55,414	50,714	4,700	9

Assets	58,080	54,174	3,906	7

Demand deposits	29,642	26,607	3,035	11
Savings	40,581	38,130	2,451	6

Core deposits	70,223	64,737	5,486	8
Time	18,616	23,000	(4,384)	(19)

Total deposits	88,839	87,737	1,102	1

Equity	4,774	4,774	-	-

AVERAGE BALANCES:
Small business commercial	$10,126	$9,891	$235	2%	$10,031	$9,846	$185	2%
Home equity	24,499	17,872	6,627	37	22,847	16,836	6,011	36
Vehicle	13,962	14,574	(612)	(4)	14,125	14,404	(279)	(2)
Other personal loans	6,147	6,773	(626)	(9)	6,415	7,184	(769)	(11)

Total loans (7)	54,734	49,110	5,624	11	53,418	48,270	5,148	11

Assets	57,467	52,688	4,779	9	56,263	51,948	4,315	8

Demand deposits	29,632	26,085	3,547	14	28,686	25,726	2,960	12
Savings	40,354	38,095	2,259	6	40,015	37,677	2,338	6

Core deposits	69,986	64,180	5,806	9	68,701	63,403	5,298	8
Time	18,985	23,759	(4,774)	(20)	20,079	24,643	(4,564)	(19)

Total deposits	88,971	87,939	1,032	1	88,780	88,046	734	1

Equity	4,774	4,774	-	-	4,774	4,774	-	-

Retail – continued

	Three Months Ended September 30				Nine Months Ended September 30
			Change				Change
(Dollars in millions)	2003	2002	Amount	Percent	2003	2002	Amount	Percent
CREDIT QUALITY:
Net charge-offs:
Small business commercial	$14	$14	$-	0%	$41	$46	$(5)	(11)%
Home equity	47	24	23	96	100	74	26	35
Vehicle	56	53	3	6	149	159	(10)	(6)
Other personal loans	27	26	1	4	69	81	(12)	(15)

Total net charge-offs	144	117	27	23	359	360	(1)	-

Annualized net charge-off ratios:
Small business commercial	0.55%	0.57%	(0.02)%		0.54%	0.62%	(0.08)%
Home equity	0.77	0.54	0.23		0.58	0.59	(0.01)
Vehicle	1.60	1.45	0.15		1.41	1.47	(0.06)
Other personal loans	1.76	1.54	0.22		1.43	1.50	(0.07)
Total net charge-offs	1.05	0.95	0.10		0.90	0.99	(0.09)

Nonperforming assets:
Commercial	$268	$273	$(5)	(2)%
Consumer (9)	305	304	1	-

Total nonperforming loans (9) (10)	573	577	(4)	(1)
Other, including other real estate owned ("OREO")	117	180	(63)	(35)

Total nonperforming assets	690	757	(67)	(9)

Allowance for credit losses	$683	$681	$2	-
Allowance to period end loans (8)	1.29%	1.41%	(0.12)%
Allowance to nonperforming loans (9) (10)	120	119	1
Nonperforming assets to related assets (11)	1.24	1.49	(0.25)

DISTRIBUTION:
Number of:
Banking centers	1,810	1,779	31	2%
ATMs	4,350	4,122	228	6
Relationship bankers	3,139	2,591	548	21
On-line customers (in thousands)	2,184	1,326	858	65
Personal demand accounts (in thousands)	4,684	4,339	345	8
Business demand accounts (in thousands)	508	491	17	3
Debit cards issued (in thousands)	5,104	4,609	495	11

RETAIL BROKERAGE:
Mutual fund sales	$671	$575	$96	17%	$2,022	$1,792	$230	13%
Annuity sales	895	752	143	19	2,420	2,363	57	2

Total investment sales volume	1,566	1,327	239	18	4,442	4,155	287	7

Market value customer assets - end of period (in billions)	$31.9	$26.7	$5.2	19%

Number of customers - end of period (in thousands)	707	676	31	5
Number of dedicated investment sales representatives	902	828	74	9

N/M–Not meaningful.
(1)	Net interest income is presented rather than gross interest income and gross interest expense because the Corporation relies primarily on net interest income to assess the performance of the segment and make resource allocations.
(2)	Net interest income-FTE includes tax equivalent adjustments of $6 million for the three months ended September 30, 2003 and 2002, respectively. For the nine months ended September 30, 2003 and 2002, tax equivalent adjustments were $17 million and $16 million, respectively.
(3)	Banking fees and commissions include insurance premiums, documentary fees, commitment fees, annuity and mutual fund commissions, leasing fees, safe deposit fees, official check fees, ATM interchange and miscellaneous other fee revenue.
(4)	Credit card revenue includes credit card fees in both the Card Services and Commercial lines of business, debit card fees, merchant fees and interchange fees.
(5)	Service charges on deposits include deficient balance fees, non-sufficient funds/overdraft fees and other service-related fees.
(6)	Net income before restructuring-related reversals, net of $7 million tax, was $1,085 million for the nine months ended September 30, 2002.
(7)	Certain loans, previously classified as other personal loans, were reclassified into loan categories which are more reflective of management’s view of the underlying loan characteristics. Prior period balances have been adjusted to conform to the current period presentation.
(8)	Loans include loans held for sale of $2,480 million and $2,517 million at September 30, 2003 and 2002, respectively. These amounts are not included in allowance for credit losses coverage statistics.
(9)	Includes consumer balances that are placed on nonaccrual status when the collection of contractual principal or interest becomes 90 days past due.
(10)	Nonperforming loans includes loans held for sale of $2 million and $3 million at September 30, 2003 and 2002, respectively. These amounts are not included in allowance for credit losses coverage statistics.
(11)	Related assets consist of loans outstanding, including loans held for sale, and other real estate owned.

Retail – continued

Quarterly Results

Retail net income was $392 million, up $31 million, or 9%.

        Total revenue, net of interest expense increased $92 million, or 6%, to $1.6 billion. Net interest income was $1.1 billion, up $35 million, or 3%, primarily from growth in home equity loans and core deposits, partially offset by spread compression and lower time deposits. Noninterest income was $493 million, up $57 million, or 13%, driven by higher mortgage-related revenue, deposit service charges, and investment sales. Partially offsetting these increases were the impact of the VISA® card interchange rate settlement and the elimination of the teller service and online bill-pay fees.

        Noninterest expense was $839 million, up 3%, or $23 million, primarily due to increased marketing spend and volume-based commissions, as well as branch expansion costs, partially offset by improved efficiencies in operating expenses.

        The provision for credit losses was $139 million, up 22%, or $25 million, driven primarily by continued growth in the loan portfolios. As a percentage of average loans, net charge-offs were 1.05%, up from 0.95%, primarily due to the sale of a small non-relationship portfolio.

        The allowance for credit losses of $683 million represented 1.29% of period-end loans. Nonperforming assets were $690 million, down 9%, driven by a decrease in other real estate owned.

Year-To-Date Results

Retail year-to-date net income was $1.2 billion, up $75 million, or 7% (excluding the $11 million after-tax benefit from a restructuring charge reversal in the prior year).

        Total revenue, net of interest expense increased 4% to $4.7 billion. Net interest income was $3.3 billion, up 3%, primarily from growth in home equity loans and core deposits, partially offset by spread compression and lower time deposits. Noninterest income was $1.4 billion, up 5%, as a result of higher deposit service charges, debit card revenue, and mortgage-related activity. Partially offsetting these increases were the intentional reduction of non-branded ATM machines and the elimination of the teller service and online bill-pay fees as well as the impact of the VISA interchange settlement.

        Noninterest expense increased $54 million, or 2% (excluding the $18 million pre-tax benefit from the restructuring charge reversal in the prior year), primarily due to increased collection expenses, marketing spend, benefit costs, volume-based commissions and incentive compensation. This increase was partially offset by lower fraud and operating expenses as well as other expense improvements.

        The provision for credit losses was $363 million, up $3 million, or 1%, driven by continued growth in the loan portfolios, partially offset by credit quality improvements in the vehicle and small business commercial portfolios. As a percentage of average loans, net charge-offs were 0.90%, down from 0.99%.

Commercial Banking
Commercial Banking offers a broad array of products, including global cash management, treasury services, capital markets, commercial cards, lending and other noncredit products and services to corporate banking, middle market banking and governmental customers.

	Three Months Ended September 30				Nine Months Ended September 30
			Change				Change
(Dollars in millions)	2003	2002	Amount	Percent	2003	2002	Amount	Percent
INCOME STATEMENT DATA:
Net interest income-FTE (1) (12)	$576	$605	$(29)	(5)%	$1,719	$1,858	$(139)	(7)%
Banking fees and commissions (3)	198	175	23	13	623	574	49	9
Credit card revenue (4)	27	21	6	29	77	55	22	40
Service charges on deposits (5)	186	188	(2)	(1)	546	545	1	-
Fiduciary and investment
management fees (13)	-	-	-	-	-	(1)	1	N/M
Investment securities gains (losses)	31	(12)	43	N/M	29	(13)	42	N/M
Trading gains (losses) (14)	30	143	(113)	(79)	(28)	250	(278)	N/M
Other income (loss)	(11)	(78)	67	86	7	(148)	155	N/M

Total noninterest income	461	437	24	5	1,254	1,262	(8)	(1)

Total revenue, net of interest expense	1,037	1,042	(5)	-	2,973	3,120	(147)	(5)
Provision for credit losses	(51)	237	(288)	N/M	87	792	(705)	(89)
Salaries and employee benefits	296	269	27	10	868	789	79	10
Other expense	286	315	(29)	(9)	881	947	(66)	(7)

Total noninterest expense before
restructuring-related reversals	582	584	(2)	-	1,749	1,736	13	1
Restructuring-related reversals	-	-	-	-	-	(4)	4	N/M

Total noninterest expense	582	584	(2)	-	1,749	1,732	17	1

Income before income taxes	506	221	285	N/M	1,137	596	541	91
Applicable income taxes	145	42	103	N/M	310	127	183	N/M

Net income (15)	$361	$179	$182	N/M	$827	$469	$358	76

Memo-Revenue by activity:
Lending-related revenue	$454	$390	$64	16%	$1,318	$1,239	$79	6%
Credit derivative hedge portfolio	(51)	101	(152)	N/M	(248)	101	(349)	N/M
Global treasury services	405	426	(21)	(5)	1,190	1,254	(64)	(5)
Capital markets (16)	234	154	80	52	688	518	170	33
Other	(5)	(29)	24	83	25	8	17	N/M

FINANCIAL PERFORMANCE:
Return on average common equity	19%	10%	9%		15%	8%	7%
Efficiency ratio	56	56	-		59	56	3
Efficiency ratio excluding credit hedge portfolio	53	62	(9)		54	57	(3)
Headcount:
Corporate banking
(including capital markets)	2,624	2,306	318	14%
Middle market	2,551	2,942	(391)	(13)
Global treasury services	3,234	3,403	(169)	(5)
Operations, technology, and other administration	1,930	1,967	(37)	(2)

Total headcount	10,339	10,618	(279)	(3)

ENDING BALANCES:
Loans (17)	$54,493	$62,991	$(8,498)	(13)%
Assets	102,410	95,649	6,761	7
Demand deposits	27,287	24,514	2,773	11
Savings	11,269	7,981	3,288	41
Time	1,024	9,678	(8,654)	(89)
Foreign offices	11,619	9,400	2,219	24

Total deposits	51,199	51,573	(374)	(1)
Equity	7,409	7,365	44	1

AVERAGE BALANCES:
Loans	$55,090	$63,684	$(8,594)	(13)%	$57,681	$67,238	$(9,557)	(14)%
Assets	100,545	92,709	7,836	8	97,340	95,423	1,917	2
Demand deposits	25,929	21,728	4,201	19	24,315	22,281	2,034	9
Savings	10,983	7,636	3,347	44	10,106	2,859	7,247	N/M
Time	2,968	8,787	(5,819)	(66)	4,834	13,484	(8,650)	(64)
Foreign offices	10,413	8,932	1,481	17	9,960	8,467	1,493	18

Total deposits	50,293	47,083	3,210	7	49,215	47,091	2,124	5
Equity	7,409	7,365	44	1	7,409	7,365	44	1

Commercial Banking – continued

	Three Months Ended September 30				Nine Months Ended September 30
			Change				Change
(Dollars in millions)	2003	2002	Amount	Percent	2003	2002	Amount	Percent
CREDIT QUALITY:
Net charge-offs	$99	$237	$(138)	(58)%	$332	$792	$(460)	(58)%
Annualized net charge-off ratio	0.72%	1.49%	(0.77)%		0.77%	1.57%	(0.80)%
Nonperforming assets:
Nonperforming loans (18)	$1,387	$2,040	$(653)	(32)%
Other, including OREO	40	27	13	48

Total nonperforming assets	1,427	2,067	(640)	(31)
Allowance for credit losses	2,826	3,071	(245)	(8)
Allowance to period end loans (17)	5.23%	4.89%	0.34%
Allowance to nonperforming loans (18)	204	157	47
Nonperforming assets to related assets (11)	2.62	3.28	(0.66)

CORPORATE BANKING:
Loans-ending balance	$27,375	$31,152	$(3,777)	(12)%
-average balance	27,544	31,600	(4,056)	(13)	$29,047	$33,484	$(4,437)	(13)
Deposits-ending balance	24,414	28,803	(4,389)	(15)
-average balance	25,221	25,871	(650)	(3)	25,415	25,406	9	-
Credit quality:
Net charge-offs	56	160	(104)	(65)	200	491	(291)	(59)
Annualized net charge-off ratio	0.81%	2.03%	(1.22)%		0.92%	1.95%	(1.03)%
Nonperforming loans	$526	$1,010	$(484)	(48)
Nonperforming loans to total loans	1.92%	3.24%	(1.32)%

SYNDICATIONS:
Lead arranger deals:
Volume (in billions)	$15.3	$11.6	$3.7	32%	$46.0	$44.6	$1.4	3%
Number of transactions	76	69	7	10	217	184	33	18
League table standing-rank	4	4	-	-
League table standing-market share	7%	6%	1%		7%	6%	1%

MIDDLE MARKET BANKING:
Loans-ending balance	$27,118	$31,839	$(4,721)	(15)%
-average balance	27,546	32,084	(4,538)	(14)	$28,634	$33,754	$(5,120)	(15)
Deposits-ending balance	26,785	22,770	4,015	18
-average balance	25,072	21,212	3,860	18	23,800	21,685	2,115	10
Credit quality:
Net charge-offs	43	77	(34)	(44)%	132	301	(169)	(56)%
Annualized net charge-off ratio	0.62%	0.96%	(0.34)%		0.61%	1.19%	(0.58)%
Nonperforming loans	$861	$1,030	$(169)	(16)%
Nonperforming loans to total loans	3.18%	3.24%	(0.06)%

For additional footnote detail see page 9.
(12)	Net interest income-FTE includes tax equivalent adjustments of $28 million and $24 million for the three months ended September 30, 2003 and 2002, respectively. For the nine months ended September 30, 2003 and 2002, tax equivalent adjustments were $76 million and $68 million, respectively.
(13)	Fiduciary and investment management fees include asset management fees, personal trust fees, other trust fees and advisory fees.
(14)	Trading gains (losses) primarily includes realized and unrealized mark-to-market changes from trading assets, derivative financial instruments and foreign exchange products.
(15)	Net income before restructuring-related reversals, net of $1 million tax, was $466 million for the nine months ended September 30, 2002.
(16)	Capital markets includes trading income and underwriting, syndicated lending and advisory fees.
(17)	Loans include loans held for sale of $471 million and $230 million at September 30, 2003 and 2002, respectively. These amounts are not included in allowance for credit losses coverage statistics.
(18)	Nonperforming loans include loans held for sale of $3 million and $90 million at September 30, 2003 and 2002, respectively. These amounts are not included in allowance for credit losses coverage statistics.

Quarterly Results

Commercial Banking net income increased $182 million to $361 million. Excluding the $95 million after-tax reduction in the allowance for credit losses, net income was $266 million, up 49% from $179 million, driven by substantially improved credit quality and significant growth in capital markets. These improvements were partially offset by declining loan volumes and deposit margin compression.

Commercial Banking – continued

Net interest income decreased 5% to $576 million, reflecting a 13% reduction in average loan volume and compression in deposit spreads in the low interest rate environment. These decreases were partially offset by improvement in loan spreads, particularly in corporate banking. Loan balances continued to decline, reflecting decreased demand for financing. Despite declines in corporate banking loan balances, investment grade commitments increased in the current quarter. Middle market loan demand, however, lagged due to lower utilization and tightened credit standards.

        Noninterest income was $461 million, which included the $51 million negative impact of the credit derivatives hedge portfolio and the offsetting positive impact of $51 million from the sale of loans and securities primarily acquired in satisfaction of debt. Noninterest income of $437 million in the prior year included a $101 million positive impact from the credit derivatives hedge portfolio and a $23 million loss on the sale of loans and securities acquired in satisfaction of debt. Excluding these items, the dramatic improvement was $102 million, or 28%, driven by strong capital markets results, including greater derivatives trading revenue and higher asset-backed, syndication and fixed income origination fees.

        Continued expense management efforts held noninterest expense relatively flat at $582 million despite increased expenses related to stock options and employee benefits.

        Credit quality continued to improve, as indicated by a $138 million, or 58%, decline in net charge-offs.

        The reduced size of the loan portfolio and the continued improvement in credit quality led to a $245 million reduction in the allowance for credit losses. Nonperforming loans declined 32% to $1.4 billion, reflecting declines of 48% in corporate banking and 16% in middle market banking.

Year-To-Date Results

Commercial Banking reported net income of $827 million, up $358 million, or 76%. The current year included a $156 million after-tax reduction in the allowance for credit losses and a $158 million after-tax loss on the credit derivatives hedge portfolio. The prior year includes $64 million of after-tax income on the credit derivatives hedge portfolio. Excluding the impact of these items in both periods, net income was $829 million compared to $405 million, an increase of 105%. This improvement was primarily driven by improved credit quality and strength in capital markets, partially offset by the impact of declining loan volumes and deposit margin compression.

        Net interest income was $1.7 billion, down $139 million, or 7%, reflecting a 14% reduction in average loan volume and compressed deposit spreads due to falling interest rates, partially offset by improved loan spreads, particularly in corporate banking.

        Noninterest income (excluding the impact of the credit derivatives hedge portfolio) was $1.5 billion, an increase of $341 million, or 29%, from the first three quarters of 2002. This increase was primarily driven by higher revenue from a number of capital markets activities, gains on sales of loans and securities acquired in satisfaction of debt in the current year compared to losses in the prior year, gains in tax-oriented investments and increased revenue from global treasury services.

        Ongoing expense management efforts held noninterest expense fairly flat at $1.7 billion, despite higher compensation-related expenses.

        Credit quality improved significantly from 2002, as demonstrated by a $460 million, or 58%, reduction in net charge-offs. The provision for credit losses of $87 million also reflected a $245 million reduction in the allowance for credit losses.

Card Services
Card Services offers customers co-brand, affinity and other credit cards, including cards related to leading corporations, financial institutions, universities, sports franchises and affinity organizations. All of these cards carry the respective VISA or MasterCard® brand names.

        Card Services is the third-largest credit card provider in the United States and the largest VISA credit card issuer in the world. Card Services is also a leader in online card marketing and customer service, with more than 4.7 million registered users of its website.

Reported Basis

	Three Months Ended September 30				Nine Months Ended September 30
			Change				Change
(Dollars in millions)	2003	2002	Amount	Percent	2003	2002	Amount	Percent
INCOME STATEMENT DATA:
Net interest income-FTE (1) (19) (20)	$414	$359	$55	15%	$1,055	$878	$177	20%
Banking fees and commissions (3)	5	13	(8)	(62)	25	55	(30)	(55)
Credit card revenue (4) (20)	895	903	(8)	(1)	2,494	2,647	(153)	(6)
Other income/(loss)	(12)	(24)	12	50	18	(14)	32	N/M

Total noninterest income	888	892	(4)	-	2,537	2,688	(151)	(6)

Total revenue, net of interest expense	1,302	1,251	51	4	3,592	3,566	26	1
Provision for credit losses	246	148	98	66	589	363	226	62
Salaries and employee benefits	157	151	6	4	466	439	27	6
Other expense	436	464	(28)	(6)	1,218	1,401	(183)	(13)

Total noninterest expense before
restructuring-related reversals	593	615	(22)	(4)	1,684	1,840	(156)	(8)
Restructuring-related reversals	-	-	-	-	-	(19)	19	N/M

Total noninterest expense	593	615	(22)	(4)	1,684	1,821	(137)	(8)

Income before income taxes	463	488	(25)	(5)	1,319	1,382	(63)	(5)
Applicable income taxes	178	190	(12)	(6)	507	537	(30)	(6)

Net income (21)	$285	$298	$(13)	(4)%	$812	$845	$(33)	(4)%

Memo-Net securitization gains
(amortization)	$(13)	$(11)	$(2)	(18)%	5	$(55)	$60	N/M

FINANCIAL PERFORMANCE:
Return on average common equity	18%	18%	-%		17%	18%	(1)%
Efficiency ratio	46	49	(3)		47	51	(4)
Headcount	10,366	10,508	(142)	(1)%

ENDING BALANCES:
Owned loans:
Held in portfolio	$6,449	$6,751	$(302)	(4)%
Held for sale (22)	7,729	5,173	2,556	49

Total owned loans	14,178	11,924	2,254	19
Seller's interest and accrued interest receivable	23,285	24,387	(1,102)	(5)

Total receivables	37,463	36,311	1,152	3
Assets	42,768	40,567	2,201	5
Equity	6,361	6,361	-	-

AVERAGE BALANCES:
Owned loans:
Held in portfolio	$6,440	$5,883	$557	9%	$7,100	$5,421	$1,679	31%
Held for sale	10,001	4,640	5,361	N/M	7,213	3,323	3,890	N/M

Total owned loans	16,441	10,523	5,918	56	14,313	8,744	5,569	64
Seller's interest and accrued interest receivable	21,829	24,236	(2,407)	(10)	23,839	22,897	942	4

Total receivables	38,270	34,759	3,511	10	38,152	31,641	6,511	21
Assets	43,105	38,804	4,301	11	43,390	36,023	7,367	20
Equity	6,361	6,361	-	-	6,361	6,361	-	-

Card Services – continued

	Three Months Ended September 30				Nine Months Ended September 30
			Change				Change
(Dollars in millions)	2003	2002	Amount	Percent	2003	2002	Amount	Percent
CREDIT QUALITY:
Net charge-offs	$211	$131	$80	61%	$554	$346	$208	60%
Annualized net charge-off ratio	5.13%	4.99%	0.14%		5.16%	5.30%	(0.14)%
Delinquency ratio:
30+ days	3.82	2.74	1.08
90+ days	1.78	1.11	0.67
Allowance for credit losses	$431	$396	35	9
Allowance to period end loans held in portfolio	6.68%	5.87%	0.81%

OTHER DATA:
Charge volume (in billions)	$42.8	$39.5	$3.3	8%	$121.6	$111.9	$9.7	9%
New accounts opened (in thousands) (23)	895	2,005	(1,110)	(55)	3,693	3,929	(236)	(6)
Credit cards issued (in thousands)	51,500	48,952	2,548	5
Number of CardmemberServices.com
customers (in millions)	4.7	3.0	1.7	57
Paymentech (in millions):
Bank card volume	$39,271	$30,711	$8,560	28%	$110,973	$88,748	$22,225	25%
Total transactions	1,417	1,063	354	33	3,977	3,019	958	32

For additional footnote detail see pages 9 and 12.
(19)	Net interest income-FTE did not have tax equivalent adjustments for the three and nine months ended September 30, 2003 and 2002, respectively.
(20)	On a reported basis, income earned on securitized loans is reported in credit card revenue and income earned on seller’s interest is reported in net interest income. On a managed basis, net interest income, noninterest income and provision for credit losses are reported in their respective income statement lines.
(21)	Net income before restructuring-related reversals, net of $7 million tax, was $833 million for the nine months ended September 30, 2002.
(22)	On a reported basis, loans held for sale are not included in allowance for credit losses coverage statistics.
(23)	Net accounts opened includes originations, purchases and sales.

Quarterly Results – Reported

Card Services net income was $285 million, down 4%, as continued margin compression and the higher provision for credit losses offset the benefit of higher loan volume.

        Total revenue increased 4% to $1.3 billion. Net interest income increased 15% to $414 million, reflecting higher owned loan balances, partially offset by modest margin compression. Average owned loan balances were $16.4 billion, an increase of $5.9 billion, or 56%, due to a lower percentage of seller’s interest and accrued interest receivable to managed loans in the current period. End-of-period owned loans increased $2.3 billion, or 19%. Noninterest income remained relatively flat at $888 million, primarily driven by higher securitized and owned loans offset by lower margin earned on securitized loans.

        Paymentech Inc., the Corporation’s merchant card processor, reported an increase in total revenue of 18% to $148 million, resulting from a 33% increase in total transactions and a 28% increase in bank card volume, driven primarily by the purchase of the Scotia Bank merchant acquirer business in the fourth quarter 2002.

        Noninterest expense was $593 million, a decline of 4%, due to reduced marketing expenses partially offset by higher Paymentech expenses.

        Provision for credit losses was $246 million, an increase of $98 million, or 66%, which included a $35 million increase in the allowance for credit losses. The net charge-off ratio was 5.13%, up from 4.99%. The 30-day delinquency ratio increased to 3.82% from 2.74%.

        The Corporation believes that it is more meaningful to discuss credit performance on a managed basis as the on-balance sheet portfolio has a greater percentage of new originations and, therefore, is less seasoned. See the Managed Basis section below for this information.

Card Services – continued

Year-to-Date Results – Reported

Card Services’ year-to-date net income was $812 million, down 3% (excluding the $12 million after-tax benefit from a restructuring charge reversal in the prior year) as continued margin compression and the higher provision for credit losses offset the benefit of higher loan volume and lower noninterest expense.

        Total revenue increased 1% to $3.6 billion. Net interest income increased 20% to $1.1 billion, reflecting higher owned loan balances, partially offset by margin compression. Average owned loan balances were $14.3 billion, an increase of $5.6 billion, or 64%, due to a lower percentage of average securitized loans to average managed loans. Noninterest income decreased 6% to $2.5 billion, primarily driven by lower margin earned on securitized loans partially offset by higher interchange fees from increased card usage volume and increased securitization activity. Noninterest income in both the current and prior year included modest gains from the sale of small portfolios.

        Paymentech Inc., the Corporation’s merchant card processor, reported an increase in total revenue of 17% to $431 million, resulting from a 32% increase in total transactions and a 25% increase in bank card volume, driven primarily by the purchase of the Scotia Bank merchant acquirer business in the fourth quarter 2002.

        Noninterest expense was $1.7 billion, a decline of 8% (excluding the $19 million pre-tax benefit from a restructuring charge reversal in the prior year) due to reduced marketing expenses and operational efficiencies partially offset by higher Paymentech expenses.

        Provision for credit losses was $589 million, an increase of $226 million, or 62%. The net charge-off ratio was 5.16%, down from 5.30%.

         The Corporation believes that it is more meaningful to discuss credit performance on a managed basis since the on-balance sheet portfolio has a greater percentage of new originations and, therefore, is less seasoned. See the Managed Basis section below for this information.

Managed Basis

Through securitization, the Corporation transforms a substantial portion of its credit card receivables into securities, which are sold to investors. Securitization impacts the Corporation’s consolidated balance sheet by removing those credit card receivables that have been sold and by reclassifying those credit card receivables whose ownership has been transformed into certificate form (referred to as “seller’s interest”) from loans to investments. Gain or loss on the sale of credit card receivables, net of amortization of transaction costs and amortization from securitization repayments, is reported in other income. Securitization also impacts the Corporation’s consolidated income statement by reclassifying interest income and fees, interchange income, credit losses and recoveries related to securitized receivables as securitization income included in credit card revenue. Credit card interest income and fees, credit losses and recoveries related to credit card receivables that have been converted to certificate form are reclassified as investment income in net interest income.

        The Corporation evaluates its Card Services line of business trends on a managed basis, which treats securitization as a secured financing transaction and assumes that receivables are still on the balance sheet. The Corporation manages its Card Services operations on a managed basis because the receivables that are securitized are subject to underwriting standards comparable to the owned portfolio and are serviced by operating personnel without regard to ownership. The Corporation believes that investors should be informed, and often request information, about the credit performance of the entire managed portfolio in order to understand the quality of the Card Services originations and the related credit risks inherent in the owned portfolio and retained interests in securitizations. In addition, the Corporation funds its Card Services operations, reviews operating results and makes decisions about allocating resources, such as employees and capital, on a managed basis. See “Loan Securitizations” on page 43 of this report and Note 9, “Credit Card Securitizations,” on pages 94-95 of the Corporation’s 2002 Annual Report for additional information related to the Corporation’s securitization activity.

Card Services – continued

The following table presents Card Services information on a managed basis.

	Three Months Ended September 30				Nine Months Ended September 30
			Change				Change
(Dollars in millions)	2003	2002	Amount	Percent	2003	2002	Amount	Percent
INCOME STATEMENT DATA:
Net interest income-FTE (1) (19) (20)	$1,605	$1,524	$81	5%	$4,570	$4,605	$(35)	(1)%

Banking fees and commissions (3)	5	13	(8)	(62)	25	55	(30)	(55)
Credit card revenue (4) (20)	477	460	17	4	1,331	1,296	35	3
Other income/(loss)	(12)	(24)	12	50	18	(14)	32	N/M

Total noninterest income	470	449	21	5	1,374	1,337	37	3

Total revenue, net of interest expense	2,075	1,973	102	5	5,944	5,942	2	-

Provision for credit losses (20)	1,019	870	149	17	2,941	2,739	202	7

Salaries and employee benefits	157	151	6	4	466	439	27	6
Other expense	436	464	(28)	(6)	1,218	1,401	(183)	(13)

Total noninterest expense before
restructuring-related reversals	593	615	(22)	(4)	1,684	1,840	(156)	(8)
Restructuring-related reversals	-	-	-	-	-	(19)	19	N/M

Total noninterest expense	593	615	(22)	(4)	1,684	1,821	(137)	(8)

Income before income taxes	463	488	(25)	(5)	1,319	1,382	(63)	(5)
Applicable income taxes	178	190	(12)	(6)	507	537	(30)	(6)

Net income (21)	$285	$298	$(13)	(4)%	$812	$845	$(33)	(4)%

Memo-Net securitization gains
(amortization)	$(13)	$(11)	$(2)	(18)	$5	$(55)	$60	N/M

FINANCIAL PERFORMANCE:
Percentage of average outstandings:
Net interest income - FTE	8.57%	8.87%	(0.30)%		8.30%	9.21%	(0.91)%
Provision for credit losses	5.44	5.06	.38		5.34	5.48	(0.14)
Noninterest income	2.51	2.61	(0.10)		2.50	2.67	(0.17)
Risk adjusted margin	5.64	6.42	(0.78)		5.46	6.40	(0.94)
Noninterest expense	3.17	3.58	(0.41)		3.06	3.64	(0.58)
Pretax income - FTE	2.47	2.84	(0.37)		2.40	2.77	(0.37)
Net income	1.52	1.73	(0.21)		1.48	1.69	(0.21)

Return on average common equity	18	18	-		17	18	(1)
Efficiency ratio	29	31	(2)		28	31	(3)
Headcount	10,366	10,508	(142)	(1)%

ENDING BALANCES:
Held in portfolio	$6,449	$6,751	$(302)	(4)%
Held for sale (22)	7,729	5,173	2,556	49
Securitized	36,763	32,858	3,905	12
Seller's interest and accrued interest receivable	23,285	24,387	(1,102)	(5)

Total loans	74,226	69,169	5,057	7

Assets	79,531	73,425	6,106	8
Equity	6,361	6,361	-	-

AVERAGE BALANCES:
Held in portfolio	$6,440	$5,883	$557	9%	$7,100	$5,421	$1,679	31%
Held for sale	10,001	4,640	5,361	N/M	7,213	3,323	3,890	N/M
Securitized	36,029	33,442	2,587	8	35,424	35,184	240	1
Seller's interest and accrued interest receivable	21,829	24,236	(2,407)	(10)	23,839	22,897	942	4

Total loans	74,299	68,201	6,098	9	73,576	66,825	6,751	10

Assets	79,134	72,246	6,888	10	78,814	71,207	7,607	11
Equity	6,361	6,361	-	-	6,361	6,361	-	-

Card Services – continued

	Three Months Ended September 30				Nine Months Ended September 30
			Change				Change
(Dollars in millions)	2003	2002	Amount	Percent	2003	2002	Amount	Percent
CREDIT QUALITY:
Net charge-offs	$984	$853	$131	15%	$2,906	$2,722	$184	7%

Annualized net charge-off ratio	5.30%	5.00%	0.30%		5.27%	5.43%	(0.16)%
12 month lagged (24)	5.77	5.12	0.65		5.80	5.58	.22

Delinquency ratio:
30+ days	3.98	4.05	(0.07)
90+ days	1.85	1.68	0.17

Allowance for credit losses	$431	$396	35	9

Allowance to period end loans held in portfolio	6.68%	5.87%	0.81%

OTHER DATA:
Charge volume (in billions)	$42.8	$39.5	$3.3	8%	$121.6	$111.9	$9.7	9%
New accounts opened (in thousands) (23)	895	2,005	(1,110)	(55)	3,693	3,929	(236)	(6)
Credit cards issued (in thousands)	51,500	48,952	2,548	5
Number of CardmemberServices.com
customers (in millions)	4.7	3.0	1.7	57
Paymentech (in millions):
Bank card volume	$39,271	$30,711	$8,560	28%	$110,973	$88,748	$22,225	25%
Total transactions	1,417	1,063	354	33	3,977	3,019	958	32

For additional footnote detail see pages 9, 12 and 15.
(24)	2002 ratio includes Wachovia net charge-offs but excludes Wachovia loans.

Quarterly Results – Managed

Card Services net income was $285 million, down 4%, as margin compression and the higher provision for credit losses offset the benefits of higher loan volume.

        Total revenue increased 5% to $2.1 billion. Net interest income increased 5% to $1.6 billion, reflecting the effect of higher average loan balances, partially offset by modest margin compression. Average managed loans were $74.3 billion, an increase of $6.1 billion, or 9%. End-of-period loans increased $5.1 billion, or 7%. Noninterest income increased 5% to $470 million, primarily resulting from the benefit of increased charge volume. Charge volume increased 8% to $42.8 billion.

        Paymentech Inc., the Corporation’s merchant card processor, reported an increase in total revenue of 18% to $148 million, resulting from a 33% increase in total transactions and a 28% increase in bank card volume, driven primarily by the purchase of the Scotia Bank merchant acquirer business in the fourth quarter 2002.

        Noninterest expense was $593 million, a decline of 4%, due to reduced marketing expenses partially offset by higher Paymentech expenses.

        Provision for credit losses increased $149 million, or 17%, to $1.0 billion, primarily driven by higher managed loan balances, higher non-bankruptcy losses and a $35 million increase in the allowance for credit losses. Credit ratios remained strong despite the increase in the managed net charge-off rate to 5.30% from the lower rate of 5.00%. The 30-day delinquency ratio decreased to 3.98% from 4.05%.

Year-To-Date Results – Managed

Card Services’ year-to-date net income was $812 million, down 3% (excluding the $12 million after-tax benefit from a restructuring charge reversal in the prior year) as margin compression and the higher provision for credit losses offset the benefit of higher loan volume and lower noninterest expense.

Total revenue remained relatively flat at $5.9 billion. Net interest income decreased 1% to $4.6 billion, reflecting the impact of margin compression partially offset by higher average loan balances. Average managed loans were $73.6 billion, an increase of $6.8 billion, or 10%. Noninterest income increased 3% to $1.4 billion primarily resulting from the benefit of increased charge volume and increased securitization activity. Charge volume increased 9% to $121.6 billion. Noninterest income in both the current and prior year included modest gains from the sale of small portfolios.

Card Services – continued

        Paymentech Inc., the Corporation’s merchant card processor, reported an increase in total revenue of 17% to $431 million, resulting from a 32% increase in total transactions and a 25% increase in bank card volume, driven primarily by the purchase of the Scotia Bank merchant acquirer business in the fourth quarter 2002.

        Noninterest expense was $1.7 billion, a decline of 8% (excluding the $19 million pre-tax benefit from a restructuring charge reversal in the prior year) due to reduced marketing expenses and operational efficiencies partially offset by higher Paymentech expenses.

        Provision for credit losses increased $202 million, or 7%, to $2.9 billion primarily driven by higher managed loan balances and an increase in the allowance for credit losses. The net charge-off rate was 5.27%, down from 5.43%.

Card Services – continued

        The following table reconciles line items presented on a reported basis with those presented on a managed basis:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions):	2003	2002	2003	2002
INCOME STATEMENT DATA:
Net interest income - FTE (1)
Reported data for the period	$ 414	$ 359	$ 1,055	$ 878
Securitization adjustments	1,191	1,165	3,515	3,727

Managed net interest income	1,605	1,524	4,570	4,605

Credit card revenue:
Reported data for the period	$ 895	$ 903	$ 2,494	$ 2.647
Securitization adjustments	(418)	(443)	(1,163)	(1,351)

Managed credit card revenue	477	460	1,331	1,296

Noninterest income:
Reported data for the period	$ 888	$ 892	$ 2,537	$ 2,688
Securitization adjustments	(418)	(443)	(1,163)	(1,351)

Managed noninterest income	470	449	1,374	1,337

Total revenue, net of interest expense:
Reported data for the period	$ 1,302	$ 1,251	$ 3,592	$ 3,566
Securitization adjustments	773	722	2,352	2,376

Managed total revenue, net of interest expense	2,075	1,973	5,944	5,942

Provision for credit losses:
Reported data for the period	$ 246	$ 148	$ 589	$ 363
Securitization adjustments	773	722	2,352	2,376

Managed provision for credit losses	1,019	870	2,941	2,739

ENDING BALANCES:
Owned loans:
Held in portfolio	$ 6,449	$ 6,751
Held for sale (22)	7,729	5,173

Total owned loans	14,178	11,924
Seller's interest and accrued interest receivable	23,285	24,387

Total receivables	37,463	36,311
Securitized loans	36,763	32,858

Total managed loans	74,226	69,169

Assets:
Reported	$ 42,768	$ 40,567
Securitization adjustments	36,763	32,858

Managed assets	79,531	73,425

AVERAGE BALANCES:
Owned loans:
Held in portfolio	$ 6,440	$ 5,883	$ 7,100	$ 5,421
Held for sale	10,001	4,640	7,213	3,323

Total owned loans	16,441	10,523	14,313	8,744
Seller's interest and accrued interest receivable	21,829	24,236	23,839	22,897

Total receivables	38,270	34,759	38,152	31,641
Securitized loans	36,029	33,442	35,424	35,184

Total managed loans	74,299	68,201	73,576	66,825

Total assets:
Reported	$ 43,105	$ 38,804	$ 43,390	$ 36,023
Securitization adjustments	36,029	33,442	35,424	35,184

Managed assets	79,134	72,246	78,814	71,207

CREDIT QUALITY:
Net charge-offs:
Reported	$ 211	$ 131	$ 554	$ 346
Securitization adjustments	773	722	2,352	2,376

Managed net charge-offs	984	853	2,906	2,722

Investment Management
The Investment Management Group (IMG) provides investment, insurance, trust and private banking services to individuals. IMG also provides investment and investment-related services, including retirement and custody services, securities lending and corporate trust services to institutions. As discussed in Note 3, “Acquisitions,” the Corporation acquired Zurich Life, a U.S. life and annuity operation. On July 24, 2003, the Corporation announced an agreement to sell the corporate trust services business, part of the Investment Management line of business. The sale price is approximately $720 million, of which approximately 10% is contingent upon business retention. The sale includes corporate, municipal, structured finance and escrow businesses as well as the document custody and London corporate trust operations. The closing of the transaction is expected in the fourth quarter. As a result, corporate trust services was transferred to the Corporate line of business where it is reported as discontinued operations.

        On September 17, 2003, the Corporation announced an agreement to purchase Security Capital Research & Management Incorporated, a recognized expert in developing real estate investment products, with approximately $3.5 billion in assets under management. The transaction is expected to close in the fourth quarter.

	Three Months Ended September 30				Nine Months Ended September 30
			Change				Change
(Dollars in millions)	2003	2002 (25)	Amount	Percent	2003	2002 (25)	Amount	Percent
INCOME STATEMENT DATA:
Net interest income-FTE (1) (26)	$115	$89	$26	29%	$294	$290	$4	1%

Banking fees and commissions (3)	88	63	25	40	224	195	29	15
Service charges on deposits (5)	5	5	—	—	15	14	1	7
Fiduciary and investment
management fees (13)	156	156	—	—	461	481	(20)	(4)
Other income	8	—	8	N/M	10	9	1	11

Total noninterest income	257	224	33	15	710	699	11	2

Total revenue, net of interest expense	372	313	59	19	1,004	989	15	2

Provision for credit losses	4	2	2	N/M	12	7	5	71

Salaries and employee benefits	114	107	7	7	330	313	17	5
Other expense	110	77	33	43	280	250	30	12

Total noninterest expense before
restructuring-related reversals	224	184	40	22	610	563	47	8
Restructuring-related reversals	—	—	—	—	—	(1)	1	N/M

Total noninterest expense	224	184	40	22	610	562	48	9

Income before income taxes	144	127	17	13	382	420	(38)	(9)
Applicable income taxes	53	48	5	10	142	156	(14)	(9)

Net income (27)	$91	$79	$12	15%	$240	$264	$(24)	(9)%

FINANCIAL PERFORMANCE:
Return on average common equity	31%	33%	(2)%		31%	37%	(6)%
Efficiency ratio	60	59	1		61	57	4
Headcount	4,949	4,300	649	15%

ENDING BALANCES:
Loans	$7,155	$7,087	$68	1%
Commercial	3,153	3,160	(7)	—
Consumer	4,002	3,927	75	2

Assets	15,656	8,494	7,162	84

Demand deposits	971	1,744	(773)	(44)
Savings	8,327	6,068	2,259	37
Time	621	783	(162)	(21)
Foreign offices	219	239	(20)	(8)

Total deposits	10,138	8,834	1,304	15

Equity	1,553	954	599	63

AVERAGE BALANCES:
Loans	$6,665	$6,941	$(276)	(4)%	$6,666	$6,963	$(297)	(4)%
Commercial	2,996	3,177	(181)	(6)	3,056	3,244	(188)	(6)
Consumer	3,669	3,764	(95)	(3)	3,610	3,719	(109)	(3)

Assets	10,700	8,312	2,388	29	9,119	8,287	832	10

Demand deposits	2,019	1,604	415	26	1,843	1,641	202	12
Savings	8,032	5,913	2,119	36	7,664	5,859	1,805	31
Time	633	818	(185)	(23)	689	893	(204)	(23)
Foreign offices	165	211	(46)	(22)	169	209	(40)	(19)

Total deposits	10,849	8,546	2,303	27	10,365	8,602	1,763	20

Equity	1,149	954	195	20	1,020	954	66	7

Investment Management – continued

	Three Months Ended September 30				Nine Months Ended September 30
			Change				Change
(Dollars in millions)	2003	2002 (25)	Amount	Percent	2003	2002 (25)	Amount	Percent
CREDIT QUALITY:
Net charge-offs:
Commercial	$5	$1	$4	N/M	$10	$2	$8	N/M
Consumer	(1)	1	(2)	N/M	2	5	(3)	(60)

Total net charge-offs	4	2	2	N/M	12	7	5	71

Annualized net charge-off ratios:
Commercial	0.67%	0.13%	0.54%		0.44%	0.08%	0.36%
Consumer	(0.11)	0.11	(0.22)		0.07	0.18	(0.11)
Total net charge-off ratio	0.24	0.12	0.12		0.24	0.13	0.11

Nonperforming assets:
Commercial	$60	$39	$21	54
Consumer	14	8	6	75

Total nonperforming loans	74	47	27	57
Other, including OREO	1	1	—	—

Total nonperforming assets	75	48	27	56

Allowance for credit losses	40	25	15	60
Allowance to period end loans	0.56%	0.35%	0.21%
Allowance to nonperforming loans	54	53	1
Nonperforming assets to related assets (11)	1.05	0.68	0.37

ASSETS UNDER MANAGEMENT
ENDING BALANCES:
Mutual funds	$100,646	$91,534	$9,112	10%
Other	74,902	57,462	17,440	30

Total assets	175,548	148,996	26,552	18

By type:
Money market	70,820	68,632	2,188	3
Equity	42,150	35,394	6,756	19
Fixed income	62,578	44,970	17,608	39

Total assets	175,548	148,996	26,552	18

By channel:
Private client services	42,970	42,390	580	1
Retail brokerage	8,139	6,716	1,423	21
Institutional	93,367	70,196	23,171	33
Commercial cash sweep	8,581	8,579	2	—
Capital markets	2,935	4,724	(1,789)	(38)
External (28)	9,492	8,417	1,075	13
All other direct (29)	10,064	7,974	2,090	26

Total assets	175,548	148,996	26,552	18

Morningstar® Rankings:
% of 4 and 5 ranked funds	54%	48%	6%
% of 3+ ranked funds	88	93	(5)

PRIVATE CLIENT SERVICES:
Number of private client advisors	622	675	(53)	(8)%
Number of private client offices	89	96	(7)	(7)

Total client assets-end of
period (30)	$64,307	$61,659	$2,648	4

Ending balances
Loans	6,604	7,036	(432)	(6)
Deposits	10,548	8,312	2,236	27

Average balances
Loans	6,492	6,898	(406)	(6)	$6,582	$6,913	$(331)	(5)%
Deposits	10,125	8,155	1,970	24	9,743	8,172	1,571	19

Investment Management – continued

	Three Months Ended September 30				Nine Months Ended September 30
			Change				Change
(Dollars in millions)	2003	2002 (25)	Amount	Percent	2003	2002 (25)	Amount	Percent
INSURANCE GROUP
Gross revenue (31)	$160	$111	$49	44%	$395	$350	$45	13%

Ending Balances:
Invested assets	6,000	387	5,613	N/M
Policy loans	415	—	415	N/M

Policies inforce - direct/assumed (in thousands)	2,331	1,232	1,099	89

Policies inforce - direct/assumed	$228,095	$13,527	$214,568	N/M
Policies inforce - retained	42,984	13,526	29,458	N/M

Insurance policy and claims reserves	$6,496	$212	$6,284	N/M

A.M. Best rating (32)	A	—	N/M	N/M

For additional footnote detail see pages 9, 12 and 15.
(25)	Prior period data has been adjusted for the transfer of corporate trust services from Investment Management to the Corporate line of business where it is now reported as discontinued operations.
(26)	Net interest income-FTE did not have material tax equivalent adjustments for the three or nine months ended September 30, 2003 and 2002.
(27)	Net income before restructuring-related reversals was $263 million for the nine months ended September 30, 2002.
(28)	Includes broker/dealers, trust companies, and registered investment advisors that sell, or offer, One Group funds.
(29)	One Group funds invested in other One Group funds and other mutual funds sub-advised.
(30)	Fiduciary, brokerage and other related assets (managed and non-managed).
(31)	Includes insurance-related revenues recorded in other lines of business.
(32)	A.M. Best maintained A ratings with developing implications.

Quarterly Results

Investment Management net income totaled $91 million, an increase of $12 million, or 15%, driven by the acquisition of Zurich Life, strong asset growth, and an improved market. Since Zurich Life closed effective September 1, only one month of earnings is included.

        Assets under management increased $26.6 billion, or 18%, to $175.5 billion. Money market, equity, and fixed income assets increased 3%, 19%, and 39%, respectively. A significant portion of the increase was driven by the institutional and external channels, which collectively increased $24.2 billion, or 31%. The Zurich Life acquisition represented $5.4 billion of the fixed income and institutional increases. One Group mutual fund assets increased $9.1 billion, or 10%, to $100.6 billion.

        Net interest income increased $26 million, or 29%, to $115 million, primarily attributable to Zurich Life. Additionally, continued strong average deposit growth of $2.3 billion, or 27%, tempered by compressed margins, contributed to the increase.

        Noninterest income increased $33 million, or 15%, to $257 million, primarily driven by the acquisition of Zurich Life. In addition, positive overall net fund flows, improved market conditions, and a more favorable mix toward long-term assets under management contributed to the increase.

        Noninterest expense increased $40 million, or 22%, to $224 million, due also to Zurich Life. Additionally, slightly higher compensation costs and higher legal costs contributed to the overall increase.

        The provision for credit losses was $4 million, an increase of $2 million, reflecting the deterioration in the credit quality of certain large loans.

        On September 3, the New York Attorney General simultaneously filed and settled a complaint against a hedge fund alleging that the hedge fund had engaged in improper trading practices with certain mutual funds, including the One Group Funds. The Corporation is cooperating fully with the Attorney General, the Securities and Exchange Commission and other regulators in connection with inquiries into these practices, and is reviewing its mutual fund practices. To date, the Corporation has found no systemic problems. The Corporation continues to work towards assessing any financial impact to One Group investors from such practices and will make full restitution to One Group investors harmed as a result of improper conduct by any Bank One employee.

Investment Management – continued

Year-to-Date Results

Investment Management reported year-to-date net income of $240 million, down $24 million, or 9%, driven by higher revenue offset by higher expenses and increased provision for credit losses.

        Year-to-date total revenue, net of interest expense, increased $15 million, or 2%, to $1 billion. The increase reflects a strong third quarter driven by the acquisition of Zurich Life, an improved market, and a more favorable mix toward long-term assets under management. The higher revenue was partially offset by a weaker market and mix in assets under management in the first and second quarters.

        Noninterest expense was $610 million, an increase of $48 million, or 9%, principally driven by the acquisition of Zurich Life and higher legal and operating costs.

        The provision for credit losses was $12 million, an increase of $5 million, reflecting deterioration in credit quality of certain large loans, and the absence of recoveries which occurred in the second quarter of 2002.

Corporate
Corporate includes treasury activities, Corporate’s investment portfolios, non-core portfolios transferred from the Retail line of business, corporate trust services transferred from the Investment Management line of business (reported as discontinued operations), other unallocated corporate expenses, and any gains or losses from corporate transactions. Information related to the non-core portfolios is included in the table below. See page 29 for financial information for the non-core portfolios on a stand-alone basis.

	Three Months Ended September 30				Nine Months Ended September 30
			Change				Change
(Dollars in millions)	2003	2002 (25)	Amount	Percent	2003	2002 (25)	Amount	Percent
INCOME STATEMENT DATA:
Net interest income (expense)-FTE (1) (33) (34)	$(80)	$106	$(186)	N/M	$(212)	$286	$(498)	N/M

Banking fees and commissions (3)	(20)	(11)	(9)	(82)%	(67)	(23)	(44)	N/M
Credit card revenue (4)	(1)	1	(2)	N/M	-	2	(2)	N/M
Service charges on deposits (5)	-	3	(3)	N/M	(3)	9	(12)	N/M
Fiduciary and investment management fees (13)	8	3	5	N/M	24	8	16	N/M
Investment securities gains	37	(17)	54	N/M	260	62	198	N/M
Trading (losses)	(7)	-	(7)	-	(21)	(16)	(5)	(31)
Other income/(losses)	(118)	(2)	(116)	N/M	(48)	95	(143)	N/M

Total noninterest income (35)	(101)	(23)	(78)	N/M	145	137	8	6

Total revenue, net of interest expense	(181)	83	(264)	N/M	(67)	423	(490)	N/M

Provision for credit losses	78	86	(8)	(9)	322	337	(15)	(4)

Salaries and employee benefits	236	217	19	9	732	616	116	19
Other expense	(53)	(12)	(41)	N/M	(178)	13	(191)	N/M

Total noninterest expense before
restructuring-related reversals	183	205	(22)	(11)	554	629	(75)	(12)
Restructuring-related reversals	-	-	-	-	-	(21)	21	N/M

Total noninterest expense (36)	183	205	(22)	(11)	554	608	(54)	(9)

Loss before income tax benefit	(442)	(208)	(234)	N/M	(943)	(522)	(421)	(81)
Applicable income tax benefit	(187)	(104)	(83)	(80)	(436)	(272)	(164)	(60)

Loss from continuing operations, net of tax benefit (37)	(255)	(104)	(151)	N/M	(507)	(250)	(257)	N/M

Discontinued operations
Income from discontinued operations	14	15	(1)	(7)	39	45	(6)	(13)
Applicable income taxes	5	5	-	-	14	16	(2)	(13)

Income from discontinued operations, net of taxes	9	10	(1)	(10)%	25	29	(4)	(14)%

Net loss (37)	$(246)	$(94)	$(152)	N/M	$(482)	$(221)	$(261)	N/M

FINANCIAL PERFORMANCE:
Headcount	14,719	15,356	(637)	(4)%

ENDING BALANCES:
Non-core portfolios	$10,403	$16,873	$(6,470)	(38)%
Other loans	67	800	(733)	(92)

Total loans (38)	10,470	17,673	(7,203)	(41)

Assets	71,092	75,303	(4,211)	(6)
Memo-
Treasury investments (39)	40,545	36,021	4,524	13
Principal investments (40)	2,913	2,371	542	23

Deposits	13,235	15,892	(2,657)	(17)

Equity	2,314	2,471	(157)	(6)

AVERAGE BALANCES:
Non-core portfolios	$11,146	$17,644	$(6,498)	(37)%	$12,775	$19,268	$(6,493)	(34)%
Other loans	86	250	(164)	(66)	211	414	(203)	(49)

Total Loans	11,232	17,894	(6,662)	(37)	12,986	19,682	(6,696)	(34)

Assets	71,392	70,025	1,367	2	71,053	68,902	2,151	3

Deposits	12,321	14,097	(1,776)	(13)	12,846	15,249	(2,403)	(16)

Equity	2,519	2,627	(108)	(4)	2,886	2,062	824	40

Corporate – continued

	Three Months Ended September 30				Nine Months Ended September 30
			Change				Change
(Dollars in millions)	2003	2002 (25)	Amount	Percent	2003	2002 (25)	Amount	Percent
CREDIT QUALITY:
Net Charge-offs:
Non-core portfolios	$79	$84	$(5)	(6)%	$264	$321	$(57)	(18)%
Other loans	3	2	1	50	3	17	(14)	(82)

Total loans	82	86	(4)	(5)	267	338	(71)	(21)

Non-core portfolios net charge-off ratio	2.84%	1.90%	0.94%		2.76%	2.22%	0.54%

Nonperforming assets:
Non-core portfolios	$669	$849	$(180)	(21)%
Other loans	4	8	(4)	(50)

Total loans (41)	673	857	(184)	(21)
Other including OREO	56	6	50	N/M

Total nonperforming assets	729	863	(134)	(16)

Allowance for credit losses	394	345	49	14
Allowance to period end loans (38)	3.77%	1.95%	1.82%
Allowance to nonperforming loans (41)	59	40	19
Nonperforming assets to related assets	6.93	4.88	2.05

For additional footnote detail see pages 9, 12, 15 and 23.
(33)	Net interest income (expense)-FTE includes tax equivalent adjustments of $7 million and $8 million for the three months ended September 30, 2003 and 2002, respectively. For the nine months ended September 30, 2003 and 2002, tax equivalent adjustments were $24 million and $25 million.
(34)	Net interest income (expense)-FTE primarily includes treasury results and interest spread on investment-related activities.
(35)	Noninterest income primarily includes the gains and losses from investment activities and other corporate transactions.
(36)	Noninterest expense primarily includes corporate expenses not allocated to the lines of business.
(37)	Net loss before restructuring-related reversals, net of $8 million tax, was $234 million for the nine months ended September 30, 2002.
(38)	Loans include loans held for sale of $18 million and $24 million at September 30, 2003 and 2002, respectively. These amounts are not included in allowance for credit losses coverage statistics.
(39)	Treasury investments may include U.S. government and agency debt securities, mortgage and other asset-backed securities and other fixed income investments.
(40)	Principal investments include primarily private equity investments and venture capital fund investments.
(41)	Nonperforming loans include loans held for sale of $5 million at September 30, 2003. There were no loans held for sale included in nonperforming loans at September 30, 2002. This amount is not included in allowance for credit losses coverage statistics.

Corporate net loss for the third quarter and for the nine months ended September 30, 2003, included the following pre-tax components:

(In millions)	Three months ended September 30, 2003	Nine months ended September 30, 2003
Treasury net interest expense	$(85)	$(260)
Net gain on Corporate investment activity	37	260
Losses related to termination of debt	(162)	(162)
Corporate unallocated expenses	(146)	(420)

Quarterly Results

Corporate net loss totaled $246 million, compared with a net loss of $94 million.

Excluding Non-core Portfolios and Discontinued Operations

Treasury net interest expense was $85 million, an increase of $124 million. In 2002, the Corporation extended liability duration and repositioned the treasury investment portfolio in order to position the balance sheet more defensively for rising interest rates.

Corporate – continued

        Net securities gains were $37 million, as a result of both net gains in principal investments and net losses in the treasury investment portfolio. The principal investment portfolio gains were primarily driven by the sale of Ability One. This compares to net securities losses of $17 million.

        The Corporation repaid certain floating rate debt and unwound related hedges leading to a $162 million loss, which was recognized in other income.

        Corporate expenses were $146 million, compared to $162 million.

Non-core Portfolios

Net loss from the non-core portfolios was $12 million compared with net income of $11 million. See page 29 for financial information for the non-core portfolios on a stand-alone basis.

        Average loan balances were $11.1 billion, down 37%, as the portfolios continued to liquidate at a steady pace. Net interest income was $91 million, down $53 million, primarily due to this liquidation.

        Provision for credit losses was $74 million, down $10 million. The net charge-off ratio increased to 2.84% from 1.90%.

Discontinued Operations

As a result of the Corporation’s announced agreement to sell its corporate trust services business to J.P. Morgan Chase & Co., the results of these operations have been transferred from the Investment Management Group to the Corporate line of business and reported as discontinued operations. The following table provides details of the impact of this business:

	Three Months Ended September 30				Nine Months Ended September 30
			Change				Change
(Dollars in millions)	2003	2002	Amount	Percent	2003	2002	Amount	Percent
Total revenues	$35	$31	$4	13%	$105	$96	$9	9%
Total expenses (excl. taxes)	21	16	5	31	66	51	15	29

Pre-tax income	14	15	(1)	(7)	39	45	(6)	(13)
Net income	9	10	(1)	(10)	25	29	(4	(14)

Total assets	92	119	(27)	(23)

Year-to-Date Results

Corporate net loss totaled $482 million, compared with a net loss of $234 million (excluding the $13 million after-tax benefit from a restructuring charge reversal in the prior year).

Excluding Non-core Portfolios and Discontinued Operations

Treasury net interest expense was $260 million, an increase of $319 million. In 2002, the Corporation extended liability duration and repositioned the treasury investment portfolio in order to position the balance sheet more defensively for rising interest rates.

        Net securities gains were $260 million, as a result of net gains in principal investments and the treasury investment portfolio. This compares to net securities gains of $62 million. The principal investment portfolio gains in the current year were primarily driven by the sale of Ability One. The prior year included the $261 million gain on the sale of the GE Monogram joint venture. Valuation adjustments included in each period’s net securities gains were primarily a result of changes in the value of principal investments, the interest rate environment and economic conditions.

        The Corporation repaid certain floating rate debt and unwound related hedges leading to a $162 million loss, which was recognized in other income.

Corporate – continued

        Corporate expenses were $554 million, compared to $629 million (excluding the $21 million pre-tax benefit from a restructuring charge reversal). Corporate expenses for the second quarter of 2002 included $89 million of expenses for the termination of certain vendor contracts, renegotiation of others and the bringing in-house of various network, technology and programming functions.

Non-core Portfolios

Net loss from the non-core portfolios was $95 million, including the impact of an increase in the allowance for credit losses of $85 million, down $95 million. See page 29 for financial information for the non-core portfolios on a stand-alone basis.

        Average loan balances were $12.8 billion, down 34% as the portfolios continued to liquidate at a steady pace. Net interest income related to the non-core portfolios was $308 million, down $158 million, primarily due to this liquidation.

        Provision for credit losses was $319 million, relatively unchanged. Excluding the $85 million that was added to the allowance for credit losses in the second quarter of 2003, provision for credit losses decreased $84 million. The net charge-off ratio increased to 2.76% from 2.22%.

        Noninterest expense for the non-core portfolios was $134 million compared to $145 million.

Non-core Portfolios
The following table presents financial information for the non-core portfolios which were transferred from the Retail line of business to the Corporate line of business. This information is reflected in the Corporate line of business financial information.

	Three Months Ended September 30				Nine Months Ended September 30
			Change				Change
(Dollars in millions)	2003	2002	Amount	Percent	2003	2002	Amount	Percent
INCOME STATEMENT DATA:
Net interest income-FTE (1)	$91	$144	$(53)	(37)%	$308	$466	$(158)	(34)%
Noninterest income (loss)	1	-	1	-	(4)	-	(4)	-

Total revenue, net of interest expense	92	144	(52)	(36)	304	466	(162)	(35)

Provision for credit losses	74	84	(10)	(12)	319	320	(1)	-

Salaries and employee benefits	-	4	(4)	N/M	9	13	(4)	(31)
Other expense	37	39	(2)	(5)	125	132	(7)	(5)

Total noninterest expense	37	43	(6)	(14)	134	145	(11)	(8)

Income (loss) before income taxes (benefits)	(19)	17	(36)	N/M	(149)	1	(150)	N/M
Applicable income taxes (benefits)	(7)	6	(13)	N/M	(54)	1	(55)	N/M

Net income (loss)	$(12)	$11	$(23)	N/M	$(95)	$-	$(95)	-

FINANCIAL PERFORMANCE:
Return on average common equity	(3)%	3%	(6)%		(9)%	0%	(9)%
Efficiency ratio	40	30	10		44	31	13
Headcount	-	300	(300)	N/M	-	300	(300)	N/M

ENDING BALANCES:
Home equity	$8,266	$11,856	$(3,590)	(30)%
Vehicle leases and other loans	2,137	5,017	(2,880)	(57)
Total Loans (42)	10,403	16,873	(6,470)	(38)

Equity	1,415	1,415	-	-

AVERAGE BALANCES:
Home equity	$8,817	$12,301	$(3,484)	(28)%	$9,886	$13,256	$(3,370)	(25)%
Vehicle leases and other loans	2,329	5,343	(3,014)	(56)	2,889	6,012	(3,123)	(52)

Total Loans	11,146	17,644	(6,498)	(37)	12,775	19,268	(6,493)	(34)
Equity	1,415	1,415	-	-	1,415	1,415	-	-

CREDIT QUALITY:
Net charge-offs
Home equity	$62	$68	$(6)	(9)%	$195	$250	$(55)	$(22)
Vehicle leases and other loans	17	16	1	6	69	71	(2)	(3)

Total net charge-offs	79	84	(5)	(6)	264	321	(57)	(18)

Annualized net charge-off ratios:
Home equity	2.81	2.21	0.60		2.63	2.51	0.12
Vehicle leases and other loans	2.92	1.20	1.72		3.18	1.57	1.61

Total net charge-offs	2.84	1.90	0.94		2.76	2.22	0.54

Nonperforming assets:
Nonperforming loans	$669	$849	$(180)	(21)
Other, including other real estate owned	56	-	56	-

Total nonperforming loans (43)	725	849	(124)	(15)

Allowance for credit losses	391	341	50	15
Allowance to period end loans (42)	3.77%	2.02%	1.75%
Allowance to nonperforming loans (43)	59	40	19
Nonperforming assets to related assets	6.93	5.03	1.90

For additional footnote detail see pages 9, 12, 15, 23 and 26.
(42)	Loans include loans held for sale of $18 million and $24 million at September 30, 2003 and 2002, respectively. These amounts are not included in allowance for credit losses coverage statistics.
(43)	Nonperforming loans include loans held for sale of $5 million at September 30, 2003. This amount is not included in allowance for credit losses coverage statistics. There were no loans held for sale included in nonperforming loans at September 30, 2002.

BALANCE SHEET ANALYSIS
(All comparisons are to December 31, 2002, unless otherwise specified.)

Trading assets increased by $6.4 billion to $13.6 billion which was largely driven by an increase in purchased government securities. Additionally, overall volume in capital markets trading activity has increased.

        Investment securities totaled $76.1 billion compared with $67.6 billion. This increase of $8.5 billion, or 13%, was driven by increases of $5.2 billion in other debt securities, $4.1 billion in U.S. government agencies and $2.8 billion in U.S. Treasuries. The completion of the Zurich Life acquisition in the third quarter added $5.4 billion in investment securities. These increases also reflected the continued repositioning of the treasury investment portfolio in order to position the balance sheet more defensively for rising interest rates. Partially offsetting these increases was a decrease of $5.3 billion, or 19%, in retained interests in securitized credit card receivables.

        The Corporation’s loan portfolio was $141.7 billion compared with $148.1 billion, a decrease of $6.4 billion, or 4%. Commercial Banking loans totaled $54.5 billion compared to $61.9 billion, a decrease of $7.4 billion, or 12%. The non-core portfolios included in the Corporate line of business totaled $10.4 billion, a decrease of $4.9 billion, or 32%. This decrease reflected the continued run off of the non-core portfolios. Partially offsetting these decreases were higher loan balances in Retail and Card Services. Retail loans totaled $55.4 billion compared with $52.3 billion, an increase of $3.1 billion, or 6%. The increase was due primarily to a $4.4 billion, or 21%, growth in home equity loans, offset by a combined $1.5 billion decrease in vehicle and other personal loans. Card Services loans totaled $14.2 billion compared to $11.6 billion, an increase of $2.6 billion, or 22%.

        Total deposits were $163.4 billion compared to $170.0 billion, a decrease of $6.6 billion. During the third quarter the U.S. Treasury began to compensate the Corporation for services provided using special issue securities. Under this program, U.S. Treasury deposits and the securities are netted under a legal right of offset, resulting in reduced reported deposits. The balance of these deposits at December 31, 2002 was $10.4 billion.

        Insurance policy and claims reserves increased $6.3 billion, to $6.5 billion, as a result of the Zurich Life acquisition in the third quarter.

        Treasury stock increased $1.7 billion, reflecting the impact of the repurchase of over 53 million shares of the Corporation’s stock under the stock repurchase programs. See page 48 for additional information on the stock repurchase program.

        See page 46 for a discussion of expected adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities, and related FASB Staff Positions” (“FIN No. 46”) as of December 31, 2003.

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

        Additionally, as a result of the acquisition of Zurich Life, the Corporation assumed risk associated with insurance policy and claims reserves, which represent liabilities for insurance and annuity benefits expected to be paid. Such benefits are estimated based on a number of assumptions including mortality, morbidity, persistency and interest rates, and other assumptions based on the Corporation’s experience.

        The following discussion of the Corporation’s risk management process focuses primarily on developments since December 31, 2002. The Corporation’s risk management processes for credit, liquidity, market and operational risks have not substantially changed from year-end and are described in detail in the Corporation’s 2002 Annual Report, beginning on page 56.

LIQUIDITY RISK MANAGEMENT

At September 30, 2003, the Corporation and its principal banks had the following long- and short-term debt ratings:

	Short-Term Debt			Senior Long-Term Debt
	S & P	Moody's	Fitch	S & P	Moody's	Fitch
The Corporation (parent)	A-1	P-1	F1	A	Aa3	A+
Principal banks	A-1	P-1	F1+	A+	Aa2	AA-

At September 30, 2003, the Corporation’s principal insurance subsidiaries had the following financial strength ratings:

	S & P (1)	Moody's	A.M. Best (2)
Principal Insurance Companies	A+	A2	A

(1)	S&P rating is currently on negative outlook which indicates the potential direction of the principal insurance companies’ ratings.
(2)	A.M. Best maintained A ratings with developing implications.

MARKET RISK MANAGEMENT

Market risk refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices, commodity prices and credit spreads in market risk sensitive instruments. Market risk arises in both trading and non-trading portfolios. The section on “Market Risk Management-Nontrading Activities” in the Corporation’s 2002 Annual Report on pages 61-62 provides an overview of the Corporation’s approach to managing market risks arising from non-trading portfolios. In these asset and liability management activities, policies are in place to closely manage structural interest rate risk. Disclosures about the fair value of financial instruments, which reflect changes in market prices and rates, can be found in Note 23, “Fair Value of Financial Instruments,” in the Corporation’s 2002 Annual Report on pages 103-105.

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

Value-At-Risk

        For trading portfolios, value-at-risk measures the maximum fair value the Corporation could be reasonably expected to lose on a trading position, given a specified confidence level and time horizon. Value-at-risk limits and exposure are monitored daily for each significant trading portfolio. Value-at-risk is not calculated for credit derivatives used to economically hedge specific credits in the loan portfolio. However, stress testing is regularly performed for these credit derivative positions. See discussion of credit derivatives under the “Trading Derivative Instruments” section in the Corporation’s 2002 Annual Report on page 72. Likewise, value-at-risk calculations do not include the principal investments portfolio, which is carried at fair value with realized and unrealized gains and losses reported in noninterest income. However, foreign exchange exposures that arise from the principal investments portfolio are included in the value-at-risk calculations.

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

        The value-at-risk in the Corporation’s trading portfolio was as follows (excluding credit derivatives used to economically hedge specific credits in the loan portfolio with a net notional amount of $4.1 billion and $5.3 billion at September 30, 2003 and June 30, 2003, respectively):

		Third Quarter 2003
(In millions)	September 30, 2003	Average	High	Low	June 30, 2003
High Volume Capital Markets Trading
Portfolios and Mortgage Pipeline (1)
Risk type:
Interest rate	$9	$8	$10	$7	$9
Commodity price	—	—	—	—	—
Currency exchange rate	1	—	1	—	—
Equity	—	—	1	—	1
Diversification benefit	—	1			—

Total	10	9	10	7	10

Other Trading Portfolios
Risk type:
Interest rate	6	6	6	6	6
Currency exchange rate	4	4	4	4	4

Aggregate trading portfolio market risk	$20	$19	$20	$17	$20

(1)     Subject to backtesting.

        Interest rate risk was the predominant type of market risk to which the Corporation was exposed during the third quarter of 2003. At September 30, 2003, approximately 75% of primary market risk exposures were related to interest rate risk. Currency exchange rate risk accounted for 25% of primary market risk exposures. Commodity and equity risk exposures were immaterial at quarter-end.

        At September 30, 2003, aggregate portfolio market risk exposures were equal to those at June 30, 2003.

        Value-at-risk levels are regularly backtested to validate the model by comparing predictions with actual results. For the three months ended September 30, 2003, backtesting results for the high volume capital markets portfolios and the mortgage pipeline appear in the following graph:

VaR
P&L
$ Millions
10
8
6
4
2
0
(2)
(4)
(6)
(8)
(10)
(12)
1-Jul
9-Jul
16-Jul
23-Jul
30-Jul
6-Aug
13-Aug
20-Aug
27-Aug
4-Sep
11-Sep
18-Sep
25-Sep

        These backtesting results reflect only the higher-volume trading portfolios that are actively managed and marked-to-market on a daily basis (i.e., the capital markets trading portfolios and the mortgage pipeline in the consumer lending business). Based on a 99% confidence interval in predicting actual profit or loss, the Corporation would expect actual profit or loss to exceed value-at-risk one day for every one hundred days. As shown in the graph above, there were no days during the third quarter where the actual loss exceeded the calculated value-at-risk. The Corporation’s value-at-risk measure provides a conservative measure of the level of market risk.

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

        Based on immediate parallel shocks, the Corporation’s measured benefit to rising rates and exposure to falling rates have declined in comparison to the second quarter. The Corporation’s 12-month pretax earnings sensitivity profile was as follows:

	Immediate Change in Rates
(In millions)	+200 bp	+100 bp	-50 bp
September 30, 2003	$40	$86	$(118)

June 30, 2003	$110	$142	$(234)

        The drop in the measured benefit from rising interest rates reflects management’s positioning of the balance sheet for a more prolonged period of stable rates, while maintaining a defensive bias against an unanticipated increase in interest rates. The change in risk reflects both an increase in long-term interest rates and the repositioning of the investment portfolio. The impact of the recent Zurich Life acquisition resulted in an insignificant change to the overall Corporate risk position.

CREDIT PORTFOLIO COMPOSITION

Selected Statistical Information
The significant components of credit risk and the related ratios for the quarters indicated were as follows:

(Dollars in millions)	September 30 2003	June 30 2003	March 31 2002	December 31 2002	September 30 2002
Loans outstanding (1)	$141,710	$144,583	$144,747	$148,125	$150,389
Average loans	144,162	144,635	146,419	150,531	148,152

Nonperforming loans (2)	2,707	3,062	3,199	3,276	3,521
Other, including other real estate owned	214	245	254	251	214

Nonperforming assets	2,921	3,307	3,453	3,527	3,735

Allowance for credit losses	4,374	4,498	4,526	4,525	4,518
Net charge-offs	540	489	495	622	573
Nonperforming assets to related assets (3)	2.06%	2.28%	2.38%	2.38%	2.48%
Allowance to period end loans (1)	3.34	3.35	3.31	3.20	3.17
Allowance to nonperforming loans (2)	162	147	142	139	132
Annualized net charge-off ratio	1.50	1.35	1.35	1.65	1.55
Allowance to annualized net charge-offs	203	230	229	182	197

(1)	Loans include loans held for sale of $10.7 billion, $10.2 billion, $7.9 billion, $6.9 billion, and $7.9 billion at September 30, 2003, June 30, 2003, March 31, 2003, December 31, 2002 and September 30, 2002, respectively. These amounts are not included in allowance for credit losses coverage statistics.
(2)	Nonperforming loans include loans held for sale of $10 million, $11 million, $22 million, $22 million and $93 million at September 30, 2003, June 30, 2003, March 31, 2003, December 31, 2002 and September 30, 2002, respectively. These amounts are not included in allowance for credit losses coverage statistics.
(3)	Related assets consist of loans outstanding, including loans held for sale, and other real estate owned.

Loan Composition
The following indicates the Corporation’s loan portfolios:

	September 30, 2003		June 30, 2003		March 31, 2003		December 31, 2002		September 30, 2002
(Dollars in millions)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Retail: (1)
Small business commercial	$10,122	7%	$10,050	7%	$9,946	7%	$9,921	7%	$9,899	7%
Home equity	25,252	18	23,863	16	21,688	15	20,853	14	18,696	12
Vehicle	13,841	10	13,873	10	14,223	10	14,661	10	15,001	10
Other personal	6,199	4	5,919	4	6,378	4	6,869	4	7,118	5

Total Retail	55,414	39	53,705	37	52,235	36	52,304	35	50,714	34
Commercial Banking:
Corporate banking:
Commercial and industrial	13,956	10	15,309	11	16,679	12	17,866	12	17,388	12
Commercial real estate	8,487	6	8,228	6	8,414	6	8,321	6	8,557	6
Lease financing	4,145	3	4,177	3	4,250	3	4,358	3	4,693	3
Other	787	1	1,605	-	553	-	1,014	-	514	-

Total corporate
banking	27,375	20	29,319	20	29,896	21	31,559	21	31,152	21
Middle market:
Commercial and industrial	23,889	17	25,346	18	26,199	18	26,983	18	28,086	18
Commercial real estate	2,028	1	2,128	1	2,150	1	2,318	2	2,353	2
Lease financing	869	1	923	1	943	1	1,008	1	1,039	1
Other	332	-	59	-	269	-	27	-	361	-

Total middle market	27,118	19	28,456	20	29,561	20	30,336	21	31,839	21

Total Commercial
Banking	54,493	39	57,775	40	59,457	41	61,895	42	62,991	42
Card Services	14,178	10	14,090	10	12,387	9	11,581	8	11,924	8
IMG (2)	7,155	5	6,579	5	6,663	5	6,942	5	7,087	5
Corporate (2)	10,470	7	12,434	8	14,005	9	15,403	10	17,673	11

Total loans	$141,710	100%	$144,583	100%	$144,747	100%	$148,125	100%	$150,389	100%

(1)	Certain loans, previously classified as other personal loans, were reclassified into loan categories which are more reflective of management’s view of the underlying loan characteristics. Prior period balances have been adjusted to conform to the current period presentation.
(2)	Prior period data has been adjusted for the transfer of corporate trust services from Investment Management to the Corporate line of business.

        Loans held for sale, which are classified as loans, are carried at lower of cost or fair value, totaled $10.7 billion, $10.2 billion, $7.9 billion, $6.9 billion and $7.9 billion at September 30, 2003, June 30, 2003, March 31, 2003, December 31, 2002 and September 30, 2002, respectively. At September 30, 2003, loans held for sale included Card Services loans of $7.7 billion, Retail loans of $2.5 billion, Commercial Banking loans of $471 million and Corporate loans of $18 million.

Commercial and Industrial Loans
At September 30, 2003, commercial and industrial loans totaled $37.8 billion, and represented 69% of the Commercial Banking portfolio.

        The following indicates the more significant borrower industry concentrations of the Commercial Banking commercial and industrial portfolio at:

	September 30, 2003		June 30, 2003		March 31, 2003		December 31, 2002

(Dollars in millions)	Outstanding	Percent (1)	Outstanding	Percent (1)	Outstanding	Percent (1)	Outstanding	Percent (1)

Motor vehicles and parts/auto related	$3,064	8.1%	$3,499	8.6%	$4,025	9.4%	$3,990	8.9%
Wholesale trade	2,754	7.3	2,955	7.3	3,499	8.2	3,558	7.9
Oil and gas	2,064	5.4	2,219	5.5	2,738	6.4	3,069	6.8
Business finance and leasing	1,956	5.2	1,934	4.7	2,132	5.0	2,222	5.0
Industrial materials	1,784	4.7	1,945	4.8	2,338	5.4	2,471	5.5
Other (2)	26,223	69.3	28,103	69.1	28,146	65.6	29,539	65.9

Total	$37,845	100%	$40,655	100%	$42,878	100%	$44,849	100%

(1)	Total outstanding by industry concentration as a percentage of total commercial and industrial loans.
(2)	Presented for informational purposes and includes 36 industry concentrations.

Commercial Real Estate
Commercial real estate loans represent credit extended for real-estate related purposes to borrowers or counterparties who are primarily in the real estate development or investment business and for which the primary source of repayment of the loan is from the sale, lease, rental, management, operations or refinancing of the property. At September 30, 2003, commercial real estate loans totaled $10.5 billion, or 19%, of the Commercial Banking portfolio.

        The majority of Commercial Real Estate loans are originated by corporate banking, primarily through its specialized National Commercial Real Estate Group. This group’s focus is lending to targeted regional and national real estate developers and homebuilders. As of September 30, 2003, National Commercial Real Estate Group’s loan outstandings totaled $8.5 billion, or 81%, of the commercial real estate portfolio.

        The following indicates the commercial real estate loan portfolio by both collateral location and property type at:

(Dollars in millions)	September 30, 2003		June 30, 2003		March 31, 2003		December 31, 2002

By Collateral Location:	Amount	Percent of Portfolio	Amount	Percent of Portfolio	Amount	Percent of Portfolio	Amount	Percent of Portfolio

California	$1,150	11%	$1,072	10%	$1,047	10%	$1,109	10%
Michigan	961	9	1,062	10	1,147	11	1,118	11
Illinois	902	9	897	9	943	9	1,088	10
Texas	891	8	856	8	845	8	824	8
Ohio	794	8	813	8	839	8	848	8
Arizona	609	6	598	6	709	7	741	7
Louisiana	337	3	342	3	363	3	376	3
Indiana	332	3	324	3	349	3	363	3
Kentucky	326	3	350	3	347	3	369	3
Colorado	281	3	257	3	260	3	288	3
Other areas	1,294	12	1,465	14	1,530	14	1,563	15
Unsecured	1,921	18	1,544	15	1,363	13	1,341	13
Secured by other than
commercial real estate	717	7	776	8	822	8	611	6

Total commercial real estate	$10,515	100%	$10,356	100%	$10,564	100%	$10,639	100%

By Property Type:
Office	$1,818	17%	$1,737	17%	$1,658	16%	$1,738	16%
Apartment	1,741	17	1,754	17	1,845	18	1,854	17
Retail	1,716	16	1,591	15	1,798	17	1,762	17
Single family residential
development	1,293	12	1,253	12	1,184	11	1,137	11
Industrial/warehouse	1,116	11	1,100	11	1,192	11	1,161	11
Residential lots	500	5	579	6	539	5	543	5
Hotels	452	4	517	5	517	5	560	5
Other commercial
income producing	1,722	17	1,664	16	1,696	16	1,758	17
Other residential
developments	157	1	161	1	135	1	126	1

Total commercial real estate	$10,515	100%	$10,356	100%	$10,564	100%	$10,639	100%

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
  Credit card receivables are charged-off rather than placed on nonaccrual status.

        The following indicates the Corporation’s nonperforming assets at:

(Dollars in millions)	September 30 2003	June 30 2003	March 31 2003	December 31 2002	September 30 2002
Nonperforming loans:
Retail	$573	$570	$558	$535	$577
Commercial Banking:
Corporate banking	526	705	814	873	1,010
Middle market banking	861	988	947	1,001	1,030

Total Commercial Banking	1,387	1,693	1,761	1,874	2,040
IMG	74	80	81	71	47
Corporate	673	719	799	796	857

Total nonperforming loans (1)	2,707	3,062	3,199	3,276	3,521
Other, including other real estate owned	214	245	254	251	214

Total nonperforming assets	$2,921	$3,307	$3,453	$3,527	$3,735

Nonperforming assets to related assets (2)	2.06%	2.28%	2.38%	2.38%	2.48%
Loans 90-days or more past due and
accruing interest:
Card Services	$252	$209	$161	$160	$132
Other	-	-	-	1	-

Total loans	$252	$209	$161	$161	$132

(1)	Nonperforming loans include loans held for sale of $10 million, $11 million, $22 million, $22 million and $93 million at September 30, 2003, June 30, 2003, March 31, 2003, December 31, 2002 and September 30, 2002, respectively.
(2)	Related assets consist of loans outstanding, including loans held for sale, and other real estate owned.

        The Corporation has established processes for identifying potential problem areas of the portfolio, which currently include commercial exposure to auto-related, airlines and the risk profile of non-core portfolios. The Corporation will continue to monitor and manage these potential risks. Concern remains for rising bankruptcy trends and the potential effect on the consumer portfolios.

        In general, credit quality continued to improve during the third quarter as nonperforming loans declined $355 million from the prior quarter, driven primarily by a $306 million decline in Commercial Banking nonperforming loans. The 18% decline in Commercial Banking was a result of both an improving economic environment and risk management actions, including loan sales and management of individual credits, which has led to pay-offs, pay-downs and restructurings.

        Nonperforming loans within Retail at September 30, 2003 were $573 million, an increase of $3 million from the prior quarter. Overall residential real estate nonperforming loans continue to improve as foreclosure inventories continue to decline. Home equity loans are written down to net realizable value of the collateral once a loan reaches 120 days delinquency. Due to the time necessary to complete foreclosure and acquire title, real estate loans remain in nonperforming status for an extended period. Corporate line of business nonperforming loans at September 30, 2003 totaled $673 million and included $669 million of nonperforming loans from the non-core portfolio.

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
  Closed end consumer loans are generally charged-off following a delinquency period of 120 days, or within 60 days for unsecured consumer loans after receipt of notification of bankruptcy. Closed-end consumer loans, such as auto loans and leases and home mortgage loans, are written down to the extent of loss after considering the net realizable value of the collateral. The timing and amount of the charge-off on consumer loans will depend on the type of loan, giving consideration to available collateral, as well as the circumstances giving rise to the delinquency. The Corporation adheres to uniform guidelines published by the FFIEC in charging off consumer loans.

        The Corporation’s net charge-offs for the quarterly periods indicated were as follows:

	September 30, 2003			June 30, 2003			March 31, 2003
(Dollars in millions)	Net charge-offs	Average balance	Annualized net charge-off rate	Net charge-offs	Average balance	Annualized net charge-off rate	Net charge-offs	Average balance	Annualized net charge-off rate
Retail	$144	$54,734	1.05%	$113	$52,893	0.85%	$102	$52,610	0.78%
Commercial Banking:
Corporate banking	56	27,544	0.81	63	29,222	0.86	81	30,405	1.07
Middle market banking	43	27,546	0.62	42	28,824	0.58	47	29,551	0.64

Total Commercial
Banking	99	55,090	0.72	105	58,046	0.72	128	59,956	0.85
Card Services	211	16,441	5.13	182	14,090	5.17	161	12,364	5.24
IMG (1)	4	6,665	0.24	6	6,590	0.36	2	6,744	0.12
Corporate (1)	82	11,232	2.92	83	13,016	2.55	102	14,745	2.77

Total	$540	$144,162	1.50%	$489	$144,635	1.35%	$495	$146,419	1.35%

	December 31, 2002			September 30, 2002
(Dollars in millions)	Net charge-offs	Average balance	Annualized net charge-off rate	Net charge-offs	Average balance	Annualized net charge-off rate
Retail	$134	$51,683	1.04%	$117	$49,110	0.95%
Commercial Banking:
Corporate banking	148	31,508	1.88	160	31,600	2.03
Middle market banking	54	30,693	0.70	77	32,084	0.96

Total Commercial
Banking	202	62,201	1.30	237	63,684	1.49
Card Services	168	13,325	5.05	131	10,523	4.99
IMG (1)	13	6,986	0.74	2	6,941	0.12
Corporate (1)	105	16,336	2.57	86	17,894	1.92

Total	$622	$150,531	1.65%	$573	$148,152	1.55%

(1)	Prior period data has been adjusted for the transfer of the corporate trust services business from Investment Management to the Corporate line of business where it is now reported as discontinued operations.

        Net charge-offs increased 10% during the third quarter of 2003 to $540 million. The net charge-off ratio increased to 1.50% in the third quarter of 2003 from 1.35% in the second quarter of 2003.

        Retail net charge-offs in the third quarter of 2003 totaled $144 million, up from $113 million in the second quarter of 2003. This increase reflected higher net charge-offs primarily due to the sale of a small non-relationship portfolio.

        Commercial Banking net charge-offs in the third quarter of 2003 totaled $99 million, down from $105 million in the second quarter of 2003, reflecting both an improving economy and continued benefits from managements’ actions taken during 2001 and 2002. The net charge-off ratio was 0.72%, unchanged from the prior quarter. In spite of continuing improvement in credit quality, future charge-offs and credit quality in the Commercial Banking portfolio are subject to uncertainties that may cause actual results to differ from historical experience or forecasted results, including the state of the economy and its impact on individual industries and portfolio mix, among other things.

        On a reported basis, Card Services net charge-offs for the third quarter of 2003 totaled $211 million, an increase of $29 million from the second quarter, primarily resulting from growth of average total owned loans to $16.4 billion from $14.1 billion.

        On a managed basis, Card Services’ third quarter of 2003 net charge-off ratio of 5.30% increased slightly from the previous quarter ratio of 5.21% due to slightly lower recoveries. Credit risk management tools used to manage the level and volatility of losses for credit card accounts have been continually updated, and, where appropriate, these tools are adjusted to reduce credit risk. The managed credit card portfolio continued to reflect a well-seasoned portfolio that has good national geographic diversification.

        Net charge-offs of the non-core portfolio totaled $79 million in the third quarter compared to $83 million in the second quarter.

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

Loan Sales
A summary of the Corporation’s Commercial Banking loan sales, excluding trading, syndications, syndication-related activity and trade finance transactions, for the quarters indicated were as follows:

(In millions)	September 30 2003	June 30 2003	March 31 2002	December 31 2002	September 30 2002
Loans sold and loans transferred
to loans held for sale:
Nonperforming loans	$132	$28	$75	$43	$129
Other loans with credit related losses	121	217	84	47	65
Other loans	4	41	73	69	108

Total	$257	$286	$232	$159	$302

Impact of sales, transfers to loans held
for sale and valuation adjustments
on held for sale:
Charge-offs on loans sold and
transferred to held for sale:
Nonperforming loans	$22	$1	$10	$-	$5
Other loans with credit related losses	11	21	10	5	6

Total charge-offs to allowance	33	22	20	5	11
Losses (gains) on loans sold and held for sale	(25)	(14)	(8)	(3)	12

Total	$8	$8	$12	$2	$23

        The Corporation sells Commercial Banking loans in the normal course of its business activities as one alternative to manage credit risk. These loans are subject to the Corporation’s overall risk management practices. When a loan is sold or transferred to held for sale, any loss is evaluated to determine whether it resulted from credit deterioration or other conditions. Based upon this evaluation, losses resulting from credit deterioration are recorded as charge-offs. Losses on loan sales deemed to be from other than credit deterioration, gains on loan sales, and subsequent fair value adjustments on loans held for sale are reported as other noninterest income.

        Loans classified as held for sale are carried at the lower of cost or market value. Accordingly, these loans are excluded from the evaluation of the adequacy of the allowance for credit losses.

ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses is maintained at a level that in management’s judgment is adequate to provide for estimated probable credit losses inherent in various on- and off-balance sheet financial instruments. This process includes deriving probable loss estimates based on historical loss ratios, portfolio stress testing and management’s judgment.

        The changes in the Corporation’s allowance for credit losses for the quarters indicated were as follows:

(In millions)	September 30 2003	June 30 2003	March 31 2003	December 31 2002	September 30 2002
Balance, beginning of period	$4,498	$4,526	$4,525	$4,518	$4,521
Charge-offs:
Retail:
Small business commercial	19	21	18	32	20
Home equity	52	32	29	19	27
Vehicle	68	62	61	83	67
Other personal	33	28	29	27	29

Total Retail	172	143	137	161	143

Commercial Banking:
Corporate banking:
Commercial and industrial	67	75	55	74	133
Commercial real estate	3	3	6	6	8
Lease financing	6	4	40	77	31

Total corporate banking	76	82	101	157	172
Middle market:
Commercial and industrial	49	78	65	67	71
Commercial real estate	5	3	3	-	15
Lease financing	4	2	1	2	4

Total middle market	58	83	69	69	90

Total Commercial Banking	134	165	170	226	262
Card Services	234	208	175	183	142
IMG	9	8	3	15	4
Corporate	93	94	112	115	97

Total charge-offs	642	618	597	700	648

(In millions)	September 30 2003	June 30 2003	March 31 2003	December 31 2002	September 30 2002
Recoveries:
Retail:
Small business commercial	$5	$5	$7	$5	$6
Home equity	5	5	3	4	3
Vehicle	12	16	14	14	14
Other personal	6	4	11	4	3

Total Retail	28	30	35	27	26

Commercial Banking:
Corporate banking:
Commercial and industrial	17	17	20	8	11
Commercial real estate	2	1	-	1	1
Lease financing	1	1	-	-	-

Total corporate banking	20	19	20	9	12
Middle market:
Commercial and industrial	14	39	20	15	12
Commercial real estate	-	1	1	-	1
Lease financing	1	1	1	-	-

Total middle market	15	41	22	15	13

Total Commercial Banking	35	60	42	24	25
Card Services	23	26	14	15	11
IMG	5	2	1	2	2
Corporate	11	11	10	10	11

Total recoveries	102	129	102	78	75

Net charge-offs:
Retail	144	113	102	134	117
Commercial Banking	99	105	128	202	237
Card Services	211	182	161	168	131
IMG	4	6	2	13	2
Corporate	82	83	102	105	86

Total net charge-offs	540	489	495	622	573

Provision for credit losses	416	461	496	628	587
Transfers	-	-	-	1	(17)

Balance, end of period	$4,374	$4,498	$4,526	$4,525	$4,518

Composition of Allowance for Credit Losses
While the allowance for credit losses is available to absorb credit losses in the entire portfolio, allocations of the allowance for credit losses by line of business as of the dates indicated were as follows:

	September 30, 2003		June 30, 2003		March 31, 2003		December 31, 2002		September 30, 2002
(Dollars in millions)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Retail	$683	16%	$688	15%	$693	15%	$679	15%	$681	15%
Commercial Banking:
Corporate banking	1,461	33	1,611	36	1,706	38	1,706	38	1,706	38
Middle market	1,365	31	1,365	30	1,365	30	1,365	30	1,365	30

Total Commercial Banking	2,826	64	2,976	66	3,071	68	3,071	68	3,071	68
Card Services	431	10	396	9	396	9	396	9	396	9
IMG	40	1	40	1	40	1	40	1	25	-
Corporate	394	9	398	9	326	7	339	7	345	8

Total composition	$4,374	100%	$4,498	100%	$4,526	100%	$4,525	100%	$4,518	100%

Components of Allowance for Credit Losses
The Corporation determines allowance for credit losses levels based upon the probable losses in the credit portfolios. Several methodologies are employed for estimating probable losses. A detailed discussion of the process is presented in the Corporation’s 2002 Annual Report beginning on page 57.

        The table below presents the components of the probable loss estimate at:

(In millions)	September 30 2003	June 30 2003	March 31 2003	December 31 2002	September 30 2002
Asset specific	$469	$591	$692	$678	$756
Expected loss	2,526	2,713	2,850	2,810	2,862
Stress	1,379	1,194	984	1,037	900

Total components (1)	$4,374	$4,498	$4,526	$4,525	$4,518

(1)	The underlying assumptions, estimates and assessments made by management to determine the components of the allowance for credit losses are continually evaluated by management and updated to reflect management’s judgments regarding economic conditions and various relevant factors impacting credit quality and inherent losses.

        The allowance for credit losses at September 30, 2003 totaled $4.4 billion compared to $4.5 billion at December 31, 2002. The reduction in the allowance reflects both the reduced size of the loan portfolio and the continued improvement in credit quality. The allowance for credit losses at September 30, 2003 represented 3.34% of period-end loans and 162% of nonperforming loans, compared to 3.20% and 139%, respectively, at December 31, 2002. The asset-specific and expected loss components of the allowance for credit losses decreased from the prior quarter reflecting credit quality improvement in the commercial loan portfolio. This was offset by an increase in the stress component of the allowance for credit losses reflecting management’s ongoing assessment of the probable losses inherent in the portfolio. The allowance for credit losses established for specifically identified off-balance sheet lending exposures was not material at September 30, 2003.

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

        The Corporation also uses credit derivatives (primarily single name credit default swaps) and short bond positions, as protection against the deterioration of credit quality on commercial loans and loan commitments. The change in fair value of credit derivative instruments is included in trading results in the Corporation’s financial statements, while any credit assessment change in the underlying credit exposure is reflected in the allocated credit reserves. At September 30, 2003, the net notional amount of credit derivatives economically hedging commercial credit exposure totaled $4.1 billion, and the related loss reported in trading was $51 million for the third quarter of 2003.

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

Cash Flow Hedges
Cash flow hedges primarily represent hedges of variable-rate interest-bearing instruments. The effective portion of the change in fair value of the hedging derivative is recorded in Accumulated Other Adjustments to Stockholders’ Equity, which is reclassified into earnings in a manner consistent with the earnings pattern of the underlying hedged instrument or transaction. At September 30, 2003, the projected total amount of such reclassification into earnings over the next twelve months would be a decrease in net income of $270 million after-tax ($423 million pre-tax). This decrease, along with the contractual interest on the underlying variable rate debt, achieves the overall intended result of converting the variable rate to a specified fixed rate and is included in the Corporation’s analysis of interest rate exposure. These projections involve the use of currently forecasted interest rates over the next twelve months. These rates, and the resulting classification into earnings, are subject to change. The maximum length of time for which exposure to the variability of future cash flows for forecasted transactions is hedged is 18 months. No events have occurred in 2003 that impacted earnings from the discontinuance of cash flow hedges due to the determination that a forecasted transaction is no longer likely to occur.

        The amount of hedge ineffectiveness recognized for cash flow and fair value hedges for the nine months ended September 30, 2003 was a gain of $23 million recognized in noninterest income. No component of a hedging derivative instrument’s gain or loss is excluded from the assessment of hedge effectiveness. The Corporation has no non-derivative instruments designated as hedges.

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

         The following indicates the impact of these master netting agreements at:

(In millions)	September 30 2003	June 30 2003	March 31 2003	December 31 2002	September 30 2002
Gross replacement cost	$24,920	$27,967	$22,454	$22,066	$20,806
Less: Adjustment due to master
netting agreements	19,317	22,624	17,897	17,793	16,601

Balance sheet credit exposure	$5,603	$5,343	$4,557	$4,273	$4,205

        The credit risk associated with exchange-traded derivative financial instruments is limited to the relevant clearinghouse. Written options, including caps and floors, do not expose the Corporation to credit risk, except to the extent of the underlying risk in a financial instrument that the Corporation may be obligated to acquire under certain written put options.

LOAN SECURITIZATIONS AND OFF-BALANCE SHEET ACTIVITIES

Loan Securitizations
Investors in the beneficial interests of the securitized loans have no recourse against the Corporation if cash flows generated from the securitized loans are inadequate to service the obligations of the qualified special purpose entity (“QSPE”) that issues the securitized loans. To help ensure that adequate funds are available in the event of a shortfall, the Corporation is required to deposit funds into cash spread accounts if the excess spread falls below certain minimum levels. Spread accounts are funded from excess spread that would normally be returned to the Corporation. In addition, various forms of other credit enhancements are provided to protect more senior investor interests from loss. Credit enhancements associated with credit card securitizations, such as cash collateral or spread accounts, totaled $33 million and $145 million at September 30, 2003 and December 31, 2002, respectively, and are classified on the balance sheet as other assets at amounts approximating fair value.

        The following comprised the Corporation’s managed credit card loans at:

(In millions)	September 30 2003	December 31 2002
Owned credit card loans - held in portfolio	$6,449	$7,592
Owned credit card loans - held for sale	7,729	3,989
Seller's interest in credit card loans and accrued interest receivable	23,285	28,526

Total credit card receivables reflected on balance sheet	37,463	40,107
Securities sold to investors and removed from balance sheet	36,763	33,889

Managed credit card loans	$74,226	$73,996

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

Credit-Related Financial Instruments
The Corporation provides customers with off-balance sheet credit support through loan commitments, standby letters of credit and guarantees, as well as commercial letters of credit. Summarized credit-related financial instruments at September 30, 2003 were as follows:

	Amount of Commitment Expiration Per Period
(In millions)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	Over 5 Years
Unused credit card lines	$351,649	$351,649	$-	$-	$-
Unused loan commitments	139,250	103,056	26,373	9,472	349
Standby letters of credit and foreign office guarantees	25,149	18,049	5,608	1,226	266
Commercial letters of credit	595	595	-	-	-

        Since many of the unused commitments are expected to expire unused or be only partially used, the total amount of unused commitments in the preceding table does not necessarily represent future cash requirements.

Lease Commitments, Long-Term Debt and Other
The Corporation has entered into a number of long-term leasing arrangements of banking facilities to support the ongoing activities of the Corporation. The required payments under such commitments and long-term debt at September 30, 2003 were as follows:

(In millions)	2003	2004	2005	2006	2007	2008 and After	Total
Long-term debt	$693	$6,434	$7,318	$8,576	$6,130	$15,021	$44,172
Capital leases	2	8	8	9	10	16	53
Operating leases	63	229	206	187	163	914	1,762

Total	$758	$6,671	$7,532	$8,772	$6,303	$15,951	$45,987

Asset-Backed Finance Programs
The Corporation is an active participant in the asset-backed securities business where it helps meet customers’ financing needs by providing access to the commercial paper markets through special purpose entities, known as multi-seller conduits. These entities are separate bankruptcy-remote corporations in the business of purchasing interests in, and making loans secured by, receivables pools and other financial assets pursuant to agreements with customers. The multi-seller conduits fund their purchases and loans through the issuance of highly-rated commercial paper. The primary source of repayment of the commercial paper is the cash flow from the pools of assets. Investors in the commercial paper have no recourse to the general assets of the Corporation. Customers benefit from such structured financing transactions as these transactions provide an ongoing source of asset liquidity, access to the capital markets, and a potentially favorable cost of financing.

        As of September 30, 2003, the Corporation administered multi-seller conduits with a total program limit of $70 billion and with $34 billion in commercial paper outstanding. The multi-seller conduits were rated at least A-1 by S&P, P-1 by Moody’s and F1 by Fitch.

        These multi-seller conduits are a type of variable interest entity (“VIE”), as defined by FIN No. 46. These entities historically have met all of the requirements to be accounted for as independent entities, and, prior to the issuance of FIN No. 46, were not required to be consolidated with the Corporation. Each of the multi-seller conduits administered by the Corporation prepares stand-alone financial statements, which are independently audited on an annual basis.

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

        The commercial paper issued by the conduits is supported by deal-specific credit enhancement, which is structured to cover more than the expected losses on the pool of assets. The deal-specific credit enhancement is typically in the form of over-collateralization, but may also include any combination of the following: recourse to the seller or originator, cash collateral accounts, letters of credit, excess spread, retention of subordinated interests or third-party guarantees. In a limited number of cases, the Corporation provides the deal-specific credit enhancements as a financial arrangement for the customer. As of September 30, 2003 and December 31, 2002, the Corporation provided such deal-specific enhancements to customers in the form of subordinated interests totaling $154 million and $203 million, respectively. These subordinated interest positions were included in loans on the Corporation’s balance sheets as of September 30, 2003 and December 31, 2002.

        For three of the multi-seller conduits, the commercial paper investors have access to a second loss credit protection in the form of program-wide credit enhancement. The program-wide credit enhancement consists of a subordinated term loan from the Corporation and a surety bond from an AAA rated monoline insurance company. The subordinated term loans from the Corporation to these conduits totaled $1.0 billion as of both September 30, 2003 and December 31, 2002. One conduit has only deal-specific credit enhancements provided by other financial institutions.

        As a means of ensuring timely repayment of the commercial paper, each asset pool financed by the conduits has a minimum of 100% deal-specific liquidity facility associated with it. In the unlikely event of a disruption in the commercial paper market or in the event an asset pool is removed from the conduit, the administrator may draw on the liquidity facility to repay the maturing commercial paper. The liquidity facilities are typically in the form of asset purchase agreements structured such that the bank liquidity is provided by purchasing, or lending against, a pool of non-defaulted, performing assets. Additionally, program-wide liquidity facilities and lines of credit are provided by the Corporation and other financial institutions to the multi-seller conduits to facilitate access to the commercial paper markets.

        The total amount of deal-specific and program-wide liquidity facilities available to the multi-seller conduits, as well as the share of these facilities provided by the Corporation, are as follows at:

	September 30, 2003			December 31, 2002
(Dollars in millions)	Total Liquidity Facility	Liquidity Facility provided by the Corporation	Percent	Total Liquidity Facility	Liquidity Facility provided by the Corporation	Percent
Total multi-seller conduits	$49,865	$45,083	90%	$50,551	$41,382	82%

        The Corporation also provides deal-specific and program-wide liquidity facilities to conduits administered by other financial institutions totaling approximately $4.9 billion as of September 30, 2003.

        In accordance with FIN No. 46, the Corporation had been prepared to consolidate the assets, liabilities, and earnings associated with its asset-backed conduit business as of July 1, 2003. As a result of FASB’s recent delay in the implementation date of FIN No. 46, the Corporation did not consolidate these entities, but expects to adopt FIN No. 46 as of December 31, 2003. Investors in the multi-seller conduits and investment vehicle anticipated to be consolidated have no recourse to the general assets of the Corporation. Refer to Note 2, "New Accounting Pronouncements," regarding the expected impact to the Corporation of consolidating certain asset-backed conduits under FIN No. 46, as currently drafted.

        During the third quarter, banking regulators issued interim regulations that provide risk-based capital relief for certain assets that would be consolidated under FIN No. 46. Assuming the Corporation had adopted FIN 46 as it is currently written and consolidated certain asset-backed conduit entities, the balance sheet and earnings, and regulatory capital impact would have been as follows:

		Consolidated Results
(Dollars in millions)	Incremental Consolidation Effect	Reported September 30 2003	Proforma
Total assets	$37,666	$290,006	$327,672
Total net interest income-FTE	7	2,127	2,134
Noninterest income	4	1,998	2,002
Noninterest expense	7	2,421	2,428
Net Income	3	883	886
Tier 1 Capital	—%	9.8%	9.8%
Total Capital	—	13.5	13.5
Leverage	(1.0)	8.4	7.4

Principal Investments and Joint Ventures
In the normal course of business, the Corporation makes direct and indirect investments in private equity, venture capital and other equity and debt assets. The investment strategy for the portfolio, primarily executed by One Equity Partners LLC (a wholly-owned consolidated subsidiary), is to focus on direct investments in high potential entities. Investments made include interests in Howaldtswerke-Deutsche Werft (HDW), the global leader in the design and manufacture of non-nuclear submarines, and in Polaroid, a leader in the instant imaging industry. At September 30, 2003, the principal investments portfolio totaled $2.3 billion and commitments to fund additional investments totaled $1.0 billion.

        At September 30, 2003, the Corporation was not party to any material joint venture arrangements which were not consolidated.

Loans Sold with Recourse
The Corporation occasionally sells or securitizes loans with limited recourse. The amount of outstanding loans sold with recourse totaled $3.0 billion and $4.7 billion at September 30, 2003 and December 31, 2002, respectively. The recourse provisions require the Corporation to repurchase loans at par plus accrued interest upon a credit-related triggering event. Exposure to credit losses from these arrangements has been reduced with the purchase of credit insurance contracts that cover the majority of expected losses.

CAPITAL MANAGEMENT

The capital position of the Corporation is managed to achieve management’s external debt rating objectives, comply with regulatory requirements and reflect the underlying risks of the Corporation’s business activities. The Corporation employs an economic capital framework (described further on page 48) to facilitate a standard measure of risk and return across all business units, as well as to provide a measure of capital adequacy consistent with internal risk evaluation practices. This serves as the basis for capital planning and related management activities.

Selected Capital Ratios
The Corporation aims to maintain regulatory capital ratios, including those of the principal banking subsidiaries, in excess of the well-capitalized guidelines under federal banking regulations. The Corporation maintains a well-capitalized regulatory position.

        The Corporation’s capital ratios and related ratios were as follows at:

	September 30 2003	June 30 2003	March 31 2003	December 31 2002	September 30 2002	Well-Capitalized Regulatory Guidelines
Risk-based capital ratios:
Tier 1	9.8%	9.7%	10.0%	9.9%	9.5%	6.0%
Total	13.5	13.6	13.8	13.7	13.0	10.0
Leverage ratio (1)	8.4	8.7	8.9	8.9	9.0	N/A
Common equity/assets	7.7	7.4	7.8	8.1	8.0	N/A
Tangible common equity/tangible
reported assets	6.8	6.6	6.9	7.2	7.2	N/A
Tangible common equity/tangible
managed assets	6.1	5.9	6.2	6.4	6.4	N/A
Double leverage ratio	108	106	107	103	104	N/A
Dividend payout ratio	30	29	30	30	30	N/A

(1)	The minimum regulatory guideline is 3%.

        The components of the Corporation’s regulatory risk-based capital and risk-weighted assets were as follows at:

(In millions)	September 30 2003	June 30 2003	March 31 2003	December 31 2002	September 30 2002
Regulatory risk-based capital:
Tier 1 capital	$23,708	$23,721	$23,832	$23,918	$23,428
Tier 2 capital	9,180	9,316	9,035	9,201	8,650

Total capital	32,888	33,037	32,867	33,119	32,078

Total risk-weighted assets	$243,130	$243,779	$238,529	$241,468	$247,050

        In deriving Tier 1 and Total Capital, goodwill and other nonqualifying intangible assets were deducted at:

(In millions)	September 30 2003	June 30 2003	March 31 2003	December 31 2002	September 30 2002
Goodwill	$2,005	$1,893	$1,894	$1,882	$1,829
Other nonqualifying intangibles	302	303	239	256	215

Subtotal	2,307	2,196	2,133	2,138	2,044
Qualifying intangibles	502	474	402	415	421

Total intangibles	$2,809	$2,670	$2,535	$2,553	$2,465

        The insurance subsidiaries of the Corporation are subject to Risk-Based Capital (“RBC”) guidelines as established by the National Association of Insurance Commissioners (“NAIC”). The RBC requirements establish minimum levels of capital to be maintained and are used by the NAIC and states to identify companies subject to remedial action. At September 30, 2003, the statutory capital of all insurance subsidiaries was in excess of amounts that would require regulatory action.

        See page 46 for a discussion of the impact of consolidation of certain multi-seller conduits to the Corporation’s risk-based capital ratios under FIN No. 46.

Dividend Policy
The Corporation’s common stock dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain an adequate capital level and alternative investment opportunities. The common stock dividend payout ratio is targeted in the range of 25% – 30% of earnings over time. On October 21, 2003, the Corporation declared its quarterly common cash dividend of $0.25 per share, payable on January 1, 2004.

Double Leverage
Double leverage is the extent to which the Corporation’s resources are used to finance investments in subsidiaries. Double leverage was 108% and 103% at September 30, 2003 and December 31, 2002, respectively. Trust Preferred Capital Securities of $3.3 billion at September 30, 2003 and December 31, 2002 were included in capital for purposes of this calculation.

Stock Repurchase Program
On July 16, 2003, a new $3.0 billion stock buyback program was approved and replaced amounts unused under the previous $2.0 billion program. The timing of the purchases and the exact number of shares to be purchased will depend on market conditions. The buyback program does not include specific price targets or timetables and may be suspended at any time. In the third quarter of 2003, the Corporation purchased more than 13 million shares of common stock at an average cost of $38.86 per share. For the first nine months of 2003, the Corporation purchased more than 53 million shares of common stock at an average cost of $37.05 per share.

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

CONSOLIDATED BALANCE SHEETS
Bank One Corporation and Subsidiaries

(Dollars in millions)	September 30 2003	December 31 2002	September 30 2002
Assets
Cash and due from banks	$16,814	$17,920	$21.699
Interest-bearing due from banks	3,486	1,503	2,960
Federal funds sold and securities purchased under resale agreements	13,786	17,356	8,062
Trading assets	13,626	7,190	6,367
Derivative product assets	5,603	4,273	4,205
Investment securities	76,145	67,643	66,129
Loans (1)	141,710	148,125	150,389
Allowance for credit losses	(4,374)	(4,525)	(4,518)

Loans, net	137,336	143,600	145,871
Other assets	23,210	17,898	18,894

Total assets	$290,006	$277,383	$274,187

Liabilities
Deposits:
Demand	$25,191	$34,325	$30,870
Savings	96,170	88,934	85,245
Time:
Under $100,000	14,312	16,767	17,747
$100,000 and over	9,951	13,745	14,518
Foreign offices	17,787	16,237	15,656

Total deposits	163,411	170,008	164,036
Federal funds purchased and securities sold under repurchase agreements	24,464	14,578	15,499
Other short-term borrowings	11,098	12,306	12,810
Long-term debt	44,225	43,234	42,481
Insurance policy and claims reserves	6,496	226	212
Derivative product liabilities	4,688	3,838	3,886
Other liabilities	13,213	10,753	13,338

Total liabilities	267,595	254,943	252,262

Stockholders' Equity
Common stock ($0.01 par value; authorized 4,000,000,000;
issued 1,181,382,304)	12	12	12
Surplus	10,254	10,239	10,224
Retained earnings	14,816	13,020	12,423
Accumulated other adjustments to stockholders' equity	(75)	(8)	26
Deferred compensation	(220)	(157)	(177)
Treasury stock, at cost (63,458,348, 17,340,948 and 14,865,928
shares, respectively)	(2,376)	(666)	(583)

Total stockholders' equity	22,411	22,440	21,925

Total liabilities and stockholders' equity	$290,006	$277,383	$274,187

(1)	Includes loans held for sale of $10.7 billion, $6.9 billion and $7.9 billion at September 30, 2003, December 31, 2002 and September 30, 2002, respectively.

The accompanying notes are an integral part of these consolidated statements.

CONSOLIDATED INCOME STATEMENTS
Bank One Corporation and Subsidiaries

	Three Months Ended September 30		Six Months Ended September 30
(In millions, except per share data)	2003	2002	2003	2002
Net Interest Income:
Interest income	$3,172	$3,524	$9,489	$10,452
Interest expense	1,086	1,336	3,449	4,041

Total net interest income	2,086	2,188	6,040	6,411

Noninterest Income:
Banking fees and commissions	441	410	1,339	1,363
Credit card revenue	974	976	2,736	2,847
Service charges on deposits	433	409	1,229	1,178
Fiduciary and investment management fees	164	159	485	488
Investment securities gains (losses)	68	(29)	289	49
Trading gains (losses)	23	143	(49)	234
Other income (loss)	(105)	(102)	30	(32)

Total noninterest income	1,998	1,966	6,059	6,127

Total revenue, net of interest expense	4,084	4,154	12,099	12,538

Provision for credit losses	416	587	1,373	1,859

Noninterest Expense:
Salaries and employee benefits	1,193	1,121	3,579	3,297
Occupancy	175	158	505	485
Equipment	119	107	347	308
Outside service fees and processing	290	302	838	969
Marketing and development	253	292	694	828
Telecommunication	58	74	160	308
Intangible amortization	34	32	98	94
Other expense	299	318	900	949

Total noninterest expense before
restructuring-related reversals	2,421	2,404	7,121	7,238
Restructuring-related reversals	-	-	-	(63)

Total noninterest expense	2,421	2,404	7,121	7,175

Income before income taxes	1,247	1,163	3,605	3,504
Applicable income taxes	373	350	1,073	1,080

Income from continuing operations, net of taxes	874	813	2,532	2,424

Discontinued Operations:
Income from discontinued operations	14	15	39	45
Applicable income taxes	5	5	14	16

Income from discontinued operations, net of taxes	9	10	25	29

Net Income	$883	$823	$2,557	$2,453

Net income attributable to common stockholders' equity	$883	$823	$2,557	$2,453

Basic earnings per share:
Income from continuing operations	$0.78	$0.70	$2.24	$2.08
Income from discontinued operations, net	0.01	0.01	.02	.02

Net income	0.79	0.71	2.26	2.10

Diluted earnings per share:
Income from continuing operations	$0.78	$0.69	$2.23	$2.06
Income from discontinued operations, net	0.01	0.01	.02	.02

Net income	0.79	0.70	2.25	2.08

The accompanying notes are an integral part of these consolidated statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Bank One Corporation and Subsidiaries

(In millions)	Common Stock	Surplus	Retained Earnings	Accumulated Other Adjustments to Stockholders' Equity	Deferred Compensation	Treasury Stock	Total Stockholders' Equity
Balance-December 31, 2001	$12	$10,311	$10,707	$(65)	$(121)	$(618)	$20,226

Net income			2,453				2,453
Change in fair value, investment
securities-available for sale,
net of taxes				491			491
Change in fair value of cash flow
hedge derivatives,
net of taxes				(399)			(399)
Translation loss,
net of hedge results and taxes				(1)			(1)
Net income and changes in
accumulated other adjustments
to stockholders' equity			2,453	91			2,544
Common stock cash dividends declared			(737)				(737)
Net issuance of common stock		(132)				35	(97)
Restricted stock awards granted,
net of forfeitures and amortization					(56)		(56)
Stock option grants		28					28
Other		17					17

Balance-September 30, 2002	$12	$10,224	$12,423	$26	$(177)	$(583)	$21,925

Balance-December 31, 2002	$12	$10,239	$13,020	$(8)	$(157)	$(666)	$22,440

Net income			2,557				2,557
Change in fair value, investment
securities-available for sale,
net of taxes				(240)			(240)
Change in fair value of cash-flow
hedge derivatives,
net of taxes				198			198
Minimum pension liability (1)				(30)			(30)
Translation gain,
net of hedge results and taxes				5			5
Net income and changes in
accumulated other adjustments
to stockholders' equity			2,557	(67)			2,490
Common stock cash dividends declared			(761)				(761)
Net purchases of common stock		(34)				(1,710)	(1,744)
Restricted stock awards granted,
net of forfeitures and amortization					(63)		(63)
Stock option grants		50					50
Other		(1)					(1)

Balance-September 30, 2003	$12	$10,254	$14,816	$(75)	$(220)	$(2,376)	$22,411

(1)	Relates to the nonqualified pension plan.

The accompanying notes are an integral part of these consolidated statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Bank One Corporation and Subsidiaries

	Nine Months Ended September 30
(In millions)	2003	2002
Cash Flows from Operating Activities:
Net income	$2,557	$2,453
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	421	388
Provision for credit losses	1,373	1,859
Investment securities (gains), net	(289)	(49)
Change in net derivative product assets and liabilities	(231)	(96)
Change in trading assets	(6,436)	(198)
Change in other assets	(3,762)	742
Change in other liabilities	2,531	1,650
Restructuring reversals	—	(63)
All other operating adjustments, net	(312)	283

Net cash (used in) provided by operating activities	(4,148)	6,969

Cash Flows from Investing Activities:
Change in federal funds sold and
securities under resale agreements	3,571	1,285
Securities available for sale:
Purchases	(56,853)	(45,746)
Maturities	12,430	4,989
Sales	35,828	36,390
Credit card receivables securitized	9,800	3,500
Change in loans	620	212
Loan recoveries	334	286
Additions to premises and equipment	(953)	(369)
Proceeds from sales of premises and equipment	55	39
Business acquisitions	(352)	-
All other investing activities, net	(78)	140

Net cash provided by investing activities	4,402	726

Cash Flows from Financing Activities:
Change in deposits	(6,681)	(3,424)
Change in federal funds purchased and
securities sold under repurchase agreements	9,886	1,772
Change in other short-term borrowings	(1,209)	2,564
Proceeds from issuance of long-term debt	13,346	6,321
Repayment of long-term debt	(12,134)	(7,754)
Repurchase of treasury stock	(1,974)	(494)
Cash dividends paid	(725)	(737)
Proceeds from issuance of common and treasury stock	90	265
All other financing activities, net	(11)	55

Net cash provided by (used in) financing activities	588	(1,432)
Effect of exchange rate changes on cash and cash equivalents	35	(17)

Net increase in cash and cash equivalents	877	6,246
Cash and cash equivalents at beginning of period	19,423	18,413

Cash and cash equivalents at end of period	$20,300	$24,659

Other cash flow disclosures:
Interest paid	$3,778	$4,588
Income taxes paid	903	664

The accompanying notes are an integral part of these consolidated statements.

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

        As described further in Note 3, “Acquisitions,” the Corporation purchased a life insurance and annuity company during the quarter and has adopted the following significant accounting policies relating to insurance activities:

Insurance Policy and Claims Reserves
Insurance policy and claims reserves for the insurance business acquired were initially recognized in purchase accounting at fair value. Fair value was determined based upon a number of assumptions including mortality, morbidity, expenses, persistency and interest rates (ranging from 3.0% to 6.2% with a weighted average of 4.6% for life insurance products and ranging from 2.5% to 6.5% with a weighted average of 4.3% for annuity products). On an on-going basis, the carrying value of the liabilities is adjusted for actual experience, with these changes reported in non-interest expense.

        For new insurance policies written, life insurance policy liabilities represent the present value of future benefits and related expenses less the present value of future net premiums to be paid to, or on behalf of, policyholders. These liabilities are calculated using assumptions such as mortality, morbidity, expenses, persistency and interest rates, including a provision for unfavorable deviation. The assumptions are regularly reviewed, compared to actual experience and revised, as appropriate. Changes in life insurance reserves are included in non-interest expense in the period of change.

        Annuity contract liabilities represent deposits received, net of withdrawals, and interest credited, net of expense charges.

Insurance Revenues
The Corporation recognizes fee revenue for issuing and administering annuity and other investment-type contracts, based upon contractual terms, when earned. Insurance premiums from long-duration contracts, principally life insurance, are recognized when due from policyholders. Premiums from short-duration insurance contracts are recognized over the contract term.

Separate Accounts
Separate account assets and liabilities represent funds maintained in accounts to meet specific investment objectives of contract holders who bear the investment risk. Separate account assets and liabilities are carried at fair value and presented on a net basis in the Corporation’s balance sheet, in accordance with FASB interpretation No. 39, Offsetting of Amounts Related to Certain Contracts (An interpretation of APB Opinion No. 10 and FASB Statement No. 105), if applicable netting criteria are met. Net income or loss accrues to, or is borne by the contract holders and is excluded from the Corporation’s earnings. The Corporation recognizes fee income for administering separate accounts, when earned.

Note 2–New Accounting Pronouncements
Consolidation of Variable Interest Entities (“VIEs”)
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

        FIN No. 46 was effective immediately for new entities that were created or acquired after January 31, 2003, and was to be effective on July 1, 2003 for entities in which the Corporation had a variable interest prior to February 1, 2003. On October 9, 2003, the FASB issued a deferral to December 31, 2003 of the implementation of FIN No. 46 for VIEs in existence prior to February 1, 2003. FIN No. 46 affects the Corporation’s accounting and reporting for certain VIEs in which the Corporation holds one or more variable interests.

        The Corporation’s retained interests in its credit card securitizations and its investments in commercial mortgage-backed securities are exempt from the requirements of FIN No. 46.

        As discussed on pages 44-46, the Corporation is an active participant in the asset-backed securities business where it helps to meet customers’ financing needs by providing access to the commercial paper markets through special purpose entities known as multi-seller conduits. These multi-seller conduits are a type of VIE as defined by FIN No. 46.  These entities historically have met the requirements to be treated as independent entities, and, prior to the issuance of FIN No. 46, were not required to be consolidated with the Corporation. The Corporation had previously announced its intent to consolidate certain VIEs related to its asset-backed conduit business in conjunction with the implementation of FIN No. 46. As a result of the Financial Accounting Standards Board’s (“FASB”) deferral, the Corporation expects to consolidate or restructure these entities in accordance with FIN No. 46 in the fourth quarter. During the third quarter, banking regulators issued interim regulations that provide risk-based capital relief for certain assets that would be consolidated under FIN No. 46.

        Management has estimated the Corporation’s maximum loss exposure to be $141 million as of September 30, 2003. For a discussion of the potential balance sheet and earnings impact of consolidating certain asset-backed conduit entities in accordance with FIN No. 46, as it is currently written, see page 46.

Accounting and Disclosure Requirements for Guarantees
In 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN No. 45”), which requires additional disclosures by a guarantor about its obligations under certain guarantees that it has issued. FIN No. 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The most significant instruments impacting the Corporation are financial and performance standby letters of credit. The required FIN No. 45 disclosure has been incorporated into Note 13, “Financial Guarantees.” The accounting requirements of FIN No. 45 became effective for the Corporation on January 1, 2003, on a prospective basis. The impact of adoption was not material to the Corporation’s results of operations, financial position or cash flows.

Costs Associated with Exit or Disposal Activities
In 2002, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), which supercedes Emerging Issues Task Force No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity and also establishes fair value as the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The impact of adoption was not material to the Corporation’s results of operations, financial position or cash flows.

Derivative Instruments and Hedging Activities
In April 2003, FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Corporation adopted SFAS No. 149 on July 1, 2003. This adoption had an immaterial impact on the Corporation’s operating results, financial position and statement of cash flows.

Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity
In May 2003, FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This statement modifies the accounting for certain financial instruments with characteristics of both liabilities and equity.

        The Corporation adopted SFAS No. 150 effective July 1, 2003. Previously, guaranteed preferred beneficial interests in the Corporation’s junior subordinated debt were classified as a separate liability, with distributions on these securities included in interest expense on long-term debt. Under SFAS No. 150, guaranteed preferred beneficial interest will be included as a component of long-term debt, with no change in the reporting of distributions.

Note 3–Acquisitions
On May 30, 2003, the Corporation announced an agreement to acquire for cash, key business components of Zurich Life, a U.S. life and annuity operation of Zurich Financial Services Group. The transaction closed effective September 1, 2003.

        Zurich Life, based in Schaumburg, Illinois, is a leading underwriter of term life insurance serving consumers through both a national network of licensed brokers/insurance agents and the direct marketing platform of its Zurich Direct agency. It is also a significant underwriter of fixed and variable annuities, with a recognized expertise in the teachers’ annuity market. It underwrites universal life and participates in the business-owned life insurance market. Zurich Life has regulatory and operating insurance authority in all 50 states.

        Prior to the acquisition, Zurich Life was comprised of Federal Kemper Life Assurance Company, Kemper Investors Life Insurance Company, Zurich Life Insurance Company of America, Zurich Life Insurance Company of New York, Zurich Direct and their subsidiaries. In addition, Federal Kemper Life Assurance Company provides management services to Fidelity Life Association, a Mutual Legal Reserve Company.

        The results of operations of Zurich Life from September 1 to September 30, 2003 are reflected in the Corporation’s consolidated financial statements for the three and nine months ended September 30, 2003. The acquisition expands the Corporation’s existing insurance product offering.

        At the date of acquisition, the Corporation recorded the assets acquired and liabilities assumed, including insurance policy and claims reserves, at fair value. The Corporation acquired total assets of approximately $6.7 billion, consisting primarily of fixed income investment securities, and $6.3 billion of insurance policy and claims reserves, and recorded approximately $110 million in goodwill. In conjunction with the acquisition, the Corporation reinsured separate accounts of the seller, Zurich Financial Services Group, that are netted in the Corporation’s balance sheet in accordance with FASB interpretation No. 39, Offsetting of Amounts Related to Certain Contracts (An interpretation of APB Opinion No. 10 and FASB Statement No. 105).

        On September 17, 2003, the Corporation announced an agreement to purchase Security Capital Research & Management Incorporated,  a recognized expert in developing real estate investment products, with approximately $3.5 billion in assets under management. The transaction is expected to close in the fourth quarter.

Note 4–Discontinued Operations
On July 24, 2003, the Corporation announced an agreement to sell the corporate trust services business. The sale price is approximately $720 million, of which approximately 10% is contingent upon business retention. The sale includes the corporate, municipal, structured finance and escrow businesses as well as the document custody and London corporate trust operations. The closing of the transaction is expected to occur in the fourth quarter of this year.

        Following the July 24, 2003 agreement to sell, the results of the corporate trust services business were reported in the Corporation’s Consolidated Income Statements and Consolidated Statements of Cash Flows separately as discontinued operations. In addition, the results of these operations have been transferred from the Investment Management to the Corporate line of business where they are also reported separately as discontinued operations.

        The following is summarized financial information for discontinued operations:

	Three Months Ended September 30		Nine Months Ended September 30
(In millions)	2003	2002	2003	2002
Total revenues	$35	$31	$105	$96
Total expenses (excluding taxes)	21	16	66	51

Income before income taxes	14	15	39	45
Applicable income taxes	5	5	14	16

Net Income	$9	$10	$25	$29

Total assets	$92	$119

Note 5–Earnings per Share
Basic EPS is computed by dividing income available to common stockholders by the average number of common shares outstanding for the period. Except when the effect would be antidilutive, the diluted EPS calculation includes shares that could be issued under outstanding stock options and the employee stock purchase plan.

	Three Months Ended September 30		Nine Months Ended September 30
(In millions, except per share data)	2003	2002	2003	2002
Net income available to common stockholders for basic and diluted EPS	$883	$823	$2,557	$2,453

Average shares outstanding	1,115	1,162	1,131	1,163
Stock options	9	9	7	11

Average shares outstanding assuming full dilution	1,124	1,171	1,138	1,174

Earnings per share:
Basic earnings per share
Income from continuing operations	$0.78	$0.70	$2.24	$2.08
Income from discontinued operations, net	0.01	0.01	0.02	0.02

Net income	0.79	0.71	2.26	2.10

Diluted earnings per share:
Income from continuing operations	0.78	0.69	2.23	2.06
Income from discontinued operations, net	0.01	0.01	0.02	0.02

Net income	0.79	0.70	2.25	2.08

Note 6–Restructuring-Related Activity
Actions under the fourth quarter 2001 and the second quarter 2000 restructuring plans have been completed with only payments of identified obligations remaining, which consist primarily of lease obligations. Unpaid amounts at September 30, 2003 totaled $67 million and $36 million for these plans, respectively. These amounts will be paid as required over the remaining contractual obligation periods.

Note 7–Business Segments
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

        For additional disclosures regarding the Corporation’s segments see the “Business Segment Results” section beginning on page 7.

        The following table summarizes certain financial information by line of business for the periods indicated:

	Three Months Ended September 30						September 30
	2003	2002	2003	2002	2003	2002	2003	2002
(In millions)	Total Revenues-FTE from continuing operations (1)		Income Taxes on continuing operations Provision (Benefit) (1)		Income (Loss) from continuing operations, net		Total Assets
Retail	$1,595	$1,503	$225	$212	$392	$361	$58,080	$54,174
Commercial Banking	1,037	1,042	145	42	361	179	102,410	95,649
Card Services	1,302	1,251	178	190	285	298	42,768	40,567
Investment Management (2)	372	313	53	48	91	79	15,656	8,494
Corporate (2)	(181)	83	(187)	(104)	(255)	(104)	71,092	75,303

Total	$4,125	$4,192	$414	$388	$874	$813	$290,006	$274,187

	Nine Months Ended September 30
	2003	2002	2003	2002	2003	2002
(In millions)	Total Revenues-FTE from continuing operations (1)		Income Taxes on continuing operations Provision (Benefit) (1)		Income (Loss) from continuing operations, net
Retail	$4,714	$4,549	$667	$641	$1,160	$1,096
Commercial Banking	2,973	3,120	310	127	827	469
Card Services	3,592	3,566	507	537	812	845
Investment Management (2)	1,004	989	142	156	240	264
Corporate (2)	(67)	423	(436)	(272)	(507)	(250)

Total	$12,216	$12,647	$1,190	$1,189	$2,532	$2,424

(1)	Total revenue-FTE and provision for (benefit of) income taxes include tax equivalent adjustments of $41 million and $38 million for three months ended September 30, 2003 and 2002, respectively. For the nine months ended September 30, 2003 and 2002, tax equivalent adjustments were $117 million and $109 million, respectively.
(2)	Amounts presented are for continuing operations. Refer to Note 4, “Discontinued Operations,” for information related to corporate trust services.

Note 8–Interest Income and Interest Expense
Details of interest income and interest expense for the periods indicated were as follows:

	Three Months Ended September30		Nine Months Ended September30
(In millions)	2003	2002	2003	2002
Interest Income:
Loans, including fees	$2,207	$2,453	$6,727	$7,482
Bank balances	6	13	23	6
Federal funds sold and securities purchased under resale agreements	35	36	121	116
Trading assets	99	65	259	190
Investment securities	825	957	2,359	2,658

Total interest income	3,172	3,524	9,489	10,452

Interest Expense:
Deposits	483	666	1,562	2,081
Federal funds purchased and securities sold under repurchase agreements	70	73	205	208
Other short-term borrowings	81	76	258	172
Long-term debt	452	521	1,424	1,580

Total interest expense	1,086	1,336	3,449	4,041

Net interest income	2,086	2,188	6,040	6,411
Provision for credit losses	416	587	1,373	1,859

Net interest income after provision for credit losses	$1,670	$1,601	$4,667	$4,552

Note 9–Investment Securities
The summary of the Corporation’s investment portfolio follows:

	At September 30, 2003
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Book Value)
U.S. Treasury	$4,194	$27	$61	$4,160
U.S. government agencies	30,962	390	194	31,158
States and political subdivisions	1,249	63	8	1,304
Interests in credit card securitized receivables (1)	22,906	155	-	23,061
Other debt securities	9,802	151	29	9,924
Equity securities (1)	4,216	8	6	4,218

Total available for sale securities	$73,329	$794	$298	78,825

Principal and other investments (2)				2,320

Total investment securities				$76,145

	At December 31, 2002
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Book Value)
U.S. Treasury	$1,310	$25	$-	$1,335
U.S. government agencies	26,419	635	14	27,040
States and political subdivisions	1,116	54	1	1,169
Interests in credit card securitized receivables (1)	28,202	147	-	28,349
Other debt securities	4,719	40	14	4,745
Equity securities (1)	3,406	4	1	3,409

Total available for sale securities	$65,172	$905	$30	66,047

Principal and other investments (2)				1,596

Total investment securities				$67,643

	At September 30, 2002
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Book Value)
U.S. Treasury	$1,275	$31	$-	$1,306
U.S. government agencies	28,140	697	34	28,803
States and political subdivisions	1,152	60	-	1,212
Interests in credit card securitized receivables (1)	24,576	108	-	24,684
Other debt securities	5,491	55	12	5,534
Equity securities (1)	2,942	1	1	2,942

Total available for sale securities	$63,576	$952	$47	64,481

Principal and other investments (2)				1,648

Total investment securities				$66,129

(1)	The fair values of certain securities for which market quotations were not available were estimated.
(2)	The fair values of certain securities reflect liquidity and other market-related factors, and include investments accounted for at fair value consistent with specialized industry practice.

        For the three months ended September 30, 2003, gross recognized gains and losses on available-for-sale investment securities were $60 million and $142 million, respectively. For the three months ended September 30, 2002, gross recognized gains and losses on available-for-sale investment securities were $295 million and $198 million, respectively.

        For the nine months ended September 30, 2003, gross recognized gains and losses on available-for-sale investment securities were $258 million and $186 million, respectively. For the nine months ended September 30, 2002, gross recognized gains and losses on available-for-sale investment securities were $761 million and $429 million, respectively.

Note 10–Guaranteed Preferred Beneficial Interest in the Corporation’s Junior Subordinated Debt included in Long-Term Debt
The Corporation has sponsored ten trusts with a total aggregate issuance outstanding of $3.3 billion at September 30, 2003 in trust preferred securities as follows:

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

        These trust preferred securities are tax-advantaged issues that qualify for Tier 1 capital treatment. Distributions on these securities are included in interest expense on long-term debt. Each of the trusts is a statutory business trust organized for the sole purpose of issuing trust securities and investing the proceeds thereof in junior subordinated debentures of the Corporation, the sole asset of each trust. The trust preferred securities of each trust represent preferred beneficial interests in the assets of the respective trusts and are subject to mandatory redemption upon payment of the junior subordinated debentures held by the trust. The common securities of each trust are wholly-owned by the Corporation. Each trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon the Corporation making payment on the related junior subordinated debentures. The Corporation’s obligations under the junior subordinated securities and other relevant trust agreements, in aggregate, constitute a full and unconditional guarantee by the Corporation of each respective trust’s obligations under the trust securities issued by such trust.

Note 11–Supplemental Disclosures for Accumulated Other Adjustments to Stockholders’ Equity
Accumulated other adjustments to stockholders’ equity were as follows:

	Nine Months Ended September 30
(In millions)	2003	2002
Fair value adjustment on investment securities-available for sale:
Balance, beginning of period	$552	$78
Change in fair value, net of taxes of $(116) and $307 for the
nine months ended September 30, 2003 and 2002, respectively	(195)	532
Reclassification adjustment, net of tax benefits of $26 and $26 for the
nine months ended September 30, 2003 and 2002, respectively	(45)	(41)

Balance, end of period	312	569

Fair value adjustment on derivative instruments-cash flow type hedges:
Balance, beginning of period	(560)	(146)
Net change in fair value associated with current period hedging activities, net of tax benefits of $97 and $368 for the nine
months ended September 30, 2003 and 2002, respectively	(164)	(614)
Reclassification into earnings, net of taxes of $210 and $129 for
the nine months ended September 30, 2003 and 2002, respectively	362	215

Balance, end of period	(362)	(545)

Accumulated translation adjustment:
Balance, beginning of period	-	3
Translation gain (loss), net of hedge results and taxes	5	(1)

Balance, end of period	5	2

Minimum pension liability (1):
Balance, beginning of period	-	-
Minimum pension loss, net of taxes	(30)	-

Balance, end of period	(30)	-

Total accumulated other adjustments to stockholders' equity	$(75)	$26

(1)	Relates to nonqualified pension plan.

Note 12–Stock-Based Compensation
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

        Awards under the Corporation’s stock compensation plans vest over periods ranging primarily from three to five years. Therefore, the expense related to stock option compensation included in the determination of net income for 2003 and 2002 was less than that which would have been recognized if the fair value method had been applied to all awards since the original effective date of SFAS No. 123. The terms of the Corporation’s August 2003 stock option grant differ from prior year grants. The contractual life of 2003 options granted is six years, the vesting period is three years with a two-year restriction on selling shares acquired through the exercise of the options granted.

        The grant date fair values of stock options granted under the Corporation’s stock option plan and the Employee Stock Purchase Plan were determined using the Black-Scholes option pricing model. The fair value estimate for the August 2003 stock option grant was $6.91 per share.

        The fair value for the August 2003 stock option grant was estimated using the following assumptions: expected dividend yield of 2.53%, expected volatility of 33.23%, risk-free interest rate of 2.49% and expected life of 3.3 years.

        The net income and earnings per share implications if the fair value method had been applied to all awards vesting during the three and nine months ended September 30, 2003 and 2002 would have been as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(In millions, except per share data)	2003	2002	2003	2002
Net income attributable to common stockholders' equity	$883	$823	$2,557	$2,453
Add: Stock-based employee compensation expense
included in reported net income, net of related tax effects	27	21	80	53
Deduct: Total stock-based employee compensation expense
determined under the fair value method for all awards
vesting during the period, net of related tax effects	35	30	104	109

Pro forma net income attributable to common stockholders' equity	$875	$814	$2,533	$2,397
Earnings per share:
Basic - as reported	0.79	0.71	2.26	2.10
Basic - pro forma	0.78	0.70	2.24	2.06

Diluted - as reported	0.79	0.70	2.25	2.08
Diluted - pro forma	0.78	0.70	2.23	2.04

        Other disclosures related to stock options have not materially changed from the disclosure provided in Note 19, “Stock-Based Compensation” of the Corporation’s 2002 Annual Report on pages 100-101.

Note 13-Financial Guarantees
In the normal course of business, the Corporation is a party to financial instruments containing credit and/or market risks. These financial instruments are primarily credit-related instruments. The Corporation has risk management policies to identify, monitor and limit exposure to credit, liquidity and market risks. To mitigate credit risk for financial guarantees, the Corporation determines the need for specific covenant, guarantee and collateral requirements on a case-by-case basis, depending on the nature of the financial instrument and the customer’s creditworthiness.

        The following is a summary of financial instruments that are considered guarantees in accordance with FIN No. 45:

	September 30, 2003		December 31, 2002
(In millions)	Contract Amount	Carrying Value (3)	Contract Amount	Carrying Value (3)
Standby letters of credit and
foreign office guarantees (1) (2)	$25,149	$281	$23,979	$218
Loans sold with recourse	2,975	9	4,742	10
Swap guarantees	278	7	222	9
Asset purchase agreements (4)	2,262	-	2,453	-

(1)	The contract amount of financial standby letters of credit and foreign office guarantees and performance standby letters of credit and foreign office guarantees totaled $21.8 billion and $3.3 billion and $20.4 billion and $3.6 billion at September 30, 2003 and December 31, 2002, respectively.
(2)	Includes $8.4 billion and $7.1 billion at September 30, 2003 and December 31, 2002, respectively, participated to other institutions.
(3)	The carrying value of financial guarantees includes amounts deferred and recognized in income over the life of the contract and amounts for inherent losses in accordance with FASB Statement No. 5, “Accounting for Contingencies” (“SFAS No. 5”). These amounts are reported in other liabilities except the SFAS No. 5 component related to standby letters of credit that is reported in the allowance for credit losses.
(4)	Certain asset purchase agreements entered into in conjunction with the Corporation’s asset-backed conduit program qualify as financial guarantees under this new accounting guidance due to the specific structure of certain of these agreements. For additional discussion of the asset purchase agreements and the related off-balance sheet exposure, see page 44.
'

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

        The following table summarizes the Corporation’s inventory of sold put options as of September 30, 2003, in which it was probable that the counterparty owned the reference financial instrument:

(In millions)	Contract Amount	Carrying Value
Loans	$7,188	$113
Commodities	198	(8)
Equities	81	(11)
Other	2,035	-

Note 14-Collateral Policy Related to Certain Asset Transfer Activity
The maximum outstanding amount of securities under resale agreements at any month end during the nine months ended September 30, 2003 and 2002 was $15.4 billion and $8.1 billion, respectively. The average outstanding amount of securities under resale agreements through September 30, 2003 and 2002 was $10.2 billion and $6.3 billion, respectively.

Note 15–Contingent Liabilities
The Corporation and certain of its subsidiaries have been named as defendants in various legal proceedings, including certain class actions, arising out of the normal course of business or operations. In certain of these proceedings, which are based on alleged violations of consumer protection, securities, banking, insurance and other laws, rules or principles, substantial money damages may be asserted against the Corporation and its subsidiaries. Since the Corporation and certain of its subsidiaries, which are regulated by one or more federal and state regulatory authorities, are the subject of numerous examinations and reviews by such authorities, the Corporation also is, and will be, from time to time, normally engaged in various disagreements with regulators, related primarily to its financial services businesses. The Corporation also receives tax deficiency assessments from various taxing jurisdictions.

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

SELECTED STATISTICAL INFORMATION
Bank One Corporation and Subsidiaries

Average Balances/Net Interest Margin/Rates

	Three Months Ended
	September 30, 2003			June 30, 2003
(Dollars in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Short-term investments	$17,029	$41	0.96%	$17,775	$50	1.13%
Trading assets (1)	11,669	100	3.40	10,211	87	3.42
Investment securities: (1)
U.S. government agencies	36,937	366	3.93	33,356	336	4.04
States and political subdivisions	1,278	21	6.52	1,237	21	6.81
Other	33,523	466	5.52	32,142	444	5.54

Total investment securities	71,738	853	4.72	66,735	801	4.81
Loans (1) (2)	144,162	2,219	6.11	144,635	2,231	6.19

Total earning assets	244,598	3,213	5.21	239,356	3,169	5.31
Allowance for credit losses	(4,479)			(4,535)
Other assets - nonearning	43,090			41,452

Total assets	$283,209			$276,273

Liabilities and Stockholders' Equity
Interest-bearing deposits: (3)
Savings	$10,453	$19	0.72%	$10,260	$14	0.55%
Money market	64,728	154	0.94	62,881	171	1.09
Time	25,014	251	3.98	27,104	274	4.05
Foreign offices (4)	16,244	59	1.44	15,985	65	1.63

Total deposits - interest-bearing	116,439	483	1.65	116,230	524	1.81
Federal funds purchased and securities
under repurchase agreements	23,003	70	1.21	20,383	73	1.44
Other short-term borrowings	11,216	81	2.87	13,413	90	2.69
Long-term debt (5)	45,248	452	3.96	45,014	473	4.21

Total interest-bearing liabilities	195,906	1,086	2.20	195,040	1,160	2.39

Noninterest-bearing deposits	45,995			44,077
Other liabilities	19,096			14,694
Preferred stock
Common stockholders' equity	22,212			22,462

Total liabilities and equity	$283,209			$276,273

Interest income/earning assets		$3,213	5.21%		$3,169	5.31%
Interest expense/earning assets		1,086	1.76		1,160	1.94

Net interest income/margin		$2,127	3.45%		$2,009	3.37%

(1)	Includes tax-equivalent adjustments based on federal income tax rate of 35%.
(2)	Nonperforming loans are included in average balances used to determine average rate.
(3)	On a consolidated basis, demand deposit balances are routinely swept overnight into money market deposits. On a line of business basis, balances are presented without the impact of sweeps. Certain prior period data has been adjusted to conform with current period presentation.
(4)	Includes international banking facilities’ deposit balances in domestic offices and balances of Edge Act and overseas offices.
(5)	Includes trust preferred securities.

SELECTED STATISTICAL INFORMATION
Bank One Corporation and Subsidiaries

Average Balances/Net Interest Margin/Rates

Three Months Ended
March 31, 2003			December 31, 2002			September 30, 2002
Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

$17,672	$54	1.24%	$15,338	$48	1.24%	$9,484	$38	1.59%
8,414	74	3.57	6,995	67	3.80	6,426	66	4.07

29,030	280	3.91	28,549	338	4.70	30,331	401	5.25
1,169	20	6.94	1,177	20	6.74	1,171	21	7.11
34,851	481	5.60	34,350	521	6.02	35,230	558	6.28

65,050	781	4.87	64,076	879	5.44	66,732	980	5.83
146,419	2,315	6.41	150,531	2,477	6.53	148,152	2,478	6.64

237,555	3,224	5.50	236,940	3,471	5.81	230,794	3,562	6.12
(4,558)			(4,566)			(4,533)
38,892			37,888			36,277

$271,889			$270,262			$262,538

$9,662	$14	0.59%	$10,076	$20	0.79%	$9,953	$17	0.68%
60,886	174	1.16	58,003	202	1.38	54,537	199	1.45
29,401	306	4.22	31,483	342	4.31	33,340	374	4.45
14,513	61	1.70	14,776	66	1.77	14,634	75	2.03

114,462	555	1.97	114,338	630	2.19	112,464	665	2.35

16,866	62	1.49	14,950	63	1.67	15,115	73	1.92
12,433	87	2.84	12,270	90	2.91	9,802	77	3.12
44,630	499	4.53	43,180	508	4.67	43,229	521	4.78

188,391	1,203	2.59	184,738	1,291	2.77	180,610	1,336	2.93

46,397			48,521			45,201
14,480			14,760			14,646

22,621			22,243			22,081

$271,889			$270,262			$262,538

	$3,224	5.50%		$3,471	5.81%		$3,562	6.12%
	1,203	2.05		1,291	2.16		1,336	2.29

	$2,021	3.45%		$2,180	3.65%		$2,226	3.83%

SELECTED STATISTICAL INFORMATION
BANK ONE CORPORATION AND SUBSIDIARIES

Average Balances/Net Interest Margin/Rates

	Nine Months Ended September 30
	2003			2002
(Dollars in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Short-term investments	$17,490	$145	1.11%	$10,770	$122	1.51%
Trading assets (1)	10,110	261	3.45	6,536	191	3.91
Investment securities: (1)
U.S. government agencies	33,137	982	3.96	27,640	1,117	5.40
States and political subdivisions	1,228	62	6.75	1,212	66	7.28
Other	33,500	1,391	5.55	32,478	1,543	6.35

Total investment securities	67,865	2,435	4.80	61,330	2,726	5.94
Loans (1) (2)	145,064	6,765	6.24	150,898	7,522	6.66

Total earning assets	240,529	9,606	5.34	229,534	10,561	6.15
Allowance for credit losses	(4,524)			(4,539)
Other assets - nonearning	41,160			35,588

Total assets	277,165			260,583

Liabilities and Stockholders' Equity
Interest-bearing deposits: (3)
Savings	$10,128	$47	0.62	$11,217	$65	0.77
Money market	58,319	499	1.14	56,127	569	1.36
Time	27,157	831	4.09	35,404	1,233	4.66
Foreign offices (4)	15,517	185	1.59	14,332	214	2.00

Total deposits - interest-bearing	111,121	1,562	1.88	117,080	2,081	2.38
Federal funds purchased and securities
under repurchase agreements	20,106	205	1.36	14,947	208	1.86
Other short-term borrowings	12,349	258	2.79	7,745	172	2.97
Long-term debt (5)	44,966	1,424	4.23	43,374	1,580	4.87

Total interest-bearing liabilities	188,542	3,449	2.45	183,146	4,041	2.95

Noninterest-bearing deposits	50,085			41,908
Other liabilities	16,108			14,013
Preferred stock
Common stockholders' equity	22,430			21,516

Total liabilities and equity	$277,165			$260,583

Interest income/earning assets		$9,606	5.34%		$10,561	6.15%
Interest expense/earning assets		3,449	1.92		4,041	2.35

Net interest income/margin		$6,157	3.42%		$6,520	3.80%

(1)	Includes tax-equivalent adjustments based on federal income tax rate of 35%.
(2)	Nonperforming loans are included in average balances used to determine average rate.
(3)	On a consolidated basis, demand deposit balances are routinely swept overnight into money market deposits. On a line of business basis, balances are presented without the impact of sweeps. Certain prior period data has been adjusted to conform with current period presentation.
(4)	Includes international banking facilities’ deposit balances in domestic offices and balances of Edge Act and overseas offices.
(5)	Includes trust preferred securities.

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

        Management of the Corporation evaluated its disclosure controls and procedures as of September 30, 2003. Based on this evaluation, the Principal Executive Officer and Principal Financial Officer each concludes that as of September 30, 2003, the Corporation maintained effective disclosure controls and procedures in all material respects, including those to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and is accumulated and communicated to management, including the Principal Executive Officer and the Principal Financial Officer, as appropriate to allow for timely decisions regarding required disclosure. There has been no change in the Corporation’s internal control over financial reporting that occurred during the Corporation’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

November 6, 2003

/s/ James Dimon —————————————— James Dimon Principal Executive Officer
/s/ Heidi Miller —————————————— Heidi Miller Principal Financial Officer

REVIEW REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders
Bank One Corporation:

        We have reviewed the accompanying consolidated balance sheets of Bank One Corporation and subsidiaries (the “Corporation”) as of September 30, 2003 and 2002, the related consolidated income statements for the three and nine month periods ended September 30, 2003 and 2002, and the related consolidated statements of stockholders’ equity and cash flows for the nine-month periods ended September 30, 2003 and 2002. These condensed consolidated financial statements are the responsibility of the Corporation’s management.

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
November 6, 2003

/s/ KPMG LLP —————————————— KPMG LLP

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2003

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

Yes  X   No

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  X   No

        Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 31, 2003.

Class ————————————— Common Stock $0.01 par value	Number of Shares Outstanding ——————————————————— 1,117,904,788

Form 10-Q Cross-Reference Index

PART I–FINANCIAL INFORMATION

ITEM 1. Financial Statements
Page
Consolidated Balance Sheets- September 30, 2003 and 2002, and December 31, 2002	50

Consolidated Income Statements- Three and nine months ended September 30, 2003 and 2002	51
Consolidated Statements of Stockholders' Equity- Nine months ended September 30, 2003 and 2002	52
Consolidated Statements of Cash Flows- Nine months ended September 30, 2003 and 2002	53
Notes to Consolidated Financial Statements	54
Selected Statistical Information	64
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	1-49
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	31-34
ITEM 4. Controls and Procedures	67

PART II–OTHER INFORMATION

ITEM 1. Legal Proceedings	71
ITEM 2. Changes in Securities and Use of Proceeds	71
ITEM 3. Defaults Upon Senior Securities	71
ITEM 4. Submission of Matters to a Vote of Security Holders	71
ITEM 5. Other Information	71
ITEM 6. Exhibits and Reports on Form 8-K	71
Signatures	72

PART II–OTHER INFORMATION

ITEM 1. Legal Proceedings
               None

ITEM 2. Changes in Securities and Use of Proceeds
               None

ITEM 3. Defaults Upon Senior Securities
               Not applicable

ITEM	4.	Submission of Matters to a Vote of Security Holders None

ITEM 5. Other Information
               None

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibit	12–Statement regarding computation of ratios.

Exhibit	15–Letter of independent public accountants regarding unaudited interim financial information.

Exhibit	31 (a)–Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit	31 (b)–Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit	32(a)–Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit	32 (b)–Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   The Registrant filed the following Current Reports on Form 8-K during the quarter ended September 30, 2003.

Date	Item Reported

July	16, 2003 Registrant’s July 16, 2003 news release announcing its 2003 second quarter earnings.

July	18, 2003 Transcript of Registrant’s July 16, 2003 analyst’s conference call discussing its 2003 second quarter earnings.

July	24,2003 Registrant’s July 24, 2003 joint news release with J.P. Morgan Chase & Co. announcing its agreement to sell its Corporate Trust Services business to JPMorgan Institutional Trust Services.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK ONE CORPORATION
Date	November 6, 2003 ——————————————	/s/ James Dimon —————————————— James Dimon Principal Executive Officer

Date	November 6, 2003 ——————————————	/s/ Heidi Miller —————————————— Heidi Miller Principal Financial Officer

Date	November 6, 2003 ——————————————	/s/ Melissa J. Moore —————————————— Melissa J. Moore Principal Accounting Officer

BANK ONE CORPORATION

EXHIBIT INDEX

Exhibit Number               Description of Exhibit

         12                   Statement regarding computation of ratios.

         15                   Letter of independent public accountants regarding unaudited interim financial information.

        31 (a) –           Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        31 (b) –           Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        32 (a) –           Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        32 (b) –           Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.