Form 10-K
period 2003-12-31
BANK ONE CORP
filed 2004-02-18
CIK 1067092

________________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

Commission file number 001-15323

BANK ONE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	31-0738296
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Bank One Plaza, Chicago, Illinois 60670

(Address of principal executive offices including zip code)
Registrant’s telephone number, including area code: (312) 732-4000

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange on
Title of Each Class	which Registered

Common Stock, $0.01 par value	New York Stock Exchange Chicago Stock Exchange
7 1/4% Subordinated Debentures Due 2004	New York Stock Exchange
Guarantee of 8.00% Preferred Securities of BANK ONE Capital I	New York Stock Exchange
Guarantee of 8.50% Preferred Securities of BANK ONE Capital II	New York Stock Exchange
Guarantee of 8.00% Preferred Securities of BANK ONE Capital V	New York Stock Exchange
Guarantee of 7.20% Preferred Securities of BANK ONE Capital VI	New York Stock Exchange

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

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

          At December 31, 2003, the Corporation had 1,119,582,033 shares of its Common Stock, $0.01 par value, outstanding. The aggregate market value of voting stock held by nonaffiliates of the Corporation at December 31, 2003, was approximately $40 billion (based on the closing price of such stock as of the last business day of the registrant’s most recently completed second fiscal quarter).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s 2003 Annual Report to Shareholders are incorporated by reference into Parts I, II and IV. Portions of the registrant’s Proxy Statement relating to the registrant’s 2004 Annual Meeting of Stockholders are incorporated by reference into Part III.

BANK ONE CORPORATION

2003 ANNUAL REPORT ON FORM 10-K

		Page

		Annual	Form
Cross Reference		Report*	10-K

PART I
Item 1.	Business Description of Business	27	1
	Business Segments	34-53
	Employees		1
	Competition		1
	Risk Management	54-55
	Monetary Policy and Economic Controls		1-2
	Supervision and Regulation		2-4
	Forward Looking Statements	27	4-5
	Financial Review	26-113
Item 2.	Properties		4
Item 3.	Legal Proceedings	107
Item 4.	Submission of Matters to a Vote of Security Holders	None
Executive Officers of the Registrant			10
PART II
Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	110, 113
Item 6.	Selected Financial Data	26, 113
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26-77
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	57-61
Item 8.	Financial Statements and Supplementary Data	78-113	6-8
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	None
Item 9A	Controls and Procedures		9
PART III
Item 10.	Directors and Executive Officers of the Registrant		(1)
Item 11.	Executive Compensation		(1)
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters		9(1)
Item 13.	Certain Relationships and Related Transactions		(1)
Item 14.	Principal Accountant Fees and Services		(1)
PART IV
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	78-81	11-13

*	The 2003 Annual Report to Shareholders, portions of which are incorporated by reference into this Form 10-K (the portions so incorporated being indicated by the pages referred to in this table).

(1)	The information required by Items 10, 11, 12, 13 and 14, respectively, is contained under the following headings in Bank One’s definitive proxy statement relating to the registrant’s 2004 Annual Meeting of Stockholders and is expressly incorporated herein by reference:

Item 10—“Bank One Proposal 2: Election of Directors—General Information about the Nominees,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11—“Compensation of Executive Officers,” “Compensation and Organization Committee Report on Executive Compensation,” “Director Meeting Attendance and Fee Arrangements,” “Performance Graph” and “Transactions with Directors, Executive Officers, Stockholders and Associates—Compensation Committee Interlocks and Insider Participation.”

Item 12—“Beneficial Ownership of Bank One’s Common Stock.”

Item 13—“Transactions with Directors, Executive Officers, Stockholders and Associates.”

Item 14—“Bank One Proposal 3: Ratification of Appointment of Independent Auditor” and “Report of the Audit and Risk Management Committee.”

DESCRIPTION OF BUSINESS

      Bank One Corporation (“Bank One” or the “Corporation”) is a financial holding company (“FHC”) and a multibank bank holding company registered under the Bank Holding Company Act of 1956 (the “BHC Act”), and is headquartered in Chicago, Illinois. Bank One was incorporated in Delaware in 1998, to effect the merger of Banc One Corporation and First Chicago NBD Corporation. On January 14, 2004, J.P. Morgan Chase & Co. and Bank One entered into an agreement to merge Bank One into J.P. Morgan Chase. Bank One and J.P. Morgan Chase expect to complete the transaction in mid-2004.

      Bank One provides domestic retail banking, finance and credit card services; worldwide commercial banking services; and trust and investment management services. Bank One operates banking offices in Arizona, Colorado, Florida, Illinois, Indiana, Kentucky, Louisiana, Michigan, Ohio, Oklahoma, Texas, Utah, West Virginia and Wisconsin and in certain international markets. Bank One also engages in other businesses related to banking and finance, including credit card and merchant processing, consumer and education finance, real estate-secured lending and servicing, insurance, venture capital, investment and merchant banking, trust, brokerage, investment management, leasing, community development and data processing. These activities are conducted through bank subsidiaries and nonbank subsidiaries. Prior to 2001, the bank subsidiaries were operated under separate national or state charters in the 14 states in which the banking offices are located. Since 2001, most of the bank subsidiaries have been consolidated into Bank One, National Association, headquartered in Chicago, Illinois, and Bank One, National Association, headquartered in Columbus, Ohio.

      Available Information: Bank One’s Internet address is www.bankone.com. Electronic copies of Bank One’s annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K are available free of charge by visiting www.bankone.com (Investor Relations page). These reports are posted as soon as reasonably practicable after they are electronically filed with the Securities and Exchange Commission.

      Bank One has posted its Corporate Governance Principles, its Code of Ethics for directors, officers and employees, and the charters of the Audit and Risk Management, Corporate Governance and Nominating, and Compensation and Organization committees of the Board of Directors on its Web site at www.bankone.com (Investor Relations page). Bank One has adopted a Code of Ethics for Senior Financial Officers that covers the principal executive officer, the principal financial officer and the principal accounting officer. This Code is also posted at www.bankone.com (Investor Relations page); any amendments to or waivers from the Code will be posted at the same site.

EMPLOYEES

      As of December 31, 2003, Bank One and its subsidiaries had 71,196 full time and part time employees with benefits. This figure does not include employees on long-term disability.

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

MONETARY POLICY AND ECONOMIC CONTROLS

      The earnings of Bank One’s bank subsidiaries (the “Banks”), and therefore the earnings of Bank One, are affected by the policies of regulatory authorities, including the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). An important function of the Federal Reserve Board is to promote orderly economic growth by influencing interest rates and the supply of money and credit. Among the methods that have been used to achieve this objective are open market operations in United States government securities, changes in the discount rate for member bank borrowings and changes in reserve requirements against bank deposits. These methods are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, interest rates on loans and securities, and rates paid for deposits.

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

      The Gramm-Leach-Bliley Act of 1999 (the “GLB Act”) eliminated many of the restrictions placed on the activities of bank holding companies that become FHCs. Bank One became a FHC in August 2001. Among other things, the GLB Act repealed certain Glass-Steagall Act restrictions on affiliations between banks and securities firms, and amended the BHC Act to permit bank holding companies that are FHCs to engage in activities, and acquire companies engaged in activities, that are: financial in nature (including insurance underwriting, insurance company portfolio investment, financial advisory, securities underwriting, dealing and market-making, and merchant banking activities); incidental to financial activities; or complementary to financial activities if the Federal Reserve Board determines that they pose no substantial risk to the safety or soundness of depository institutions or the financial system in general. The GLB Act also permits national banks, under certain circumstances, to engage through special financial subsidiaries in the financial and other incidental activities authorized for FHCs.

LIABILITY FOR BANK SUBSIDIARIES

      The Federal Reserve Board requires a bank holding company to act as a source of financial and managerial strength to each of its subsidiary banks and to maintain resources adequate to support each subsidiary bank. In addition, the National Bank Act permits the Office of the Comptroller of the Currency (“OCC”) to order the pro rata assessment of shareholders of a national bank whose capital has become impaired. If a shareholder fails to pay such an assessment, the OCC can order the sale of the shareholder’s stock to cover the deficiency. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank would be assumed by the bankruptcy trustee and entitled to priority of payment.

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

      Goodwill, certain intangible assets and certain other assets must be deducted in calculating the sum of the core capital elements.

      Bank One, like other bank holding companies, is required to maintain Tier 1 and total capital equal to at least 4% and 8%, respectively, of its total risk-weighted assets. At December 31, 2003, Bank One met both requirements, with Tier 1 and total capital equal to 10.0% and 13.7%, respectively, of its total risk-weighted assets. Each of the Banks was in compliance with its applicable minimum capital requirement at December 31, 2003.

      The Federal Reserve Board, the FDIC and the OCC have incorporated market and interest rate risk components into their risk-based capital standards. Under these market risk requirements, capital is allocated to support the amount of market risk related to a financial institution’s ongoing trading activities.

      The Federal Reserve Board also requires a minimum “leverage ratio” (Tier 1 capital to adjusted average assets) of 3% for bank holding companies that have the highest regulatory rating or have implemented the risk-based capital measures for market risk, or 4% for holding companies that do not meet either of these requirements. Each of the Banks is subject to similar requirements adopted by the applicable federal regulatory agency. At December 31, 2003, Bank One’s leverage ratio was 8.8%, and each of the Banks was in compliance with its applicable leverage ratio requirement.

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

      The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), among other things, identifies five capital categories (from “well capitalized” to “critically undercapitalized”) for insured depository institutions, and requires the respective federal bank regulatory agencies to take prompt corrective action for insured depository institutions that do not meet minimum capital requirements within these categories.

      Failure to meet the capital guidelines could subject a depository institution to capital-raising requirements. An “undercapitalized” depository institution must develop a capital restoration plan, and its parent holding company must guarantee the bank’s compliance with the plan. In the event of the bankruptcy of the parent holding company, this guarantee would take priority over the parent’s general unsecured creditors. In addition, FDICIA requires the federal bank regulatory agencies to prescribe certain noncapital standards for safety and soundness relating generally to operations and management, asset quality and executive compensation, and it permits regulatory action against a financial institution that does not meet these standards.

      As of December 31, 2003, each Bank was “well capitalized”. It should be noted, however, that a Bank’s capital category is determined solely for the purpose of applying the federal banking agencies’ prompt corrective action regulations; the capital category may not constitute an accurate representation of a Bank’s overall financial condition or prospects.

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

PROPERTIES

      Bank One and its subsidiaries occupy more than 2,300 owned or leased domestic properties, including banking centers, operations facilities and commercial banking offices. In addition, Bank One has 14 foreign offices in leased premises in major cities in Canada, Mexico, Europe, Asia and Australia.

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

      Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Words such as “believes”, “anticipates”, “expects”, “intends”, “plans”, “estimates”, “targeted” and similar expressions, and future or conditional verbs such as “will”, “would”, “should”, “could” or “may” are intended to identify forward-looking statements but are not the only means to identify these statements.

      Forward-looking statements involve risks and uncertainties. Actual conditions, events or results may differ materially from those contemplated by a forward-looking statement. Factors that could cause this difference—many of which are beyond Bank One’s control—include the following, without limitation:

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

BANK ONE CORPORATION and Subsidiaries
Average Balances/ Net Interest Margin/ Rates

	Year Ended December 31

	2003			2002

	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
(Income and rates on a tax-equivalent basis)
(Dollars in millions)
Assets
Short-term investments	$17,194	$188	1.09%	$11,921	$170	1.43%
Trading assets (1)	10,621	368	3.46	6,652	258	3.88
Investment securities: (1)
U.S. government and federal agency	33,812	1,375	4.07	27,869	1,455	5.22
States and political subdivisions	1,246	84	6.74	1,203	86	7.15
Other	34,802	1,929	5.54	32,951	2,064	6.26

Total investment securities	69,860	3,388	4.85	62,023	3,605	5.81
Interests in purchased receivables (2)	90	N/M	N/M
Loans (1)(3)	143,722	8,879	6.18	150,805	9,999	6.63

Total earning assets	241,487	$12,823	5.31%	231,401	$14,032	6.06%

Allowance for loan losses (4)	(3,911)			(3,969)
Other assets—nonearning	41,143			36,168

Total assets	$278,719			$263,600

Liabilities and Stockholders’ Equity
Deposits—interest-bearing: (5)
Savings	$10,217	$60	0.59%	$10,929	$85	0.78%
Money market	63,874	665	1.04	56,606	771	1.36
Time	26,228	1,062	4.05	34,416	1,575	4.58
Foreign offices (6)	15,662	244	1.56	14,444	280	1.94

Total deposits—interest-bearing	115,981	2,031	1.75	116,395	2,711	2.33
Federal funds purchased and securities sold under repurchase agreements	20,455	271	1.32	14,948	271	1.81
Other short-term borrowings	11,993	341	2.84	8,886	262	2.95
Long-term debt (7)	44,802	1,869	4.17	43,325	2,088	4.82

Total interest-bearing liabilities	193,231	$4,512	2.34%	183,554	$5,332	2.90%

Noninterest-bearing deposits	44,951			43,568
Other liabilities (4)	17,934			14,779
Preferred stock	—			—
Common stockholders’ equity	22,603			21,699

Total liabilities and equity	$278,719			$263,600

Interest income/earning assets		$12,823	5.31%		$14,032	6.06%
Interest expense/earning assets		4,512	1.87		5,332	2.30

Net interest margin		$8,311	3.44%		$8,700	3.76%

N/M = Not meaningful.

(1)	Includes tax-equivalent adjustments based on federal income tax rate of 35%.

(2)	Impacted by the adoption of FASB Interpretation No. 46, effective December 31, 2003.

(3)	Nonperforming loans are included in average balances used to determine average rate.

(4)	Reserves related to unfunded lending commitments and standby letters of credit were reclassified from the allowance for loan losses to other liabilities for all periods presented.

(5)	On a consolidated basis, demand deposit balances are routinely swept into money market. On a line of business basis, balances are presented without the impact of the sweeps. Certain prior data has been adjusted to conform with current period presentation.

(6)	Includes international banking facility deposit balances in domestic offices and balances of Edge Act and overseas offices.

(7)	Includes trust preferred capital securities.

Year Ended December 31

2001			2000			1999

Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate

$13,608	$516	3.79%	$16,941	$1,037	6.12%	$13,976	$635	4.54%
6,615	309	4.67	6,937	439	6.33	6,128	332	5.42
21,091	1,200	5.69	14,406	958	6.65	15,228	1,008	6.62
1,291	97	7.51	1,367	105	7.68	1,835	135	7.36
28,210	1,997	7.08	29,639	2,362	7.97	29,517	2,169	7.35

50,592	3,294	6.51	45,412	3,425	7.54	46,580	3,312	7.11
167,054	13,269	7.94	171,768	15,272	8.89	156,855	13,093	8.35

237,869	$17,388	7.31%	241,058	$20,173	8.37%	223,539	$17,372	7.77%

(3,826)			(2,452)			(1,948)
34,085			33,786			35,242

$268,128			$272,392			$256,833

$15,463	$168	1.09%	$16,433	$240	1.46%	$19,866	$310	1.56%
52,399	1,240	2.37	47,552	1,645	3.46	44,730	1,432	3.20
43,792	2,573	5.88	43,555	2,646	6.08	35,202	1,784	5.07
21,648	900	4.16	27,609	1,593	5.77	24,157	1,112	4.60

133,302	4,881	3.66	135,149	6,124	4.53	123,955	4,638	3.74
16,664	633	3.80	18,961	1,142	6.02	19,711	935	4.74
13,508	659	4.88	18,978	1,216	6.41	17,857	942	5.28
42,786	2,479	5.79	39,395	2,747	6.97	29,367	1,745	5.94

206,260	$8,652	4.19%	212,483	$11,229	5.28%	190,890	$8,260	4.33%

28,499			27,313			31,229
13,640			13,024			14,260
158			190			190
19,571			19,382			20,264

$268,128			$272,392			$256,833

	$17,388	7.31%		$20,173	8.37%		$17,372	7.77%
	8,652	3.64		11,229	4.66		8,260	3.70

	$8,736	3.67%		$8,944	3.71%		$9,112	4.07%

Analysis of Changes in Net Interest Income

      The approximate effect on net interest income of volume and rate changes for 2003 and 2002 for the year ended December 31 follows:

	2003 over 2002			2002 over 2001

	Volume	Rate	Total	Volume	Rate	Total
Year Ended December 31 (in millions)
Increase (decrease) in interest income:
Short-term investments	$58	$(40)	$18	$(24)	$(322)	$(346)
Trading assets	138	(28)	110	1	(52)	(51)
Investment securities:
U.S. government and federal agency	242	(322)	(80)	354	(99)	255
States and political subdivisions	3	(5)	(2)	(6)	(5)	(11)
Other	103	(238)	(135)	297	(230)	67
Loans	(438)	(682)	(1,120)	(1,077)	(2,193)	(3,270)

Total			(1,209)			(3,356)
Increase (decrease) in interest expense:
Deposits:
Savings	(4)	(21)	(25)	(35)	(48)	(83)
Money market	76	(182)	(106)	57	(526)	(469)
Time	(332)	(181)	(513)	(429)	(569)	(998)
Foreign offices	19	(55)	(36)	(140)	(480)	(620)
Federal funds purchased and securities sold under repurchase agreements	73	(73)	—	(31)	(331)	(362)
Other short-term borrowings	88	(9)	79	(136)	(261)	(397)
Long-term debt	62	(281)	(219)	26	(417)	(391)

Total			(820)			(3,320)

Decrease in net interest income			$(389)			$(36)

      For purposes of this table, changes that are not due solely to volume or rate changes are allocated to volume.

EQUITY COMPENSATION PLAN INFORMATION

Number of securities
remaining available for
	Number of securities to be		future issuance under equity
	issued upon exercise of	Weighted-average exercise	compensation plans
	outstanding options,	price of outstanding options,	(excluding securities reflected
	warrants and rights	warrants and rights	in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	97,123,144	$38.73	(1)(2)(3)
Equity compensation plan not approved by security holders	N/A	N/A	N/A

Total	97,123,144	$38.73	(1)(2)(3)

(1)	Under the Stock Performance Plan, 2% of outstanding common stock is available for grant annually. In addition, the following is also available for future issuance: the unused portion of the 2% limit from prior plan years; shares cancelled, forfeited, surrendered, terminated, paid in cash, or expired unexercised; excess amount of variable awards fixed at less than maximum (currently none); and shares used for purchase price or taxes provided that a restorative option has been granted.

The above total number of shares available for grant in any plan year may not exceed 5% of the outstanding common stock as reported in the annual report on Form 10-K for the fiscal year ending immediately prior to the plan year.

(2)	Under the Employee Stock Purchase Plan, 16,244,253 shares are available for future issuance.

(3)	Under the Director Stock Plan, 725,647 shares are available for future issuance.

DISCLOSURE CONTROLS AND INTERNAL CONTROLS

      Bank One’s management evaluated its disclosure controls and procedures as of December 31, 2003. Based on this evaluation, the Principal Executive Officer and Principal Financial Officer each concludes that as of December 31, 2003, Bank One maintained effective disclosure controls and procedures in all material respects, including those to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and is accumulated and communicated to management, including the Principal Executive Officer and the Principal Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

      There has been no change in Bank One’s internal control over financial reporting that occurred during Bank One’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Bank One’s internal control over financial reporting.

EXECUTIVE OFFICERS OF THE REGISTRANT

Current Position Held with the Corporation and
Name and Age	Effective Date First Elected to Office Indicated

James Dimon (47)	Director, Chairman and Chief Executive Officer (3/27/00)
Austin A. Adams (60)	Executive Vice President (3/1/01)
Linda Bammann (47)	Executive Vice President and Chief Risk Management Officer (5/15/01)
James S. Boshart III (58)	Executive Vice President (9/5/00)
William I. Campbell (59)	Executive Vice President (7/21/03)
Stephen Cerrone (44)	Executive Vice President (9/22/03)
David E. Donovan (53)	Executive Vice President (6/4/01)
Joan Guggenheimer (51)	Executive Vice President, Chief Legal Officer and Secretary (5/5/03)
David J. Kundert (61)	Executive Vice President (12/15/98)
Jay Mandelbaum (41)	Executive Vice President (9/17/02)
Heidi Miller (50)	Executive Vice President and Chief Financial Officer (3/29/02)
Tyree B. Miller (50)	Executive Vice President (3/6/02)
Charles W. Scharf (38)	Executive Vice President (6/12/00)

      Messrs. Donovan, Kundert and Miller each have served as an officer of Bank One, or a subsidiary or predecessor, for more than five years. The prior business experience of the other executive officers is set forth below:

James Dimon: November 1998-March 2000—private investor; October-November 1998—President, Citigroup Inc., and Chairman and Co-Chief Executive Officer of Citigroup subsidiary Salomon Smith Barney Holdings, Inc.; November 1993-October 1998—President and Chief Operating Officer, Travelers Group, as well as executive positions with Travelers’ subsidiaries Smith Barney, Inc. and Salomon Smith Barney Holdings, Inc. during that period.

Austin A. Adams: 1985-February 2001—Executive Vice President of the Automation and Operations Group and other executive positions, First Union Corporation.

Linda Bammann: October 2000-May 2001—Senior Managing Director, Banc One Capital Markets, Inc.; April 1992-June 2000—Managing Director, UBS Warburg.

James S. Boshart III: June 1998-September 2000—Co-Chief Executive Officer, Schroder Salomon Smith Barney; January 1998-June 1998—Head of Transition Team, Salomon Smith Barney; 1997-January 1998—Vice Chairman and Co-Head of Investment Banking, Salomon Smith Barney, Inc.; 1995-1997—Head of Capital Markets, Smith Barney, Inc.

William I. Campbell: January 2000-July 2003—Senior Partner, Sanoch Management, LLC; January 1996-December 1999—Co-Chief Executive Officer of Global Consumer Business, Citigroup Inc.

Stephen Cerrone: November 1999-September 2003—Executive Vice President of Human Resources, Burger King Corporation; May 1997-November 1999—Vice President of Human Resources, Burger King Corporation.

Joan Guggenheimer: 2002-April 2003—Co-General Counsel, Citigroup Inc.; 1985-2003—General Counsel of the Global Corporate and Investment Bank and other executive positions, Citigroup Inc. and predecessor entities.

Jay Mandelbaum: September 2000-August 2002—Vice Chairman and Chief Executive Officer, Private Client Group, Salomon Smith Barney, Inc.; August 1997-August 2000—Executive Vice President/ Senior Vice President, Private Client Sales and Marketing, Salomon Smith Barney, Inc.

Heidi Miller: January 2001-March 2002—Vice Chairman, Marsh, Inc.; March-November 2000—Senior Executive Vice President, Chief Financial Officer and Head of Strategic Planning, Priceline.com; 1998-March 2000—Chief Financial Officer, Citigroup Inc.; 1995-1998—Chief Financial Officer, Travelers Group.

Charles W. Scharf: 1998-June 2000—Chief Financial Officer, Citigroup Global Corporate and Investment Bank; 1995-1998—Chief Financial Officer, Salomon Smith Barney, Inc.

Bank One’s executive officers serve until the 2004 annual organizational meeting of the Board of Directors.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a) (1) Financial Statements.

Annual
Report
Pages

Consolidated Balance Sheets—December 31, 2003 and 2002	78
Consolidated Income Statements—Three Years Ended December 31, 2003	79
Consolidated Statements of Stockholders’ Equity—Three Years Ended December 31, 2003	80
Consolidated Statements of Cash Flows—Three Years Ended December 31, 2003	81
Notes to Consolidated Financial Statements	82-111

      (2) Financial Statement Schedules.

      All schedules normally required by Form 10-K are omitted, since either they are not applicable or the required information is shown in the financial statements or the notes thereto.

      (3) Exhibits.

2.	Agreement of Merger dated January 14, 2004, between J.P. Morgan Chase & Co. and Bank One Corporation [Exhibit 2.1 to Bank One’s Current Report on Form 8-K (File No. 001-15323) dated January 28, 2004, incorporated herein by reference].
3(A).	Bank One’s Restated Certificate of Incorporation, as amended [Exhibit 3(A) to Bank One’s 2001 Annual Report on Form 10-K (File No. 001-15323) incorporated herein by reference].
3(B).	Bank One’s By-Laws, as amended [Exhibit 3(B) to Bank One’s 1999 Annual Report on Form 10-K (File No. 001-15323) incorporated herein by reference].
4.	Instruments defining the rights of security holders, including indentures.†
10(A).	Bank One Corporation Stock Performance Plan [Exhibit 10(A) to Bank One’s 2002 Annual Report on Form 10-K (File No. 001-15323) incorporated herein by reference].*
10(B).	Bank One Corporation Director Stock Plan, as amended.*
10(C).	Summary of Bank One Corporation Supplemental Executive Retirement Plan [Exhibit 10(C) to Bank One’s 2000 Annual Report on Form 10-K (File No. 001-15323) incorporated herein by reference].*
10(D).	Bank One Corporation Deferred Compensation Plan, as amended [Exhibit 10(D) to Bank One’s 2000 Annual Report on Form 10-K (File No. 001-15323) incorporated herein by reference].*
10(E).	Bank One Corporation Supplemental Savings and Investment Plan, as amended.*
10(F).	Bank One Corporation Supplemental Personal Pension Account Plan, as amended.*
10(G).	Bank One Corporation Key Executive Change of Control Plan, as amended.*
10(H).	Bank One Corporation Planning Group Annual Incentive Plan, as amended.*
10(I).	Bank One Corporation Investment Option Plan [Exhibit 10(K) to Bank One’s 1999 Annual Report on Form 10-K (File No. 001-15323) incorporated herein by reference].*

10(J).	Summary of Bank One Corporation Director Deferred Compensation Plan [Exhibit 10(M) to Bank One’s 2000 Annual Report on Form 10-K (File No. 001-15323) incorporated herein by reference].*
10(K).	First Chicago Corporation Stock Incentive Plan, [Exhibit 10(P) to Bank One’s 1998 Annual Report on Form 10-K (File No. 333-60313) incorporated herein by reference].*
10(L).	NBD Bancorp, Inc. Performance Incentive Plan, as amended [Exhibit 10(Q) to Bank One’s 1998 Annual Report on Form 10-K (File No. 333-60313) incorporated herein by reference].*
10(M).	Revised and Restated Banc One Corporation 1989 Stock Incentive Plan [Exhibit 10.8 to Banc One Corporation’s 1997 Annual Report on Form 10-K (File No. 1-8552) incorporated herein by reference].*
10(N).	Revised and Restated Banc One Corporation 1995 Stock Incentive Plan [Exhibit 10(Z) to Bank One’s 1998 Annual Report on Form 10-K (File No. 333-60313) incorporated herein by reference].*
10(O).	Agreement dated March 27, 2000, between Bank One Corporation and James Dimon [Exhibit 10(a) to Bank One’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000 (File No. 001-15323) incorporated herein by reference].*
12.	Statement regarding computation of ratios.
13.	Bank One Corporation 2003 Annual Report to Shareholders (pages 26-113).
21.	Subsidiaries of the Corporation.
23.	Consent of KPMG LLP.
31(a).	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b).	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32(a).	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b).	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      Stockholders may request copies of any exhibit; Bank One will charge a fee to cover expenses to prepare and send any exhibit. Please send requests to: Bank One Corporation, Attn: Investor Relations, 1 Bank One Plaza, IL1-0738, Chicago, IL 60670-0738.

      (b) Bank One filed the following Current Reports on Form 8-K during the quarter ended December 31, 2003:

Date	Item Reported

October 22, 2003	Announcement of Registrant’s third quarter 2003 earnings.
October 27, 2003	Amendment to correct technical errors in Current Report on Form 8-K announcing Registrant’s third quarter 2003 earnings.
October 27, 2003	Transcript of Registrant’s October 21, 2003 analyst’s conference call discussing its 2003 third quarter earnings.
November 26, 2003	Letter from David J. Kundert, Executive Vice President of Registrant, concerning the One Group mutual funds.

†	The total amount of securities authorized pursuant to any instrument defining the rights of holders of long-term debt of Bank One does not exceed 10% of the total assets of Bank One and its subsidiaries on a consolidated basis. Bank One hereby agrees to furnish to the Commission upon request a copy of any such instrument.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 10th day of February, 2004.

BANK ONE CORPORATION

(Registrant)

By:	/s/ JAMES DIMON

James Dimon
Principal Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, this 10th day of February, 2004.

/s/ JOHN H. BRYAN John H. Bryan Director	/s/ ROBERT I. LIPP Robert I. Lipp Director

/s/ STEPHEN B. BURKE Stephen B. Burke Director	/s/ RICHARD A. MANOOGIAN Richard A. Manoogian Director

/s/ JAMES S. CROWN James S. Crown Director	/s/ DAVID C. NOVAK David C. Novak Director

/s/ JAMES DIMON James Dimon Director	/s/ JOHN W. ROGERS, JR. John W. Rogers, Jr. Director

/s/ MAUREEN A. FAY Maureen A. Fay Director	/s/ FREDERICK P. STRATTON, JR. Frederick P. Stratton, Jr. Director

/s/ JOHN R. HALL John R. Hall Director	/s/ HEIDI MILLER Heidi Miller Principal Financial Officer

/s/ LABAN P. JACKSON, JR. Laban P. Jackson, Jr. Director	/s/ MELISSA J. MOORE Melissa J. Moore Principal Accounting Officer

/s/ JOHN W. KESSLER John W. Kessler Director