Form 10-Q
period 2004-03-31
BANK ONE CORP
filed 2004-05-10
CIK 1067092

BANK ONE CORPORATION

INDEX TO FINANCIAL REVIEW

1	Five Quarter Summary of Selected Financial Information

2	Forward-Looking Statements

2	Overview of Management’s Discussion and Analysis

3	Application of Critical Accounting Policies

3	Summary of Consolidated Results

7	Business Segment Results and Other Data

27	Balance Sheet Analysis

27	Risk Management

28	Liquidity Risk Management

28	Market Risk Management

31	Credit Portfolio Composition

34	Asset Quality

37	Allowance for Loan and Credit Losses

39	Derivative Financial Instruments

42	Loan Securitizations and Off-Balance Sheet Activities

45	Capital Management

47	Consolidated Financial Statements

51	Notes to Consolidated Financial Statements

62	Selected Statistical Information

64	Report of Management

65	Review Report of Independent Public Accountants

66	Form 10-Q

FIVE QUARTER SUMMARY OF SELECTED FINANCIAL INFORMATION

Bank One Corporation and Subsidiaries

	Three Months Ended
(In millions, except per share data, ratios, and headcount)	March 31 2004	December 31 2003	September 30 2003	June 30 2003	March 31 2003
Income Statement Data:
Total revenue, net of interest expense	$4,565	$4,113	$4,084	$4,072	$3,943
Net interest income	2,204	2,109	2,086	1,970	1,984
Net interest income–fully taxable-equivalent (“FTE”) basis (1)	2,249	2,154	2,127	2,009	2,021
Noninterest income	2,361	2,004	1,998	2,102	1,959
Provision for credit losses	141	672	416	461	496
Noninterest expense	2,663	2,656	2,421	2,403	2,297
Income from continuing operations, net of taxes	1,232	593	874	847	811
Income from discontinued operations, net of taxes	1	385	9	9	7

Net Income	1,233	978	883	856	818

Per Common Share Data:
Basic earnings per share:
Income from continuing operations, net of taxes	$1.11	$0.53	$0.78	$0.75	$0.70
Income from discontinued operations, net of taxes	—	0.35	0.01	0.01	0.01

Net income	1.11	0.88	0.79	0.76	0.71
Diluted earnings per share:
Income from continuing operations, net of taxes	$1.09	$0.53	$0.78	$0.74	$0.70
Income from discontinued operations, net of taxes	—	0.34	0.01	0.01	0.01

Net income	1.09	0.87	0.79	0.75	0.71
Cash dividends declared	0.45	0.25	0.25	0.21	0.21
Book value	21.86	20.92	20.05	19.70	19.44

Balance Sheet Data - Ending Balances:
Loans	$137,529	$138,147	$141,710	$144,583	$144,747
Total assets	319,590	326,563	290,473	299,999	288,464
Deposits	165,940	164,621	163,411	172,015	167,075
Long-term debt (2)	45,312	46,764	44,225	46,070	44,950
Common stockholders’ equity	24,598	23,419	22,411	22,257	22,316
Total stockholders’ equity	24,598	23,419	22,411	22,257	22,316

Credit Quality Ratios:
Annualized net charge-offs to average loans	0.78%	3.11%	1.50%	1.35%	1.35%
Total net charge-offs	$272	$1,084	$540	$489	$495
Allowance for loan losses to period-end loans	2.63	2.75	2.98	2.95	2.87
Allowance for credit losses to period-end loans (3)	3.03	3.14	3.34	3.35	3.31
Nonperforming assets to related assets (4)	1.42	1.73	2.06	2.28	2.38

Financial Performance:
Return on average assets	1.56%	1.38%	1.23%	1.24%	1.22%
Return on average common equity	20.5	16.8	15.8	15.3	14.7
Net interest margin	3.25	3.50	3.45	3.37	3.45
Efficiency ratio	57.8	63.9	58.7	58.5	57.7

Capital Ratios:
Risk-based capital:
Tier 1	10.2%	10.0%	9.8%	9.7%	10.0%
Total	13.8	13.7	13.5	13.6	13.8
Leverage	8.1	8.8	8.4	8.7	8.9

Common Stock Data:
Average shares outstanding:
Basic	1,115	1,109	1,115	1,132	1,148
Diluted	1,135	1,122	1,124	1,140	1,156
Stock price, quarter-end	$54.52	$45.59	$38.65	$37.18	$34.62

Headcount	71,039	71,196	71,240	72,323	74,077

(1)	Net interest income-FTE includes tax equivalent adjustments of $45 million, $45 million, $41 million, $39 million and $37 million for the quarters ended March 31, 2004, December 31, 2003, September 30, 2003, June 30, 2003 and March 31, 2003, respectively. Net interest income is presented rather than gross interest income and gross interest expense because the Corporation relies primarily on net interest income to assess performance.

(2)	Includes trust preferred capital securities.

(3)	The allowance for credit losses includes the allowance for loan losses of $3,323 million, $3,472 million, $3,907 million, $3,962 million and $3,926 million and the reserve for unfunded lending commitments and standby letters of credit which is included in other liabilities of $508 million, $490 million, $467 million, $536 million and $600 million each for the periods ended March 31, 2004, December 31, 2003, September 30, 2003, June 30, 2003 and March 31, 2003, respectively.

(4)	Related assets consist of loans outstanding, including loans held for sale, and other real estate owned.

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

Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “estimates,” “targeted” and similar expressions, and future or conditional verbs such as “will,” “would,” “should,” “could,” or “may,” are intended to identify forward-looking statements but are not the only means to identify these statements.

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

OVERVIEW OF MANAGEMENT’S DISCUSSION AND ANALYSIS

This overview of management’s discussion and analysis highlights selected information in this document and may not contain all of the information that is important to you. For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources and critical accounting estimates, you should carefully read this entire document. Each of these items could have an impact on the Corporation’s financial condition and results of operations.

The Corporation relies equally on net interest income and noninterest income as sources of earnings. For the three months ended March 31, 2004, net interest income and noninterest income provided 48% and 52% of total revenue, respectively. Changes in interest rates, credit quality and the capital markets are therefore primary factors that drive the performance of the Corporation. As described on pages 27-31 and pages 54-61 of the Corporation’s 2003 Annual Report, risk identification, measurement, monitoring and reporting are important to management of risk and maintenance of strong performance and capital position of the Corporation.

Net interest income is derived from the excess of interest collected from borrowers and interest bearing investments over interest paid to depositors and on interest bearing liabilities. Generally, the rates of interest the Corporation earns on its assets and owes on its liabilities are established contractually for a period of time. Market interest rates change over time, thereby exposing the Corporation to interest-rate risk, and potentially lower margins (or losses) if it cannot adapt to these changes. The Corporation manages this risk by continually analyzing and adjusting assets and liabilities based on their payment streams and interest rates, the timing of their maturities, and their sensitivity to actual or potential changes in market interest rates.

The Corporation is also exposed to the risk of losses as a result of losing expected cash flows caused by loan defaults, inadequate collateral and changes in prepayment rates.

Noninterest income is derived primarily from banking fees and service charges; credit card revenue; fiduciary and investment management fees; and investment security and trading gains. The Corporation manages the market risk and credit risk by monitoring and reacting to changes that may impact revenue.

Net income for the first quarter of 2004 was $1.2 billion, or $1.09 per diluted share, an increase of $415 million, or 51%, compared to $818 million, or $0.71 per diluted share. The Corporation experienced growth across many of its operating businesses with growth in deposit accounts, core deposits, consumer lending, investment sales, credit card charge volume and assets under management. In addition, middle market saw modest growth in loan balances and the Corporation continued to benefit from improvements in Commercial Banking credit quality.

Income from continuing operations, net of taxes, was $1.2 billion, or $1.09 per diluted share, compared to $811 million, or $0.70 per diluted share. The current quarter included several significant after-tax items including a $115 million benefit related to the release of Commercial Banking reserves, $77 million of net securities gains, and a $55 million benefit from actions taken related to the portfolio of non-core home equity loans held for sale. Income from discontinued operations, net of taxes, for the first quarter of 2003 was $7 million, or $0.01 per diluted share. Net income from discontinued operations in the current quarter was nominal.

The Corporation continued to reinvest by expanding and upgrading its branch and ATM networks and growing customer-facing staff. Overall headcount was down 4%, despite an expanded Retail sales force and the addition of staff related to the Zurich Life acquisition. During the quarter substantial progress was made in preparing to integrate Bank One and JPMorgan Chase upon closing the pending merger, including announcing anticipated management teams throughout the organization, establishing new financial and risk policies and reporting frameworks, and addressing many technology and integration issues.

The Corporation grew consumer loans, especially home equity and managed credit card balances; however, it continued to face challenges in growing the Commercial Banking loan portfolio due to both weak market demand and tightened credit processes.

The Corporation’s capital and reserve ratios are among the strongest of any banking organization, with Tier 1 Capital of 10.2% and allowance for loan losses to period end loans of 2.63%. Strong capital position and sound liquidity management remain important factors in maintaining the Corporation’s credit ratings.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Generally accepted accounting principles are complex and require management to apply significant judgments to various accounting, reporting and disclosure matters. Management of the Corporation must use assumptions and estimates to apply these principles where actual measurement is not possible or practical. For a complete discussion of the Corporation’s significant accounting policies, see “Notes to the Consolidated Financial Statements” in the Corporation’s 2003 Annual Report on pages 82-87. Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the consolidated financial statements. Management has reviewed the application of these policies with the Audit and Risk Management Committee of the Corporation’s Board of Directors. For a discussion of applying critical accounting policies, see “Application of Critical Accounting Policies” beginning on page 28 in the Corporation’s 2003 Annual Report.

SUMMARY OF CONSOLIDATED RESULTS

(All comparisons are to the same period in the prior year unless otherwise specified.)

Net income was $1.2 billion, or $1.09 per diluted share. This compares to net income of $818 million, or $0.71 per diluted share.

Interest Income and Interest Expense

The components of net interest income on a FTE basis for the periods indicated were as follows:

	Three Months Ended March 31
			Change
(Dollars in millions)	2004	2003	Amount	Percent
Interest income–fully taxable-equivalent (“FTE”) basis (1)	$3,342	$3,224	$118	4%
Interest expense	1,093	1,203	(110)	(9)

Net interest income–fully taxable-equivalent (“FTE”) basis (1)	2,249	2,021	228	11
Average earning assets	278,342	237,555	40,787	17
Net interest margin	3.25%	3.45%	(0.20)%

Interest Income

Interest income, on a fully taxable-equivalent basis, was $3.3 billion, an increase of $118 million, or 4%. A significant driver of the increase in interest income was the interest earned on conduit business assets consolidated as a result of the implementation of Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”), on December 31, 2003. The yield on interest earning assets decreased from 5.50% to 4.83%, a result of lower loan interest rates, primarily on installment loans, and the low yield on the conduit business assets.

Total average earning assets increased $40.8 billion. This increase was primarily the result of consolidating $38.3 billion of average earning assets related to the conduit business as noted above. Average investment securities increased $19.3 billion, composed of $10.8 billion of other securities, including insurance-related, asset-backed, and other equity securities, and $8.5 billion of U.S. Government and Federal Agency securities. Offsetting these increases were reductions of $7.8 billion in the total average loan portfolio consisting of decreases of $9.1 billion in other loans, including the non-core portfolio and a $4.7 billion decrease in commercial loans, partially offset by increased installment loan balances of $6.0 billion.

Interest Expense

Interest expense was $1.1 billion, a decrease of $110 million, or 9%. Interest expense as a percentage of average earning assets decreased to 1.58% from 2.05%. Interest expense decreased as a result of the lower cost of long-term debt, which was partially offset by the additional interest paid on short-term borrowings related to the conduit business as part of the FIN No. 46 implementation discussed above. The cost of long-term debt decreased as a result of actions taken throughout 2003 to defensively reposition the balance sheet against rising interest rates.

Net Interest Income

Net interest income represents the spread on interest earning assets over interest-bearing liabilities as well as items such as loan fees, cash interest collections on problem loans, dividend income, interest reversals, and income or expense on derivatives used to manage interest rate risk. Net interest income was $2.2 billion, an increase of $228 million, or 11%. Net interest margin decreased to 3.25% from 3.45% as a result of the activity discussed above in the interest income and interest expense sections.

Noninterest Income

The components of noninterest income for the periods indicated were:

	Three Months Ended March 31
			Change
(Dollars in millions)	2004	2003	Amount	Percent
Banking fees and commissions	$486	$440	$46	10%
Credit card revenue	900	851	49	6
Service charges on deposits	421	383	38	10
Fiduciary and investment management fees	192	160	32	20
Investment securities gains	129	69	60	87
Trading gains	56	4	52	N/M
Other income	177	52	125	N/M

Total noninterest income	$2,361	$1,959	$402	21

Noninterest income to total revenue	51.7%	49.7%	2.0%

Quarterly Results

Banking fees and commissions of $486 million increased $46 million, or 10%. Increased premiums and commissions on insurance products primarily from Zurich, mutual fund and annuity commissions from improved investment sales in the Retail line of business and increased syndication fees were the primary drivers of this increase. Partially offsetting these were lower mortgage loan origination fees.

Credit card revenue of $900 million increased $49 million, or 6%. This increase was primarily from higher average securitized loans, spread improvements and commercial card fees. This increase was partially offset by the impact of lower debit card interchange rates, which Visa® negotiated with its customers in 2003. In April 2003, Visa reached an agreement to settle merchant litigation (the Corporation was not a party to the litigation) regarding debit card interchange reimbursement fees. In February 2004, Visa established new debit card interchange rates as permitted under the settlement agreement. The Corporation now estimates that Retail debit card revenue will decline approximately $36 million pretax on an annualized basis versus the rates that were in effect prior to the settlement, rather than the $60 million previously estimated.

Service charges on deposits of $421 million increased $38 million, or 10%, resulting from higher Retail and Commercial deposit service charges.

Fiduciary and investment management fees increased $32 million, or 20%, due to improved market conditions, a more favorable mix towards long-term assets under management and positive overall net inflows.

Net securities gains from the investment portfolios were $129 million, compared to $69 million, an increase of $60 million, or 87%. These were the result of net gains in both the treasury investment and the principal investments portfolios.

In the first quarter, trading produced gains of $56 million, an increase of $52 million. This change resulted from an increase in the fair value of the credit derivatives portfolio, which is used to hedge the commercial loan portfolio and limit exposures to specific credits, as well as strength in foreign exchange trading revenue.

Other income increased $125 million during the first quarter to $177 million. This increase was primarily driven by gains on the sale of non-core home equity loans as well as a small gain from a credit card portfolio sale. During the quarter, $651 million of non-core home equity loans were sold. In addition, write-downs were taken to reflect the estimated market value of certain non-core home equity loans.

Noninterest Expense

Total noninterest expense of $2.7 billion increased $366 million. The components of noninterest expense for the periods indicated were:

	Three Months Ended March 31
			Change
(Dollars in millions)	2004	2003	Amount	Percent
Salaries and employee benefits:
Salaries	$1,074	$983	$91	9%
Employee benefits	206	190	16	8

Total salaries and employee benefits	1,280	1,173	107	9
Occupancy	178	164	14	9
Equipment	117	111	6	5
Outside service fees and processing	322	266	56	21
Marketing and development	290	226	64	28
Telecommunication	55	48	7	15
Intangible amortization	33	32	1	3
Other expense	388	277	111	40

Total noninterest expense	$2,663	$2,297	$366	16

Headcount	71,039	74,077	(3,038)	(4)
Efficiency ratio	57.8%	57.7%	0.1%

Quarterly Results

Salaries and employee benefits of $1.3 billion reflected an increase of $107 million, or 9%. Despite a reduction in overall headcount, base and incentive compensation levels and benefits expense were impacted by the acquisition of Zurich and rising benefit costs. The expense related to the fair value method of accounting for stock option and stock purchase plans for the three months ended March 31, 2004 and 2003 amounted to $26 million and $16 million, respectively.

Occupancy expense increased $14 million, or 9%, to $178 million primarily due to rising rental expenses and branch expansion costs.

Equipment expense of $117 million reflected an increase of $6 million, or 5%, fueled by a rise in depreciation costs incurred on assets acquired in the Corporation’s systems conversion efforts.

Outside service fees and processing expense grew $56 million, or 21%, to $322 million. This increase resulted from higher contract programming fees as well as the addition of Zurich expenses.

Marketing and development expense increased $64 million, or 28%, to $290 million primarily due to increased marketing spend in Card Services.

Other expense increased $111 million, or 40%, to $388 million. This increase was primarily the result of insurance benefits and operational expenses for Zurich Life. Increased real estate expenses and legal expense accruals also contributed to the increase. These increases were partially offset by insurance recoveries and reduced costs related to other real estate owned. Other expense includes freight and postage expense of $63 million and $62 million for the first three months of 2004 and 2003, respectively.

Provision for Credit Losses

Provision for credit losses was $141 million for the first quarter of 2004, compared to $496 million for 2003. This decrease was mainly a result of improving credit quality which drove significant decreases in gross charge-offs and continued strength in recoveries and a smaller commercial loan portfolio. This improving credit quality led to the decision to release $180 million of corporate banking loan loss reserves through the provision for credit losses. The provision for credit losses includes a provision for loan losses of $123 million and $498 million, and a provision for unfunded commitments of $18 million and $(2) million for the three months ended March 31, 2004 and 2003, respectively.

Reserve for unfunded lending commitments was $508 million at March 31, 2004, compared to $490 million at December 31, 2003 and $600 million at March 31, 2003. The decrease from the prior year was mainly a result of improving credit quality.

Applicable Income Taxes

The Corporation’s income before income taxes, applicable income tax expense and effective tax rate for each of the periods indicated were:

	Three Months Ended March 31
(Dollars in millions)	2004	2003
Income from continuing operations before income taxes	$1,761	$1,150
Applicable income taxes	529	339
Effective tax rate	30%	29%

Income from discontinued operations before income taxes	$1	$11
Applicable income taxes	—	4
Effective tax rate	36%	36%

Income before income taxes	$1,762	$1,161
Applicable income taxes	529	343
Effective tax rate	30%	30%

Applicable income tax expense for all periods included the benefit from tax-exempt income, tax-advantaged investments and general business tax credits, partially offset by the effect of nondeductible expenses.

BUSINESS SEGMENT RESULTS AND OTHER DATA

The Corporation is managed on a line of business basis. The business segments’ financial results presented reflect the current organization of the Corporation. For a detailed discussion of the various business activities of the Corporation’s business segments, see pages 35-53 of the Corporation’s 2003 Annual Report.

During the quarter, the Corporation transferred certain community development activities from the Corporate line of business to the Commercial Banking line of business. All prior period data for the Commercial Banking and Corporate lines of business have been adjusted to reflect this transfer.

The following table summarizes income (loss) from continuing operations by line of business for the periods indicated:

	Three Months Ended March 31
(In millions)	2004	2003
Retail	$482	$395
Commercial Banking (1)	425	220
Card Services	319	248
Investment Management Group	133	73
Corporate (1)	(127)	(125)

Income from continuing operations, net of taxes	$1,232	$811

(1)	Prior period data has been adjusted for the transfer of community development activities from the Corporate line of business to the Commercial Banking line of business.

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

	Three Months Ended March 31
			Change
(Dollars in millions)	2004	2003	Amount	Percent
Income Statement Data:
Net interest income-FTE (1) (2)	$1,241	$1,122	$119	11%
Banking fees and commissions (3)	189	189	—	—
Credit card revenue (4)	56	53	3	6
Service charges on deposits (5)	232	204	28	14
Other income	10	13	(3)	(23)

Total noninterest income	487	459	28	6

Total revenue, net of interest expense	1,728	1,581	147	9
Provision for credit losses	114	116	(2)	(2)
Salaries and employee benefits (6)	404	386	18	5
Other expense (6)	450	457	(7)	(2)

Total noninterest expense	854	843	11	1

Income before income taxes	760	622	138	22
Applicable income taxes	278	227	51	22

Net income (6)	$482	$395	$87	22%

Financial Performance:
Return on average common equity	41%	34%	7%
Efficiency ratio	49	53	(4)

Headcount (6)	31,468	33,135	(1,667)	(5)%

Ending Balances:
Small business commercial	$10,387	$9,946	$441	4%
Home equity	27,685	21,688	5,997	28
Vehicle	13,548	14,223	(675)	(5)
Other personal loans	6,006	6,378	(372)	(6)

Total loans (7)	57,626	52,235	5,391	10
Assets	60,109	55,739	4,370	8
Demand deposits	31,509	28,534	2,975	10
Savings	42,893	40,155	2,738	7

Core deposits	74,402	68,689	5,713	8
Time	17,140	20,617	(3,477)	(17)

Total deposits	91,542	89,306	2,236	3
Equity	4,774	4,774	—	—

Average Balances:
Small business commercial	$10,347	$9,955	$392	4%
Home equity	26,957	21,199	5,758	27
Vehicle	13,606	14,436	(830)	(6)
Other personal loans	6,350	7,020	(670)	(10)

Total loans	57,260	52,610	4,650	9
Assets	59,725	56,075	3,650	7
Demand deposits	30,928	27,597	3,331	12
Savings	41,887	39,575	2,312	6

Core deposits	72,815	67,172	5,643	8
Time	17,506	21,181	(3,675)	(17)

Total deposits	90,321	88,353	1,968	2
Equity	4,774	4,774	—	—

Retail – continued

	Three Months Ended March 31
			Change
(Dollars in millions)	2004	2003	Amount	Percent
Credit Quality:
Net charge-offs:
Small business commercial	$9	$11	(2)	(18)%
Home equity	20	26	(6)	(23)
Vehicle	53	47	6	13
Other personal loans	13	18	(5)	(28)

Total net charge-offs	95	102	(7)	(7)

Annualized net charge-off ratios:
Small business commercial	0.35%	0.44%	(0.09)%
Home equity	0.30	0.49	(0.19)
Vehicle	1.56	1.30	0.26
Other personal loans	0.82	1.03	(0.21)
Total net charge-off ratio	0.66	0.78	(0.12)

Nonperforming assets:
Commercial	$239	$254	$(15)	(6)%
Consumer (8)	265	304	(39)	(13)

Total nonperforming loans (9)	504	558	(54)	(10)
Other, including other real estate owned (“OREO”)	57	231	(174)	(75)

Total nonperforming assets	561	789	(228)	(29)
Allowance for loan losses	$690	$693	$(3)	0%
Allowance for loan losses to period-end loans (7)	1.26%	1.39%	(0.13)%
Allowance for loan losses to nonperforming loans (9)	137	125	12
Nonperforming assets to related assets (10)	0.97	1.50	(0.53)

Distribution:
Number of:
Banking centers	1,845	1,798	47	3%
ATMs	4,569	4,009	560	14
Relationship bankers	3,614	2,893	721	25
Online customers (in thousands)	2,693	1,701	992	58
Personal demand accounts (in thousands)	4,908	4,438	470	11
Business demand accounts (in thousands)	520	496	24	5
Debit cards issued (in thousands)	5,447	4,818	629	13

Retail Brokerage:
Mutual fund sales	$896	$577	$319	55%
Annuity sales	821	766	55	7

Total investment sales volume	1,717	1,343	374	28
Market value customer assets - end of period (in billions)	$34.6	$28.6	$6.0	21%
Number of customers - end of period (in thousands)	734	693	41	6
Number of dedicated investment sales representatives	1,063	870	193	22

N/M–Not meaningful.

(1)	Net interest income is presented rather than gross interest income and gross interest expense because the Corporation relies primarily on net interest income to assess the performance of the segment and make resource allocations.

(2)	Net interest income-FTE includes tax equivalent adjustments of $6 million and $5 million for the three months ended March 31, 2004 and 2003, respectively.

(3)	Banking fees and commissions include insurance fees, documentary fees, commitment fees, annuity and mutual fund commissions, loan and lease fees, investment banking fees, safe deposit fees, official check fees, ATM interchange and miscellaneous other fee revenue.

(4)	Credit card revenue includes credit card fees, debit card fees, merchant fees and interchange fees.

(5)	Service charges on deposits include deficient balance fees, non-sufficient funds/overdraft fees and other service related fees.

(6)	Reflects the transfer of broker dealer services operations from the Investment Management Group during the first quarter of 2004.

(7)	Loans include loans held for sale of $2,686 million and $2,390 million at March 31, 2004 and 2003, respectively. These amounts are not included in allowance coverage statistics.

(8)	Includes consumer balances that are placed on nonaccrual status when the collection of contractual principal or interest becomes 90 days past due.

(9)	Nonperforming loans includes loans held for sale of $2 million at March 31, 2004 and 2003. These amounts are not included in allowance coverage statistics.

(10)	Related assets consist of loans outstanding, including loans held for sale, and other real estate owned.

Retail – continued

Quarterly Results

Retail net income was $482 million, up $87 million, or 22%, driven by growth in deposits, loans and investment sales, partially offset by higher sales related expenses.

Total revenue increased $147 million, or 9%, to $1.7 billion. Net interest income was $1.2 billion, up $119 million, or 11%, due primarily to the growth in core deposits and home equity loan balances, slightly offset by lower time deposits.

Noninterest income was $487 million, up $28 million, or 6%, driven by higher deposit service charges, debit card volume, and investment sales revenue. This increase was partially offset by the impact of the lower debit card interchange rates, which Visa negotiated with its customers in 2003, and lower mortgage loan origination fees.

Noninterest expense was $854 million, an increase of $11 million, or 1%, primarily due to higher commissions, incentive payments, benefits and marketing expense. These increases were partially offset by lower collections-related expenses as well as lower fraud and operating expenses.

Provision for credit losses was $114 million, down $2 million, or 2%. This decrease reflects improved credit quality in most portfolios, partially offset by growth in loan portfolios. The net charge-off ratio, as a percentage of average loans, was 0.66%, an improvement from 0.78% in the prior year.

The allowance for loan losses of $690 million represented 1.26% of period-end loans. Nonperforming assets were $561 million, down $228 million, or 29%, from the prior year.

Commercial Banking

Commercial Banking offers a broad array of products, including global cash management, treasury services, capital markets, tax-oriented investments, commercial cards, lending and other noncredit products and services to corporate banking and middle market banking customers.

Corporate banking serves primarily large corporations, financial institutions and commercial real estate entities. The Corporation’s capital markets business is engaged in the origination, trading, and distribution of asset-backed securities, investment grade, tax-exempt and high yield securities, derivatives, foreign exchange and government bonds. Capital markets is also actively engaged in loan syndications, market research, advisory services, and private placements.

Middle market banking serves the customer segment with annual revenues from approximately $10 million to $500 million, which includes corporations, municipalities and not-for-profit entities. These customers use a wide variety of services, with a significant portion using the Corporation exclusively for financial needs. The loan portfolio is diversified across a broad range of industries and geographic locations. In addition to credit, this customer segment actively uses the Corporation’s cash management, international, capital markets, and investment management products and services.

	Three Months Ended March 31
			Change
(Dollars in millions)	2004	2003(20)	Amount	Percent
Income Statement Data:
Net interest income-FTE (1) (11)	$570	$568	$2	0%
Banking fees and commissions (3)	182	191	(9)	(5)
Credit card revenue (4)	31	23	8	35
Service charges on deposits (5)	185	175	10	6
Fiduciary and investment management fees (12)	1	1	—	—
Investment securities gains	7	—	7	N/M
Trading gains (13)	53	17	36	N/M
Other (loss)	(28)	(3)	(25)	N/M

Total noninterest income	431	404	27	7

Total revenue, net of interest expense	1,001	972	29	3
Provision (benefit) for credit losses	(188)	128	(316)	N/M
Salaries and employee benefits (14)	314	278	36	13
Other expense (14)	291	290	1	—

Total noninterest expense	605	568	37	7

Income before income taxes	584	276	308	N/M
Applicable income taxes	159	56	103	N/M

Net income	$425	$220	$205	93%

Memo–Revenue by activity:
Lending-related revenue	$415	$430	$(15)	(3)%
Credit derivative hedge portfolio	8	(54)	62	N/M
Global treasury services	394	390	4	1
Capital markets (15)	202	201	1	—
Other	(18)	5	(23)	N/M

Financial Performance:
Return on average common equity	23%	12%	11%
Efficiency ratio	60	58	2
Efficiency ratio excluding credit hedge portfolio	61	55	6

Headcount:
Corporate banking (including capital markets)	2,630	2,514	116	5%
Middle market	2,426	2,677	(251)	(9)
Global treasury services (14)	2,795	3,203	(408)	(13)
Operations, technology, and other administration	2,002	2,023	(21)	(1)

Total headcount	9,853	10,417	(564)	(5)

Commercial Banking - continued

	Three Months Ended March 31
			Change
(Dollars in millions)	2004	2003(20)	Amount	Percent
Ending Balances:
Loans (16)(17)	$52,661	$59,484	$(6,823)	(11)%
Interests in purchased receivables (17)	28,912	—	28,912	N/M
Investment securities (17)	10,884	1,708	9,176	N/M
Assets	126,501	97,646	28,855	30
Demand deposits	26,150	27,668	(1,518)	(5)
Savings	13,622	9,670	3,952	41
Time	843	7,390	(6,547)	(89)
Foreign offices	11,222	9,221	2,001	22

Total deposits	51,837	53,949	(2,112)	(4)
Short-term borrowings (17)	36,772	4,440	32,332	N/M
Equity	7,451	7,451	—	—

Average Balances:
Loans (17)	$53,321	$59,983	$(6,662)	(11)%
Interests in purchased receivables (17)	31,145	—	31,145	N/M
Investment securities (17)	9,873	1,845	8,028	N/M
Assets	130,946	94,076	36,870	39
Demand deposits	24,973	22,579	2,394	11
Savings	12,982	9,311	3,671	39
Time	915	8,062	(7,147)	(89)
Foreign offices	11,445	9,006	2,439	27

Total deposits	50,315	48,958	1,357	3
Short-term borrowings (17)	39,036	2,619	36,417	N/M
Equity	7,451	7,451	—	—

Credit Quality:
Net charge-offs	$(8)	$128	$(136)	N/M
Annualized net charge-off ratio	(0.06)%	0.85%	(0.91)%
Nonperforming assets:
Nonperforming loans (18)	$820	$1,761	$(941)	(53)%
Other, including other real estate owned (“OREO”)	16	19	(3)	(16)%

Total nonperforming assets	836	1,780	(944)	(53)%
Allowance for Loan Losses:
Allowance for loan losses	1,971	2,472	(501)	(20)%
Allowance for loan losses to period-end loans (16)	3.78%	4.17%	(0.39)%
Allowance for loan losses to nonperforming loans (18)	240	142	98
Allowance for Credit Losses: (19)
Allowance for credit losses	2,471	3,072	(601)	(20)%
Allowance for credit losses to period-end loans (16)	4.74%	5.18%	(0.44)%
Allowance for credit losses to nonperforming loans (18)	301	176	125
Nonperforming assets to related assets (10)	1.59	2.99	(1.40)

Commercial Banking - continued

	Three Months Ended March 31
			Change
(Dollars in millions)	2004	2003(20)	Amount	Percent
Corporate Banking:
Ending Balances:
Loans (17)	$25,835	$29,923	$(4,088)	(14)%
Interests in purchased receivables (17)	28,912	—	28,912	N/M
Investment securities (17)	10,839	1,676	9,163	N/M
Deposits	22,855	29,824	(6,969)	(23)
Short-term borrowings (17)	36,772	4,440	32,332	N/M
Average Balances:
Loans (17)	$26,756	$30,432	$(3,676)	(12)%
Interests in purchased receivables (17)	31,145	—	31,145	N/M
Investment securities (17)	9,813	1,608	8,205	N/M
Deposits	22,913	26,791	(3,878)	(14)%
Short-term borrowings (17)	39,036	2,619	36,417	N/M
Credit Quality:
Net charge-offs (recoveries)	$(19)	$81	$(100)	N/M
Net charge-off (recovery) ratio	(0.28)%	1.06%	(1.34)%
Nonperforming loans (18)	$236	$814	$(578)	71
Nonperforming loans to total loans	0.91%	2.72%	(1.81)%
Syndications:
Lead arranger deals:
Volume (in billions)	$16.8	$14.8	$2.0	14%
Number of transactions	72	46	26	57
League table standing–rank	4	4	—
League table standing–market share	9%	9%	—%

Middle Market Banking:
Loans –ending balance	$26,826	$29,561	$(2,735)	(9)%
–average balance	26,565	29,551	(2,986)	(10)
Deposits –ending balance	28,982	24,125	4,857	20
–average balance	27,402	22,167	5,235	24
Credit Quality:
Net charge-offs ($ millions)	$11	$47	$(36)	(77)%
Net charge-off ratio	0.17%	0.64%	(0.47)%
Nonperforming loans ($ millions)	$584	$947	$(363)	(38)%
Nonperforming loans to total loans	2.18%	3.20%	(1.02)%

For additional footnote detail see page 9.

(11)	Net interest income-FTE includes tax equivalent adjustments of $32 million and $23 million for the three months ended March 31, 2004 and 2003, respectively.

(12)	Fiduciary and investment management fees include asset management fees, personal trust fees, other trust fees and advisory fees.

(13)	Trading gains primarily include realized and unrealized mark-to-market changes from trading assets, derivative financial instruments and foreign exchange products.

(14)	Reflects the transfer of lockbox operations to the Corporate line of business during the first quarter of 2004.

(15)	Capital markets includes trading income and underwriting, syndicated lending and advisory fees.

(16)	Loans include loans held for sale of $497 million and $226 million at March 31, 2004 and 2003, respectively. These amounts are not included in allowance coverage statistics.

(17)	Impacted by the adoption of FIN No. 46.

(18)	Nonperforming loans include loans held for sale of $17 million at March 31, 2003. This amount is not included in allowance coverage statistics.

(19)	The allowance for credit losses includes the allowance for loan losses of $1,971 million and $2,472 million, and reserve for unfunded lending commitments and standby letters of credit, which is included in other liabilities, of $500 million and $600 million, each at March 31, 2004 and 2003, respectively.

(20)	Prior period data has been adjusted for the transfer of community development activities from the Corporate line of business.

Quarterly Results

Commercial Banking net income increased $205 million to $425 million, which included a $115 million after-tax reduction in the allowance for loan losses. Excluding the impact of the net allowance release, net income was $310 million, an increase of $90 million, or 41%, as a result of the continued improvement in credit quality.

Effective December 31, 2003, assets and liabilities related to the asset-backed conduit business were consolidated, as the Corporation adopted FIN No. 46. Net revenue related to these assets was previously reported primarily as noninterest income. In the current quarter, the consolidation had relatively no impact to net income, however net interest income increased $14 million and noninterest income decreased $10 million. See the “Asset-Backed Finance Programs” on pages 43-44 for additional information.

Net interest income was essentially flat at $570 million, and reflected the impact of an 11% reduction in average loan volume, partially offset by improved collections on nonperforming loans and improvements in capital markets activities such as equity derivatives. While loan balances increased only slightly during the quarter, it represented the first increase in more than two years.

Noninterest income was $431 million, up $27 million, or 7%, largely due to higher service charges on deposits, strong foreign exchange trading revenues, higher commercial card fees and increased syndication fees. Partially offsetting these improvements were lower gains on sales of tax-oriented investments and lower investment grade origination fees. Trading gains, reported in noninterest income, included gains of $8 million on the credit derivatives hedge portfolio, compared to losses of $54 million in the prior year. The fair value of purchased credit derivatives will generally increase as loan credit quality deteriorates and decrease as loan credit quality improves.

Noninterest expense increased 7% to $605 million, primarily due to increased compensation expense.

Credit quality continued to improve, as indicated by a $136 million decline in net charge-offs. The reduced size of the Corporate Banking loan portfolio and the continued improvement in credit quality led to a $180 million reduction in the allowance for loan losses, related to both corporate banking and middle market. The allowance for loan losses represented 3.78% of period-end loans, a decrease from 4.17% in the prior year. Nonperforming loans declined $941 million, or 53%, to $820 million, reflecting declines of $578 million, or 71%, in corporate banking and $363 million, or 38%, in middle market.

During the second half of 2003, the U.S. Treasury began to compensate the Corporation for services provided using special issue securities resulting in reduced corporate banking deposits.

Card Services

Card Services offers customers co-brand, affinity and other credit cards, including cards associated with leading corporations, financial institutions, universities, sports franchises and affinity organizations. All of these cards carry the respective Visa® or MasterCard® brand names. Affinity organizations and co-brand partners provide their endorsement of credit card programs, provide mailing lists, and may also conduct marketing activities and provide awards under award programs. The terms of these agreements generally range from 3 to 10 years. No single co-branded or affinity relationship represents more than 10% of total managed revenue, net of interest expense.

With approximately 52 million cards in circulation, Card Services is the third-largest credit card provider in the United States and the largest Visa credit card issuer in the world. Card Services is also a leader in online card marketing and customer service, with approximately 6 million registered users of its website.

Through securitization, the Corporation transforms a substantial portion of its credit card receivables into securities, which are sold to investors. Securitization impacts the Corporation’s consolidated balance sheet by removing those credit card receivables that have been sold and by reclassifying those credit card receivables whose ownership has been transformed into certificate form (referred to as “seller’s interest”) from loans to investments. Gain or loss on the sale of credit card receivables, net of amortization of transaction costs and amortization from securitization repayments, is reported in other income. Securitization also impacts the Corporation’s consolidated income statement by reclassifying interest income and fees, interchange income, credit losses and recoveries related to securitized receivables as credit card revenue. Credit card interest income and fees, credit losses and recoveries related to seller’s interest are reclassified as investment income in net interest income.

Reported Basis

	Three Months Ended March 31
			Change
(Dollars in millions)	2004	2003	Amount	Percent
Income Statement Data:
Net interest income-FTE (1) (21) (22)	$483	$309	$174	56%
Banking fees and commissions (3)	5	11	(6)	(55)
Credit card revenue (4) (22)	813	774	39	5
Other income/(loss)	24	(4)	28	N/M

Total noninterest income	842	781	61	8

Total revenue, net of interest expense	1,325	1,090	235	22
Provision for credit losses	171	161	10	6
Salaries and employee benefits	167	153	14	9
Other expense	474	374	100	27

Total noninterest expense	641	527	114	22

Income before income taxes	513	402	111	28
Applicable income taxes	194	154	40	26

Net income	$319	$248	$71	29%

Memo–Net securitization gains	$1	$1	$—	0%

Financial Performance:
Return on average common equity	20%	16%	4%
Efficiency ratio	48	48	—

Headcount	10,591	10,778	(187)	(2)%

Ending Balances:
Owned loans:
Held in portfolio	$7,069	$7,147	$(78)	(1)%
Held for sale (23)	5,395	5,240	155	3

Total owned loans	12,464	12,387	77	1
Seller’s interest and accrued interest receivable	27,485	25,156	2,329	9

Total receivables	39,949	37,543	2,406	6
Memo: Securitized loans	34,269	35,305	(1,036)	(3)
Assets	45,421	42,814	2,607	6
Equity	6,361	6,361	—	—

Card Services – continued

	Three Months Ended March 31
			Change
(Dollars in millions)	2004	2003	Amount	Percent
Average Balances:
Owned loans:
Held in portfolio	$6,757	$7,791	$(1,034)	(13)%
Held for sale (23)	5,596	4,573	1,023	22

Total owned loans	12,353	12,364	(11)	—
Seller’s interest and accrued interest receivable	26,652	26,459	193	1

Total receivables	39,005	38,823	182	—
Memo: Securitized loans	35,629	34,561	1,068	3
Assets	44,500	44,191	309	1
Equity	6,361	6,361	—	—

Credit Quality:
Net charge-offs	$131	$161	$(30)	(19)%
Net charge-off ratio	4.24%	5.24%	(1.00)%
Delinquency ratios:
30+ days	3.05	2.81	0.24
90+ days	1.46	1.30	0.16
Allowance for loan losses	$486	$396	$90	23%
Allowance for loan losses to period-end loans held in portfolio	6.88%	5.58%	1.30%

Other Data:
Charge volume (in billions)	$42.0	$38.3	$3.7	10%
Net accounts opened (in thousands) (24)	985	975	10	1
Credit cards issued (in thousands)	51,775	50,978	797	2
Number of cardmemberservices.com customers (in millions)	5.8	3.8	2.0	53
Paymentech, Inc.: (25)
Bank card volume (in billions)	$45.0	$35.8	$9.2	26%
Total transactions (in millions)	1,957	1,586	371	23

For additional footnote detail see pages 9 and 13.

(21)	Net interest income-FTE did not have tax equivalent adjustments for the three months ended March 31, 2004 and 2003, respectively.

(22)	On a reported basis, income earned on securitized loans is reported in credit card revenue and income earned on Seller’s Interest is reported in net interest income. On a managed basis, net interest income, noninterest income and provision for credit losses are reported in their respective income statement lines.

(23)	Held for sale amounts are not included in allowance coverage statistics.

(24)	Net accounts opened includes originations, purchases and sales.

(25)	Paymentech statistics have been restated to include all volumes and items processed.

Quarterly Results – Reported Basis

Card Services net income was $319 million, up $71 million, or 29%, as spread improvements and higher securitized receivable balances were partially offset by higher marketing expenses and increased provision for credit losses as a result of an increase in allowance for loan losses.

Total revenue increased $235 million, or 22%, to $1.3 billion as net interest income increased $174 million, or 56%, to $483 million and noninterest income increased $61 million, or 8%, to $842 million. The increase in net interest income was primarily the result of spread improvement, as average total receivables of $39 billion were relatively flat. The increase in noninterest income was primarily the result of higher securitized loans and spread improvements, as well as a small gain from a portfolio sale. Paymentech Inc., the Corporation’s merchant card processor, reported a 23% increase in total transactions and a 26% increase in volume.

Noninterest expense was $641 million, an increase of $114 million, or 22%, from the prior year due primarily to higher marketing expenses.

Provision for credit losses increased $10 million, or 6%, to $171 million over the prior year. The net charge-off ratio was 4.24%, down from 5.24% in the prior year. The 30-day delinquency ratio increased to 3.05% from 2.81% in the prior year.

Card Services – continued

Managed (Non-GAAP) Basis

The Corporation evaluates its Card Services line of business performance on a “managed basis.” The managed basis presentation is a common industry convention that presents securitized loans, for balance sheet purposes only, in total managed loan balances. The reported allowance for loan losses is not adjusted for managed loans. The industry convention continues to include the gain or loss on securitization in the managed financial information.

The Corporation manages its Card Services operations on a managed basis because the receivables that are securitized are subject to underwriting standards comparable to the owned portfolio and are serviced by operating personnel without regard to ownership. The Corporation believes that investors should be informed, and often request information, about the credit performance of the entire managed portfolio in order to understand the quality of the Card Services originations and the related credit risks inherent in the owned portfolio and retained interests in securitizations. In addition, the Corporation funds its Card Services operations, reviews operating results and makes decisions about allocating resources, such as employees and capital, on a managed basis. See “Loan Securitizations” on pages 42-44 of this report and Note 11, “Credit Card Securitizations,” on pages 92-94 of the Corporation’s 2003 Annual Report for additional information related to the Corporation’s securitization activity.

Card Services – continued

The following table presents Card Services information on a managed (Non-GAAP) basis.

	Three Months Ended March 31
			Change
(Dollars in millions)	2004	2003	Amount	Percent
Managed Income Statement Data:
Managed net interest income-FTE (1) (21) (22)	$1,757	$1,477	$280	19%
Managed banking fees and commissions (3)	5	11	(6)	(55)
Managed credit card revenue (4)(22)	407	416	(9)	(2)
Managed other income/(loss)	24	(4)	28	N/M

Total managed noninterest income	436	423	13	3

Total managed revenue, net of interest expense	2,193	1,900	293	15
Managed provision for credit losses (22)	1,039	971	68	7
Managed salaries and employee benefits	167	153	14	9
Managed other expense	474	374	100	27

Total managed noninterest expense	641	527	114	22

Managed income, net of expense, before taxes	$513	$402	$111	28

Memo–Net managed securitization gains	$1	$1	$—	—

Financial Performance on a Managed Basis:
Percentage of average managed outstandings:
Managed net interest income - FTE	9.47%	8.16%	1.31%
Managed provision for credit losses	5.60	5.37	0.23
Managed noninterest income	2.35	2.34	0.01
Managed risk adjusted margin	6.22	5.13	1.09
Managed noninterest expense	3.46	2.91	0.55
Managed income, net of expense before taxes - FTE	2.76	2.22	0.54
Managed return on average common equity	20	16	4
Managed efficiency ratio	29	28	1

Managed headcount	10,591	10,778	(187)	(2)%

Ending Managed Balances:
Held in portfolio	$7,069	$7,147	$(78)	(1)%
Held for sale (23)	5,395	5,240	155	3
Securitized	34,269	35,305	(1,036)	(3)
Seller’s interest and accrued interest receivable	27,485	25,156	2,329	9

Total managed loans	74,218	72,848	1,370	2
Managed assets	79,690	78,119	1,571	2
Managed equity	6,361	6,361	—	—

Average Managed Balances:
Held in portfolio	$6,757	$7,791	$(1,034)	(13)%
Held for sale (23)	5,596	4,573	1,023	22
Securitized	35,629	34,561	1,068	3
Seller’s interest and accrued interest receivable	26,652	26,459	193	1

Total managed loans	74,634	73,384	1,250	2
Managed assets	80,129	78,752	1,377	2
Managed equity	6,361	6,361	—	—

Card Services – continued

	Three Months Ended March 31
			Change
(Dollars in millions)	2004	2003	2004	Percent
Managed Credit Quality:
Managed net charge-offs	$999	$971	$28	3%
Managed net charge-off ratio	5.35%	5.29%	0.06%
Managed 12 month lagged	5.45	5.86	(0.41)
Managed delinquency ratios:
30+ days	3.75	4.08	(0.33)
90+ days	1.82	1.88	(0.06)
Managed allowance for loan losses	$486	$396	$90	23
Managed allowance for loan losses to period-end loans held in portfolio	6.88%	5.58%	1.30%

Reported Other Data:
Charge volume (in billions)	$42.0	$38.3	$3.7	10%
Net accounts opened (in thousands) (24)	985	975	10	1
Credit cards issued (in thousands)	51,775	50,978	797	2
Number of cardmemberservices.com customers (in millions)	5.8	3.8	2.0	53
Paymentech, Inc.: (25)
Bank card volume (in billions)	$45.0	$35.8	$9.2	26%
Total transactions (in millions)	1,957	1,586	371	23

For additional footnote detail see pages 9, 13 and 16.

Quarterly Results – Managed (Non-GAAP) Basis

The Corporation believes that it is more meaningful to review performance on a managed basis as the on-balance sheet portfolio has a greater percentage of new originations and, therefore, is less seasoned. The following is a discussion of items affecting the managed portfolio.

Total managed revenue increased $293 million, or 15%, to $2.2 billion as managed net interest income increased $280 million, or 19%, to $1.8 billion and managed noninterest income increased $13 million, or 3%, to $436 million. The increase in managed net interest income was primarily the result of spread improvements and higher average managed receivables. Average managed loans were $74.6 billion, an increase of $1.3 billion, or 2%. Managed margin increased to 9.47% from 8.16% in the prior year. The increase in managed noninterest income was primarily the result of a $3.7 billion, or 10%, increase in charge volume, which generated higher interchange income and a small gain from a portfolio sale, partially offset by higher volume-driven payments to partners and rewards expense. Paymentech Inc., the Corporation’s merchant card processor, reported a 23% increase in total transactions and a 26% increase in total volume.

Managed noninterest expense was $641 million, an increase of $114 million, or 22%, from the prior year due primarily to higher marketing expenses.

The managed provision for credit losses increased $68 million, or 7%, to $1.0 billion, primarily driven by higher managed loan balances, higher non-bankruptcy losses and a $40 million increase in the allowance for loan losses in the quarter. Managed credit ratios remain strong. The managed net charge-off ratio increased slightly to 5.35% from 5.29% in the prior year. The 30-day managed delinquency ratio decreased to 3.75% from 4.08% in the prior year.

Card Services – continued

The following table reconciles line items presented on a reported basis with those presented on a managed (Non-GAAP) basis:

	Three Months Ended March 31
(in millions):	2004	2003
Income Statement Data:
Net interest income - FTE (1) (22)
Reported data for the period	$483	$309
Securitization adjustments (26)	1,274	1,168

Managed net interest income - FTE (Non-GAAP)	1,757	1,477
Credit card revenue: (22)
Reported data for the period	$813	$774
Securitization adjustments (27)	(406)	(358)

Managed credit card revenue (Non-GAAP)	407	416
Noninterest income:
Reported data for the period	$842	$781
Securitization adjustments (28)	(406)	(358)

Managed noninterest income (Non-GAAP)	436	423
Total revenue, net of interest expense:
Reported data for the period	$1,325	$1,090
Securitization adjustments (29)	868	810

Total managed revenue, net of interest expense (Non-GAAP)	2,193	1,900
Provision for credit losses: (22)
Reported data for the period	$171	$161
Securitization adjustments (30)	868	810

Managed provision for credit losses (Non-GAAP)	1,039	971

Ending Balances:
Owned loans:
Held in portfolio	$7,069	$7,147
Held for sale	5,395	5,240

Total owned loans	12,464	12,387
Seller’s interest and accrued interest receivable	27,485	25,156

Total on balance sheet loans	39,949	37,543
Securitized loans	34,269	35,305

Total managed loans (Non-GAAP)	74,218	72,848
Assets:
Reported	$45,421	$42,814
Securitization adjustments (31)	34,269	35,305

Managed assets (Non-GAAP)	79,690	78,119

Card Services – continued

	Three Months Ended March 31
(in millions):	2004	2003
Average Balances:
Owned loans:
Held in portfolio	$6,757	$7,791
Held for sale	5,596	4,573

Total owned loans	12,353	12,364
Seller’s interest and accrued interest receivable	26,652	26,459

Total on balance sheet loans	39,005	38,823
Securitized loans	35,629	34,561

Total managed loans (Non-GAAP)	74,634	73,384
Total assets:
Reported	$44,500	$44,191
Securitization adjustments (31)	35,629	34,561

Managed assets (Non-GAAP)	80,129	78,752

Credit Quality:
Net charge-offs:
Reported	$131	$161
Securitization adjustments (32)	868	810

Managed net charge-offs (Non-GAAP)	999	971

For additional footnote detail see pages 9, 13 and 16.

(26)	The securitization adjustment related to Net Interest Income-FTE represents interest income and fees earned in excess of the interest paid to investors related to the Corporation’s securitized loans, combined with interest income and fees earned in excess of net credit losses incurred on seller’s interest and accrued interest receivable.

(27)	The securitization adjustment related to Credit Card Revenue represents the reversal of the servicing fee income earned servicing the securitized loans by the Corporation, offset by the addition of interchange revenue net of volume driven payments made to partners. This adjustment is the combined net impact of reclassifying interest income, yield-related and other fees, and interchange revenue, in excess of net credit losses, contractual servicing fees, and interest paid to investors on the securitized loans.

(28)	The securitization adjustment related to Noninterest Income is the subtotal that includes the Credit Card Revenue securitization adjustment.

(29)	The securitization adjustment related to Total Revenue, Net of Interest Expense is the subtotal that includes both the Net Interest Income-FTE securitization adjustment and the Credit Card Revenue securitization adjustment.

(30)	The securitization adjustment related to Provision for Credit Losses represents net credit losses incurred on the Corporation’s securitized loans and seller’s interest.

(31)	The securitization adjustment related to Total Managed Assets represents securitized loans which have been derecognized from the Corporation’s consolidated balance sheet, on both an ending and average basis.

(32)	The securitization adjustment related to Net Charge-offs represents net credit losses incurred on the Corporation’s securitized loans and seller’s interest.

Investment Management Group

The Investment Management Group (IMG) provides investment, insurance, personal trust and private banking services to individuals. IMG also provides investment and investment-related services, including retirement, custody and securities lending to institutions.

	Three Months Ended March 31
			Change
(Dollars in millions)	2004	2003	Amount	Percent
Income Statement Data:
Net interest income-FTE (1) (33)	$169	$89	$80	90%
Banking fees and commissions (3)	124	66	58	88
Service charges on deposits (5)	5	6	(1)	(17)
Fiduciary and investment management fees (12)	185	151	34	23
Other income	29	—	29	N/M

Total noninterest income	343	223	120	54

Total revenue, net of interest expense	512	312	200	64
Provision for credit losses	(2)	2	(4)	N/M
Salaries and employee benefits (34)	110	107	3	3
Other expense (34)	193	86	107	N/M

Total noninterest expense	303	193	110	57

Income before income taxes	211	117	94	80
Applicable income taxes	78	44	34	77

Net income	$133	$73	$60	82%

Financial Performance:
Return on average common equity	34%	31%	3%
Efficiency ratio	59	62	(3)

Headcount (34)	4,046	4,161	(115)	(3)%

Ending Balances:
Commercial	3,348	3,110	238	8%
Consumer	4,258	3,553	705	20

Total loans	$7,606	$6,663	$943	14%
Assets	16,256	8,345	7,911	95
Demand deposits	1,608	1,853	(245)	(13)
Savings	10,033	7,814	2,219	28
Time	592	721	(129)	(18)
Foreign offices	226	215	11	5

Total deposits	12,459	10,603	1,856	18
Insurance policy and claims reserves	6,783	223	6,560	N/M
Equity	1,554	954	600	63

Average Balances:
Commercial	3,283	3,139	144	5%
Consumer	4,118	3,605	513	14
Total loans	$7,401	$6,744	$657	10%
Assets	15,567	8,370	7,197	86
Demand deposits	1,716	1,742	(26)	(1)
Savings	9,569	7,274	2,295	32
Time	586	741	(155)	(21)
Foreign offices	157	158	(1)	(1)

Total deposits	12,028	9,915	2,113	21
Insurance policy and claims reserves	6,747	225	6,522	N/M
Equity	1,554	954	600	63

Investment Management Group - continued

	Three Months Ended March 31
			Change
(Dollars in millions)	2004	2003	Amount	Percent
Credit Quality:
Net charge-offs (recoveries):
Commercial	$(2)	$1	$(3)	N/M
Consumer	—	1	(1)	N/M

Total net charge-offs (recoveries)	(2)	2	(4)	N/M
Net charge-off (recovery) ratios:
Commercial	(0.24)%	0.13%	(0.37)%
Consumer	—	0.11	(0.11)
Total net charge-off (recovery) ratio	(0.11)	0.12	(0.23)
Nonperforming assets:
Commercial	$28	$68	$(40)	(59)%
Consumer	16	13	3	23

Total nonperforming loans	44	81	(37)	(46)
Other, including other real estate owned (“OREO”)	17	1	16	N/M

Total nonperforming assets	61	82	(21)	(26)
Allowance for loan losses	38	40	(2)	(5)
Allowance for loan losses to period-end loans	0.50%	0.60%	(0.10)%
Allowance for loan losses to nonperforming loans	86	49	37
Nonperforming assets to related assets (11)	0.80	1.23	(0.43)

Assets Under Management Ending Balances:
Mutual funds	$102,891	$97,518	$5,373	6%
Other	85,379	60,747	24,632	41

Total	188,270	158,265	30,005	19
By type:
Money market	69,970	73,923	(3,953)	(5)
Equity	52,255	35,391	16,864	48
Fixed income	66,045	48,951	17,094	35

Total assets	188,270	158,265	30,005	19
By channel:
Private client services	45,190	41,163	4,027	10
Retail brokerage	8,924	7,124	1,800	25
Institutional (35)	100,077	81,651	18,426	23
Commercial cash sweep	6,581	7,689	(1,108)	(14)
Capital markets	3,917	3,353	564	17
External (35)(36)	9,896	9,409	487	5
All other direct (35)(37)	13,685	7,876	5,809	74

Total	188,270	158,265	30,005	19
Morningstar® Rankings:
% of customer assets in funds ranked 4 or better	51%	54%	(3)%
% of customer assets in funds ranked 3 or better	84	88	(4)

Private Client Services:
Number of private client advisors (38)	640	677	(37)	(5)%
Number of private client offices	90	90	—	—
Total client assets-end of period (39)	$68,271	$60,641	$7,630	13%
Ending balances
Loans	7,198	6,622	576	9
Deposits	12,322	9,913	2,409	24
Average balances
Loans	7,020	6,715	305	5
Deposits	11,744	9,344	2,400	26

Investment Management Group - continued

	Three Months Ended March 31
			Change
(Dollars in millions)	2004	2003	Amount	Percent
Insurance Group:
Consolidated gross insurance - related revenue (40)	$257	$117	$140	N/M
Ending Balances:
Invested assets	6,247	408	5,839	N/M
Policy loans	402	—	402	N/M
Policies in-force - direct/assumed (in thousands)	2,117	1,249	868	69
Insurance in-force - direct/assumed	235,815	12,415	223,400	N/M
Insurance in-force - retained	41,885	12,414	29,471	N/M
Insurance policy and claims reserves	6,783	223	6,560	N/M
A.M. Best rating (41)	A	—

For additional footnote detail see pages 9, 13, 16.

(33)	Net interest income-FTE did not have material tax equivalent adjustments for the three months ended March 31, 2004 and 2003.

(34)	Reflects the transfer of certain technology and operations functions to Corporate and Retail during the first quarter of 2004.

(35)	Prior period data has been adjusted for reclassifications from the external and all other direct channels to the institutional channel.

(36)	Includes broker/dealers, trust companies, and registered investment advisors that sell, or offer, One Group funds.

(37)	One Group funds invested in other One Group funds and other mutual funds sub-advised.

(38)	Prior period data has been adjusted to conform to current period presentation.

(39)	Fiduciary, brokerage and other related assets (managed and non-managed).

(40)	Includes insurance revenues recorded in other lines of business.

(41)	A.M. Best maintained A ratings with a stable outlook.

Quarterly Results

Investment Management Group net income totaled $133 million, an increase of $60 million, or 82%, driven by the acquisition of Zurich, an improved market, net inflows of long-term assets and strong deposit growth.

Assets under management increased $30 billion, or 19%, to $188.3 billion. Equity and fixed income assets increased 48% and 35%, respectively. A significant portion of the increase was driven by the institutional channel, which increased $18.4 billion, or 23%. The Zurich acquisition added $5.1 billion to fixed income and the institutional channel. The Security Capital acquisition added $3.7 billion to equity funds. One Group mutual fund assets increased $5.4 billion, or 6%, to $102.9 billion.

Net interest income increased $80 million, or 90%, to $169 million, largely attributable to Zurich and continued strong deposit growth, primarily in private client services. Total average deposits were $12 billion, an increase of $2.1 billion, or 21%.

Noninterest income increased $120 million, or 54%, to $343 million, primarily driven by Zurich. In addition, improved market conditions, a more favorable mix towards long-term assets under management and positive overall net inflows contributed to the increase.

Noninterest expense increased $110 million, or 57%, to $303 million, primarily the result of salaries and benefits and other operating expenses related to Zurich.

The $4 million decrease in provision for credit losses reflected lower net charge-offs and strong recoveries, as credit quality in private client services continued to improve.

Corporate

Corporate includes treasury activities, certain investment portfolios excluding Zurich, non-core portfolios transferred from the Retail line of business, the discontinued corporate trust business, other unallocated corporate expenses, and any gains or losses from corporate transactions.

	Three Months Ended March 31
			Change
(Dollars in millions)	2004	2003(51)	Amount	Percent
Income Statement Data:
Net interest income (expense)-FTE (1) (42) (43)	$(214)	$(67)	$(147)	N/M
Banking fees and commissions (3)	(14)	(17)	3	18%
Credit card revenue (4)	—	1	(1)	N/M
Service charges on deposits (5)	(1)	(2)	1	50
Fiduciary and investment management fees (12)	6	8	(2)	(25)
Investment securities gains	122	69	53	77
Trading gains (losses)	3	(13)	16	N/M
Other income	142	46	96	N/M

Total noninterest income (44)	258	92	166	N/M

Total income, net of interest expense	44	25	19	76
Provision for credit losses	46	89	(43)	(48)
Salaries and employee benefits (45)	285	249	36	14
Other expense (45)	(25)	(83)	58	70

Total noninterest expense (46)	260	166	94	57

(Loss) before income tax benefit	(262)	(230)	(32)	(14)
Applicable income tax benefit	(135)	(105)	(30)	(29)

(Loss) from continuing operations, net of tax benefit	(127)	(125)	(2)	(2)
Discontinued operations:
Income from discontinued operations	1	11	(10)	(91)
Applicable income taxes	—	4	(4)	N/M

Income from discontinued operations, net of taxes	1	7	(6)	(86)
Net loss	$(126)	$(118)	$(8)	(7)%

Headcount (45)	15,081	15,586	(505)	(3)

Ending Balances:
Loans (47)	7,172	13,978	(6,806)	(49)
Assets	71,303	83,920	(12,617)	(15)
Memo–
Treasury investments (48)	40,362	41,571	(1,209)	(3)
Principal investments (49)	2,914	2,183	602	28
Deposits	10,102	13,217	(3,115)	(24)
Equity	4,458	2,776	1,682	61

Average Balances:
Loans	8,317	14,718	(6,401)	(43)
Assets	66,855	69,777	(2,922)	(4)
Deposits	10,333	13,633	(3,300)	(24)
Equity	4,027	3,081	946	31

Corporate – continued

	Three Months Ended March 31
			Change
(Dollars in millions)	2004	2003(51)	Amount	Percent
Credit Quality:
Net charge-offs	56	102	(46)	(45)
Nonperforming assets:
Total nonperforming loans	433	799	(366)	(46)
Other, including other real estate owned (“OREO”)	66	3	63	N/M

Total nonperforming assets	499	802	(303)	(38)

Allowance for loan losses	138	325	(187)	(58)
Allowance for loan losses to period-end loans (47)	2.94%	2.33%	0.61%
Allowance for loan losses to nonperforming loans (50)	55	41	14
Nonperforming assets to related assets	6.89	5.74	1.15

For additional footnote detail see pages 9, 13, 16 and 24.

(42)	Net interest income (expense)-FTE includes tax equivalent adjustments of $7 million and $8 million for the three months ended March 31, 2004 and 2003, respectively.

(43)	Net interest income (expense)-FTE primarily includes treasury results and interest spread on investment related activities.

(44)	Noninterest income primarily includes the gains and losses from investment activities and other corporate transactions.

(45)	Reflects the transfer of certain technology and operations functions from Commercial Banking and Investment Management Group during the first quarter of 2004.

(46)	Noninterest expense primarily includes corporate expenses not allocated to the lines of business.

(47)	Loans include loans held for sale of $2,479 million and $56 million at March 31, 2004 and 2003, respectively. These amounts are not included in allowance coverage statistics.

(48)	Treasury investments include U.S. government and agency debt securities, mortgage and other asset-backed securities and other fixed income investments.

(49)	Principal investments include primarily private equity investments and venture capital fund investments.

(50)	Nonperforming loans include loans held for sale of $181 million and $3 million at March 31, 2004 and 2003, respectively. These amounts are not included in allowance coverage statistics.

(51)	Prior period data has been adjusted for the transfer of community development activities to the Commercial Banking line of business.

Quarterly Results

Corporate net loss totaled $126 million, compared with a net loss of $118 million.

Corporate net loss from continuing operations included the following pretax components:

	Three Months Ended March 31
			Change
(In millions)	2004	2003	Amount	Percent
Treasury net interest expense	$182	$100	$82	82%
Investment security gains	122	69	53	77
Corporate unallocated expenses	231	120	111	93

Treasury net interest expense was $182 million, an $82 million increase as a result of lower interest rates.

Net investment securities gains were $122 million, a result of net gains in both principal investments and the treasury investment portfolio. This compared to net securities gains of $69 million in the prior year.

Corporate expenses were $231 million, compared to $120 million in the prior year. The increase over the prior year resulted from higher compensation and merger-related costs.

In addition, during the quarter, $651 million of non-core home equity loans were sold at a gain and additional write-downs were taken to reflect the estimated market value of certain non-core home equity loans. The net effect of these actions decreased the net loss by $55 million. As a result of these actions and the continued liquidation of the portfolios, end of period non-core loan balances were $7 billion, down 49% from the prior year. Provision for credit losses was $46 million, a decrease of $43 million from the prior year, driven by lower loan balances.

BALANCE SHEET ANALYSIS

(All comparisons are to December 31, 2003, unless otherwise specified.)

At March 31, 2004, total assets were $319.6 billion, a decrease of $7.0 billion, or 2%. The Corporation’s assets were primarily composed of loans of $137.5 billion, investment securities of $86.9 billion, and interests in purchased receivables of $28.9 billion. Average earning assets for the quarter ended March 31, 2004 were $278.3 billion and contributed $3.3 billion to the Corporation’s earnings, for a yield of 4.83%.

The Corporation’s total liabilities were $295.0 billion at March 31, 2004, a decrease of $8.2 billion, or 3%. Total deposits were $165.9 billion, short term borrowings were $41.0 billion, and long term debt was $45.3 billion. Average interest-bearing liabilities for the quarter ended March 31, 2004 were $226.6 billion, resulting in interest expense of $1.1 billion at an average rate of 1.94%.

Investment Securities totaled $86.9 billion compared with $85.0 billion. The addition of $1.9 billion of U.S. government agency securities was primarily responsible for the increase.

Interests in purchased receivables, which represent undivided interests in pools of receivables and similar types of assets, were $28.9 billion, a decrease of $4.0 billion or 12%. The decrease resulted from a reduction in asset-backed conduit transaction volumes. For a further discussion of these assets see Asset-backed Finance Programs beginning on page 43.

Other assets increased $3.3 billion to $19.0 billion. This increase was primarily the result of unsettled securities sales.

Total deposits were $165.9 billion compared to $164.6 billion, an increase of $1.3 billion. Higher account balances contributed to the $4.5 billion, or 5%, increase in savings deposit balances. Contributing to the $775 million decrease in demand deposits was the migration of corporate trust client balances to JPMorgan Chase as a result of the sale of the corporate trust business in 2003. Time deposits decreased $889 million primarily due to the reduced interest rate environment.

Other short term borrowings were $41.0 billion compared to $47.7 billion, a decrease of $6.7 billion or 14%. The decrease was primarily due to a reduction in commercial paper issued by the Corporation’s conduit business as a result of the decrease in transaction volumes.

Other liabilities increased $4.2 billion to $16.9 billion as a result of unsettled securities purchases.

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

Risk Types

There are seven major risk types identified by the Corporation:

•	Credit risk is the risk to earnings or capital arising from an obligor’s failure to meet the terms of any contract with the lender or otherwise fail to perform as agreed.

•	Liquidity risk is the risk of loss arising from an institution’s inability to meet its obligations when they come due without incurring unacceptable losses.

•	Market risk is the risk that changes in future market rates or prices will make the Corporation’s positions less valuable.

•	Operational risk is the risk of loss resulting from inadequate or failed internal processes, people or systems or from external events.

•	Reputation risk is the risk to earnings or capital arising from negative public opinion. This affects the institution’s ability to establish new relationships or services, or continue servicing existing relationships.

•	Strategic risk is the risk to earnings or capital arising from adverse business decisions or improper implementation of those decisions.

•	Compliance risk is the risk to earnings or capital arising from violations of, or non-conformance with, laws, rules, regulations, prescribed practices, or ethical standards.

The following discussion of the Corporation’s risk management process focuses primarily on developments since December 31, 2003. The Corporation’s risk management processes for credit, liquidity, market and operational risks have not substantially changed from year-end and are described in detail in the Corporation’s 2003 Annual Report, beginning on page 54.

LIQUIDITY RISK MANAGEMENT

At March 31, 2004, the Corporation and its principal banks had the following long- and short-term debt ratings:

	Short-Term Debt			Senior Long-Term Debt
	S & P	Moody’s	Fitch	S & P	Moody’s	Fitch
The Corporation (parent)	A-1	P-1	F1	A	Aa3	A+
Principal banks	A-1	P-1	F1+	A+	Aa2	AA-

The Corporation’s principal insurance subsidiaries had the following financial strength ratings:

	S & P (1)	Moody's	A.M. Best
Principal Insurance Companies	A+	A2	A

(1)	S&P rating is currently on negative outlook which indicates the potential direction of the principal insurance companies’ ratings.

In the event of a disruption in the financial markets, the Corporation has a number of liquidity sources it could draw upon to meet liquidity needs. These include selling investment portfolio securities, entering into repurchase agreements, securitizing loan assets, and borrowing through the Federal Home Loan Bank system. Depending upon the nature of the disruption, funding may also be available from the Federal Reserve discount window. Through the Corporation’s contingency funding plan, stress scenarios are reviewed where access to unsecured funding is extremely limited or unavailable. Scenario testing as of March 31, 2004 indicates that the Corporation has sufficient sources of liquidity to meet anticipated needs.

For analytical purposes, although management currently believes the likelihood of a downgrade is remote, if the Corporation’s long-term debt ratings were to be downgraded to the next rating point, the ongoing cost to raise funding in the financial markets would likely increase 3 to 15 basis points (reflecting a range of terms from three to ten years). The number of investors willing to lend to the Corporation would also likely decrease following a downgrade.

MARKET RISK MANAGEMENT

Market risk refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices, commodity prices and credit spreads in market risk sensitive instruments. Market risk arises in both trading and non-trading portfolios. The section on “Market Risk Management-Nontrading Activities” in the Corporation’s 2003 Annual Report on pages 60-61 provides an overview of our approach to managing market risks arising from non-trading portfolios. In these asset and liability management activities, policies are in place to closely manage structural interest rate risk. Disclosures about the fair value of financial instruments, which reflect changes in market prices and rates, can be found in Note 24, “Fair Value of Financial Instruments” in the Corporation’s 2003 Annual Report on pages 105-107.

Market Risk Management – Trading Activities

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

Value-At-Risk

For trading portfolios, value-at-risk measures the maximum fair value the Corporation could be reasonably expected to lose on a trading position, given a specified confidence level and time horizon. Value-at-risk limits and exposure are monitored daily for each significant trading portfolio. Value-at-risk is not reported here for credit derivatives used to hedge specific credits in the loan portfolio. However, stress testing is regularly performed for these credit derivative positions. See discussion of credit derivatives under the “Trading Derivative Instruments” section in the Corporation’s 2003 Annual Report on page 71. Value-at-risk was calculated for derivatives considered to be part of the trading portfolio. Value-at-risk calculations do not include the principal investments portfolio, which is carried at fair value with realized and unrealized gains and losses reported in income. However, foreign exchange exposures that arise from the principal investments portfolio are included in the value-at-risk calculations.

The Corporation applies statistical variance-covariance and historical simulation models to its portfolios of cash and derivative positions, including options, to calculate value-at-risk. The variance-covariance model estimates the volatility of returns on individual assets, as well as the correlation of changes of asset price pairs, then computes the volatility of changes in the market values of the portfolios (i.e., the value-at-risk results) by applying each portfolio’s statistical sensitivities to the correlations. The historical simulation model calculates the value of a portfolio under many daily historical market scenarios and estimates the value-at-risk based on the volatility of those portfolio values. Historical observations of market variables span one year for interest rate and FX markets and two years for credit, equity, and commodity markets.

The Corporation’s value-at-risk calculations measure potential losses in fair value using a 99% confidence level and a one-day time horizon. This equates to 2.33 standard deviations from the mean under a normal distribution. This means that, on average, daily profits and losses are expected to exceed value-at-risk one out of every one hundred overnight trading days.

The value-at-risk in the Corporation’s trading portfolio was as follows (excluding credit derivatives used to hedge specific credits in the loan portfolio with a net notional amount of $2.9 billion and $3.2 billion at March 31, 2004 and December 31, 2003, respectively):

	First Quarter 2004
(In millions)	March 31, 2004	Average	High (2)	Low (2)	December 31, 2003
High Volume Capital Markets Trading
Portfolios and Mortgage Pipeline (1)
Risk type:
Interest rate	$3	$3	$5	$2	$3
Credit spread	6	6	8	5	$6
Commodity price	—	—	—	—	—
Currency exchange rate	—	1	3	—	1
Equity	1	1	1	1	1
Diversification benefit	—	(1)	N/A	N/A	—

Total	10	10	10	10	11
Other Trading Portfolios
Risk type:
Interest rate	8	8	8	7	7
Currency exchange rate	2	5	11	2	9

Aggregate trading portfolio market risk	$20	$23	$29	$19	$27

(1)	Subject to backtesting.

(2)	High and low values may not total since values for individual risk types may be from different dates.

Interest rate risk was the predominant type of market risk to which the Corporation was exposed during the first quarter of 2004. At March 31, 2004, approximately 55% of primary market risk exposures were related to interest rate risk. Approximately 30% of the market risk exposures were related to credit spread risk. Currency exchange rate risk accounted for 10% and equity risk accounted for 5% of primary market risk exposures. Commodity risk exposure was immaterial at quarter-end. This is the first quarter where credit spread risk has been broken out individually; it was previously included with interest rate risk.

At March 31, 2004, aggregate portfolio market risk exposures were 25% lower than at year-end 2003. The decrease in exposure is primarily due to the reduction of currency risk associated with G-7 government bonds in the investment portfolio. As of March 26, 2004, all foreign exchange exposures in the foreign bond program were reduced to zero.

Value-at-risk levels are regularly backtested to validate the model by comparing predictions with actual results. For the three months ended March 31, 2004, backtesting results for the high volume capital markets portfolios and the mortgage pipeline appear in the following graph:

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

Market Risk Management – Non-Trading Activities

Interest rate risk exposure in the Corporation’s core non-trading business activities (i.e., asset/liability management (“ALM”) position) is a result of reprice, option, and basis risks associated with on- and off-balance sheet positions. Reprice risk represents timing mismatches in the Corporation’s ability to alter contractual rates earned on financial assets or paid on liabilities in response to changes in market interest rates. Basis risk refers to the potential for change in the underlying relationship between market rates or indices, which subsequently result in a narrowing of the spread earned on a loan or investment relative to its cost of funds. Option risk arises from “embedded options” present in many financial instruments such as interest rate options, loan prepayment options and deposit early withdrawal options. These provide customers and investors opportunities to take advantage of directional changes in rates, which could have an adverse impact on the Corporation’s margin performance. Embedded options are complex risk positions that are difficult to predict and offset, and are a significant component of the interest rate risk exposure for the Corporation.

Based on immediate parallel shocks, the Corporation’s earnings-at-risk to rising interest rates, versus base-case, has improved. The Corporation’s 12-month pretax earnings sensitivity profile was as follows:

	Immediate Change in Rates
(In millions)	+200 bp	+100 bp	-50 bp
March 31, 2004	$219	$234	$(161)
December 31, 2003	35	124	(172)
March 31, 2003	281	242	(227)

At March 31, 2004, given the current interest rate environment, a –100 bp interest rate change could result in negative or near zero interest rates, as a result the –100 bp change has not been included.

The interest rate risk position reflects management’s desire to maintain a defensive bias against an increase in interest rates. The increase in measured benefit from rising interest rates relative to year-end is a result of the decline in long-term rates.

CREDIT PORTFOLIO COMPOSITION

Selected Statistical Information

The significant components of credit risk and the related ratios for the periods indicated were as follows:

(Dollars in millions)	March 31 2004	December 31 2003	September 30 2003	June 30 2003	March 31 2003
Loans (1)	$137,529	$138,147	$141,710	$144,583	$144,747
Average loans (1)	138,652	139,741	144,162	144,635	146,419
Nonperforming loans (2)	1,801	2,200	2,707	3,062	3,199
Other, including other real estate owned (“OREO”)	156	195	214	245	254

Nonperforming assets	1,957	2,395	2,921	3,307	3,453
Allowance for loan losses - period-end	3,323	3,472	3,907	3,962	3,926
Allowance for credit losses - period-end (3)	3,831	3,962	4,374	4,498	4,526
Net charge-offs	272	1,084	540	489	495
Nonperforming assets to related assets (3)	1.42%	1.73%	2.06%	2.28%	2.38%
Allowance for loan losses to period-end loans	2.63	2.75	2.98	2.95	2.87
Allowance for loan losses to nonperforming loans (2)	205	178	145	130	124
Allowance for credit losses to period-end loans (3)	3.03	3.14	3.34	3.35	3.31
Allowance for credit losses to nonperforming loans (2)(3)	237	203	162	147	142
Annualized net charge-offs to average loans	0.78	3.11	1.50	1.35	1.35
Allowance for loan losses to annualized net charge-offs	3.05	0.80	1.81	2.03	1.98

(1)	Includes loans held for sale of $11.1 billion, $12.0 billion, $10.7 billion, $10.2 billion and $7.9 billion at March 31, 2004, December 31, 2003, September 30, 2003, June 30, 2003 and March 31, 2003 respectively. These amounts are not included in allowance coverage statistics.

(2)	Nonperforming loans include loans held for sale of $183 million, $244 million, $10 million, $11 million and $22 million at March 31, 2004, December 31, 2003, September 30, 2003, June 30, 2003 and March 31, 2003, respectively. These amounts are not included in allowance coverage statistics.

(3)	Related assets consist of loans outstanding, including loans held for sale, and other real estate owned.

Loan Composition

The Corporation’s loan portfolios at the periods indicated were as follows:

	March 31, 2004		December 31, 2003		September 30, 2003		June 30, 2003		March 31, 2003
(Dollars in millions)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Retail:
Small business commercial	$10,387	8%	$10,216	8%	$10,122	7%	$10,050	7%	$9,946	7%
Home equity	27,685	20	26,432	19	25,252	18	23,863	16	21,688	15
Vehicle	13,548	10	13,571	10	13,841	10	13,873	10	14,223	10
Other personal	6,006	4	6,016	4	6,199	4	5,919	4	6,378	4

Total Retail	57,626	42	56,235	41	55,414	39	53,705	37	52,235	36
Commercial Banking:
Corporate banking:
Commercial and industrial	12,221	9	13,213	10	13,956	10	15,309	11	16,679	12
Commercial real estate	9,106	7	8,818	6	8,487	6	8,228	6	8,414	6
Lease financing	4,131	3	4,151	3	4,145	3	4,177	3	4,250	3
Other	377	—	941	1	787	1	1,605	—	580	—

Total corporate banking	25,835	19	27,123	20	27,375	20	29,319	20	29,923	21
Middle market:
Commercial and industrial	24,071	17	23,675	17	23,889	17	25,346	18	26,199	18
Commercial real estate	1,922	1	1,993	1	2,028	1	2,128	1	2,150	1
Lease financing	775	1	820	1	869	1	923	1	943	1
Other	58	—	141	—	332	—	59	—	269	—

Total middle market	26,826	19	26,629	19	27,118	19	28,456	20	29,561	20

Total Commercial Banking	52,661	38	53,752	39	54,493	39	57,775	40	59,484	41
Card Services	12,464	9	12,035	9	14,178	10	14,090	10	12,387	9
Investment Management Group	7,606	6	7,380	5	7,155	5	6,579	5	6,663	5
Corporate	7,172	5	8,745	6	10,470	7	12,434	8	13,978	9

Total	$137,529	100%	$138,147	100%	$141,710	100%	$144,583	100%	$144,747	100%

Loans held for sale, which are classified as loans, are carried at lower of cost or fair value and totaled $11.1 billion, $12.0 billion, $10.7 billion, $10.2 billion and $7.9 billion at March 31, 2004, December 31, 2003, September 30, 2003, June 30, 2003, and March 31, 2003, respectively. At March 31, 2004, loans held for sale included Card Services loans of $5.4 billion, Commercial Banking loans of $497 million and other consumer loans of $5.2 billion.

Credit Card Receivables

The Corporation manages its Card Services operations on a managed basis because the receivables that are securitized are subject to underwriting standards comparable to the owned portfolio and are serviced by operating personnel without regard to ownership. As a result, the Corporation reports credit card receivables for the Card Services line of business on both a reported basis and managed basis. Reported credit card receivables include those receivables held in portfolio or for sale and reported on the balance sheet as total owned loans. Managed credit card receivables include reported credit card receivables and credit card receivables which have been transferred to a trust and transformed into investments (seller’s interest) or subsequently sold to investors. The Corporation believes it is more meaningful to analyze credit performance on a managed basis since the on-balance sheet portfolio has a greater percentage of new originations and, therefore, is less seasoned.

The following table highlights the Card Services line of business asset quality on both a reported basis and managed basis (Non-GAAP) for the periods presented:

	March 31, 2004		December 31, 2003		March 31, 2003
(Dollars in millions)	Reported	Managed (Non-GAAP)	Reported	Managed (Non-GAAP)	Reported	Managed (Non-GAAP)
For the period ended:
Total average credit card loans	$12,353	$74,634	$13,516	$74,590	$12,364	$73,384
Net charge-offs	131	999	153	1,013	161	971
Net charge-off ratio	4.24%	5.35%	4.62%	5.43%	5.24%	5.29%
At period-end:
Total ending credit card loans	$12,464	$74,218	$12,035	$76,328	$12,387	$72,848
Delinquency ratios:
30+ days	3.05%	3.75%	3.31%	3.90%	2.81%	4.08%
90+ days	1.46	1.82	1.55	1.85	1.30	1.88

The managed net charge-off ratio increased to 5.35% in 2004 from 5.29% in 2003. The 30-day managed delinquency ratio decreased to 3.75% from 3.90% at December 31, 2003. The reported net charge-off ratio was 4.24%, down from 5.24% in the prior year. The 30-day reported delinquency ratio increased to 3.05% from 3.31% at December 31, 2003. Card Services credit quality has remained strong reflecting management’s continued emphasis on prudent credit risk management including disciplined underwriting and account management practices targeted to the prime and super prime credit scores. Credit risk management tools used to manage the level and volatility of losses for credit card accounts have been continually updated, and, where appropriate, these tools were adjusted to reduce credit risk. The credit card portfolio also has national geographic diversification.

Future charge-offs in the credit card portfolio and overall credit quality are subject to uncertainties, which may cause actual results to differ from current and historic performance. This could include the direction and level of loan delinquencies, changes in consumer behavior, bankruptcy trends, portfolio seasoning, interest rate movements and portfolio mix, among other things. While current economic and credit data suggests that consumer credit quality will not significantly deteriorate, significant deterioration in the general economy could materially change these expectations.

Commercial and Industrial Loans

At March 31, 2004, commercial and industrial loans totaled $36.3 billion, which represented 69% of the Commercial Banking loan portfolio.

The more significant borrower industry concentrations of the Commercial Banking commercial and industrial portfolio for the periods indicated were as follows:

	March 31, 2004		December 31, 2003
(Dollars in millions)	Outstanding	Percent	Outstanding	Percent
Motor vehicles and parts/auto related	$4,065	11.2%	$3,798	10.3%
Wholesale trade	3,122	8.6	3,048	8.3
Business finance and leasing	2,335	6.4	2,058	5.6
Oil and gas	2,242	6.2	2,518	6.8
Government and not-for-profit	2,164	6.0	2,170	5.9
Other (1)	22,364	61.6	23,296	63.1

Total	$36,292	100%	$36,888	100%

(1)	Presented for informational purposes and includes 31 industry concentrations.

Commercial Real Estate

Commercial real estate loans represent credit extended for real estate related purposes to borrowers or counterparties who are primarily in the real estate development or investment business and for which the primary source of repayment of the loan is from the sale, lease, rental, management, operations or refinancing of the property. At March 31, 2004, commercial real estate loans totaled $11 billion, which represented 21% of the Commercial Banking portfolio.

Commercial real estate lending is conducted in several lines of business with the majority of these loans originated by corporate banking primarily through its specialized National Commercial Real Estate Group. This group’s focus is lending to targeted regional and national real estate developers and homebuilders. As of March 31, 2004, National Commercial Real Estate Group’s loan outstandings totaled $9.1 billion, or 83% of the commercial real estate portfolio.

The commercial real estate loan portfolio by both collateral location and property type for the periods indicated were as follows:

	March 31, 2004		December 31, 2003
(Dollars in millions)	Amount	Percent of Portfolio	Amount	Percent of Portfolio
By Collateral Location:
California	$1,204	11%	$1,170	11%
Michigan	924	8	895	8
Texas	907	8	888	8
Illinois	882	8	903	8
Ohio	752	7	745	7
Arizona	612	6	625	6
Louisiana	358	3	324	3
Kentucky	310	3	331	3
Indiana	309	3	295	3
Colorado	257	2	276	3
Other areas	1,392	13	1,408	13
Unsecured	1,859	17	1,843	17
Secured by other than commercial real estate	1,262	11	1,108	10

Total	$11,028	100%	$10,811	100%

By Property Type:
Office	$1,816	16%	$1,879	17%
Apartment	1,767	16	1,627	15
Retail	1,724	16	1,755	16
Single family residential development	1,626	15	1,428	13
Industrial/warehouse	1,306	12	1,258	12
Residential lots	611	6	570	5
Hotels	377	3	404	4
Other commercial income producing	1,666	15	1,727	16
Other residential
developments	135	1	163	2

Total	$11,028	100%	$10,811	100%

ASSET QUALITY

Nonperforming Assets

The Corporation places loans on nonaccrual status as follows:

•	Retail consumer loans are placed on nonaccrual status when the collection of contractual principal or interest becomes 90 days past due. Accrued but uncollected interest and fee income are reversed and charged against interest income when the consumer loan is placed on nonaccrual status. Subsequent cash collections are recognized as interest income unless the consumer loan is subsequently charged-off, in which case cash collections are recognized as recoveries.

•	Commercial Banking and Retail small business commercial loans are placed on nonaccrual status when the collection of contractual principal or interest is deemed doubtful, or it becomes 90 days or more past due and is not both well-secured and in the process of collection. Accrued but uncollected interest and fee income are reversed and charged against interest income when placed on nonaccrual status. Cash interest payments received are recognized either as interest income or as a reduction of principal when collection of principal is doubtful. The loan is returned to accrual status only when all of the principal and interest amounts contractually due are well secured and in the process of collection and when the borrower has demonstrated payment performance.

•	Credit card receivables are not placed on nonaccrual status. However, a reserve is established for the amount of accrued finance charges and fees which are deemed uncollectible.

The Corporation’s nonperforming assets were as follows:

(Dollars in millions)	March 31 2004	December 31 2003	September 30 2003	June 30 2003	March 31 2003
Nonperforming loans:
Retail	$504	$540	$573	$570	$558
Commercial Banking:
Corporate banking	236	321	526	705	814
Middle market banking	584	715	861	988	947

Total Commercial Banking	820	1,036	1,387	1,693	1,761
IMG	44	42	74	80	81
Corporate	433	582	673	719	799

Total nonperforming loans (1)	1,801	2,200	2,707	3,062	3,199
Other, including other real estate owned	156	195	214	245	254

Total nonperforming assets	$1,957	$2,395	$2,921	$3,307	$3,453

Nonperforming assets to related assets (2)	1.42%	1.73%	2.06%	2.28%	2.38%
Loans 90-days or more past due and accruing interest:
Card Services	$182	$186	$252	$209	$161

Total loans	$182	$186	$252	$209	$161

(1)	Nonperforming loans include loans held for sale of $183 million, $244 million, $10 million, $11 million and $22 million at March 31, 2004, December 31, 2003, September 30, 2003, June 30, 2003 and March 31, 2003, respectively.

(2)	Related assets consist of loans outstanding, including loans held for sale, and other real estate owned.

Credit quality improved during the first quarter as nonperforming assets declined $438 million from the prior quarter. In Commercial Banking, nonperforming loans declined $216 million from the prior quarter. This decline was a result of both an improving economic environment and risk management actions, including loan sales and management of individual credits, which has led to pay-offs, pay-downs and restructurings.

Nonperforming loans within Retail at March 31, 2004 were $504 million, a decrease of $36 million from the prior quarter. The decrease occurred in the real estate, auto and small business portfolios. Corporate line of business nonperforming loans at March 31, 2004 totaled $433 million, down from $582 million at year-end. The decrease occurred primarily in the non-core home equity portfolio.

Charge-offs

The Corporation records charge-offs as follows:

•	Commercial loans are charged-off in the reporting period in which either an event occurs that confirms the existence of a loss or it is determined that a loan or a portion of a loan is uncollectible.

•	A credit card loan is charged-off in the month it becomes contractually 180 days past due and remains unpaid at the end of that month, or 60 days after notification of bankruptcy or death. Interest on credit card loans is accrued until the loan is charged-off. The Corporation maintains a reserve for the portion of interest and fees that it deems uncollectible. At the time of charge-off, accrued but uncollected finance charges and fee income are reversed and charged against this reserve while the principal component of the credit card loan is charged against the allowance for loan loss. Subsequent cash collections of previously charged-off principal balances are recorded as recoveries. Recoveries of previously charged-off interest and fees are recorded as interest income.

•	Retail loans are generally charged-off following a delinquency period of 120 days, or within 60 days for unsecured Retail loans after receipt of notification in case of bankruptcy. Closed-end consumer loans, such as auto loans and leases and home mortgage loans, are typically written down to the extent of loss after considering the net realizable value of the collateral.

The timing and amount of the charge-off on consumer loans will depend on the type of loan, giving consideration to available collateral, as well as the circumstances giving rise to the delinquency. The Corporation adheres to uniform guidelines published by the Federal Financial Institutions Examination Council in charging off consumer loans.

The Corporation’s net charge-offs (recoveries) for the quarterly periods indicated were as follows:

	March 31, 2004			December 31, 2003			September 30, 2003
(Dollars in millions)	Net charge- offs	Average balance	Annualized net charge off rate	Net charge- offs	Average balance	Annualized net charge- off rate	Net charge- offs	Average balance	Annualized net charge- off rate
Retail	$95	$57,260	0.66%	$148	$55,599	1.06%	$144	$54,734	1.05%
Commercial Banking:
Corporate banking	(19)	26,756	(0.28)	28	27,043	0.41	56	27,544	0.81
Middle market banking	11	26,565	0.17	38	26,591	0.57	43	27,546	0.62

Total Commercial Banking	(8)	53,321	(0.06)	66	53,634	0.49	99	55,090	0.72
Card Services	131	12,353	4.24	153	13,516	4.62 (1)	211	16,441	5.13
Investment Management Group	(2)	7,401	(0.11)	—	7,229	—	4	6,665	0.24
Corporate	56	8,317	2.69	717	9,763	29.38	82	11,232	2.92

Total	$272	$138,652	0.78%	$1,084	$139,741	3.11%	$540	$144,162	1.50%

				June 30, 2003			March 31, 2003
(Dollars in millions)				Net charge- offs	Average balance	Annualized Net charge- off rate	Net charge- offs	Average balance	Annualized Net charge- off rate
Retail				$113	$52,893	0.85%	$102	$52,610	0.78%
Commercial Banking:
Corporate banking				63	29,222	0.86	81	30,432	1.06
Middle market banking				42	28,824	0.58	47	29,551	0.64

Total Commercial
Banking				105	58,046	0.72	128	59,983	0.85
Card Services				182	14,090	5.17	161	12,364	5.24
Investment Management Group				6	6,590	0.36	2	6,744	0.12
Corporate				83	13,016	2.55	102	14,718	2.77

Total				$489	$144,635	1.35%	$495	$146,419	1.35%

(1)	Includes net charge-offs related to held for sale loans of $3 million which are recorded in noninterest income.

Net charge-offs for the first quarter 2004 totaled $272 million, down from $495 million a year ago. Net charge-offs decreased $812 million from the prior quarter, which included the $652 million of write-downs taken on home equity loans transferred to held for sale in the non-core portfolio. Decreases in net charge-offs and net charge-off rates were realized in all lines of business, reflecting prudent underwriting and portfolio management practices combined with a generally improving economic environment.

Retail net charge-offs for the first quarter for 2004 totaled $95 million, down from $102 million a year ago. Retail net charge-offs decreased $53 million from the prior quarter due to credit quality improvements across all major loan portfolios as well as the absence of various writedowns in other personal loans.

Commercial Banking had net recoveries in the first quarter of 2004 totaling $8 million, compared to $128 million and $66 million of net charge-offs a year ago and in the fourth quarter of 2003, respectively, reflecting both an improving economic environment and the continuing impact of risk management actions.

Card Services net charge-offs for the first quarter 2004 totaled $131 million, down from $161 million a year ago and $153 million in the fourth quarter of 2003.

Corporate net charge-offs for the first quarter 2004 totaled $56 million, down from $102 million a year ago. The decrease is primarily attributed to reduced average balances resulting from the continued liquidation of the non-core portfolios. Corporate net charge-offs in the fourth quarter of 2003 totaled $717 million and included the $652 million of write-downs taken on the home equity loans transferred to held for sale in the non-core portfolio.

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

Loan Sales

A summary of the Corporation’s Commercial Banking loan sales, excluding trading, syndications, syndication-related activity and trade finance transactions, for the quarters indicated were as follows:

(In millions)	March 31 2004	December 31 2003	September 30 2003	June 30 2003	March 31 2003
Loans sold and loans transferred to loans held for sale:
Nonperforming loans	$55	$36	$132	$28	$75
Other loans with credit related losses	59	241	121	217	84
Other loans	128	105	4	41	73

Total	$242	$382	$257	$286	$232

Impact of sales, transfers to loans held for sale and valuation adjustments on held for sale:
Charge-offs on loans sold and transferred to held for sale:
Nonperforming loans	$7	$3	$22	$1	$10
Other loans with credit related losses	1	6	11	21	10

Total charge-offs to allowance	8	9	33	22	20
Gains on loans sold and held for sale	(14)	(34)	(25)	(14)	(8)

Total	$(6)	$(25)	$8	$8	$12

The Corporation sells Commercial Banking loans in the normal course of its business activities and as one alternative to manage credit risk. These loans are subject to the Corporation’s overall risk management practices. When a loan is sold or transferred to held for sale, any loss is evaluated to determine whether it resulted from credit deterioration or other conditions. Based upon this evaluation, losses resulting from credit deterioration are recorded as charge-offs. Losses or gains deemed to be from other than credit deterioration are recorded as losses or gains on sale in noninterest income. Subsequent writedowns in fair value on loans held for sale are reflected in other noninterest income.

Loans classified as held for sale are carried at the lower of cost or market value. Accordingly, these loans are no longer included in the evaluation of the adequacy of the allowance for credit losses.

ALLOWANCE FOR LOAN AND CREDIT LOSSES

The allowance for credit losses is maintained at a level that in management’s judgment is adequate to provide for estimated probable credit losses inherent in various on- and off-balance sheet financial instruments. This process includes deriving probable loss estimates based on historical loss ratios, portfolio stress testing and management’s judgment. For further discussion on determining the allowance for loan and credit losses, see “Allowance for Loan and Credit Losses” beginning on page 67 in the Corporation’s 2003 Annual Report.

The changes in the Corporation’s allowance for loan losses for the quarters indicated were as follows:

(In millions)	March 31 2004	December 31 2003	September 30 2003	June 30 2003	March 31 2003
Balance, beginning of period	$3,472	$3,907	$3,962	$3,926	$3,923
Charge-offs:
Retail:
Small business commercial	13	23	19	21	18
Home equity	27	29	52	32	29
Vehicle	68	80	68	62	61
Other personal	27	47	33	28	29

Total Retail	135	179	172	143	137

Commercial Banking:
Corporate banking:
Commercial and industrial	8	46	67	75	55
Commercial real estate	—	4	3	3	6
Lease financing	1	7	6	4	40

Total corporate banking	9	57	76	82	101
Middle market:
Commercial and industrial	27	65	49	78	65
Commercial real estate	—	2	5	3	3
Lease financing	3	2	4	2	1

Total middle market	30	69	58	83	69

Total Commercial Banking	39	126	134	165	170
Card Services	143	168	234	208	175
Investment Management Group	1	6	9	8	3
Corporate	67	727	93	94	112

Total charge-offs	$385	$1,206	$642	$618	$597

Recoveries:
Retail:
Small business commercial	$4	$6	$5	$5	$7
Home equity	7	5	5	5	3
Vehicle	15	13	12	16	14
Other personal	14	7	6	4	11

Total Retail	40	31	28	30	35

Commercial Banking:
Corporate banking:
Commercial and industrial	17	26	17	17	20
Commercial real estate	2	3	2	1	—
Lease financing	9	—	1	1	—

Total corporate banking	28	29	20	19	20
Middle market:
Commercial and industrial	18	30	14	39	20
Commercial real estate	1	—	—	1	1
Lease financing	—	1	1	1	1

Total middle market	19	31	15	41	22

Total Commercial Banking	47	60	35	60	42
Card Services	12	15	23	26	14
Investment Management Group	3	6	5	2	1
Corporate	11	10	11	11	10

Total recoveries	113	122	102	129	102

Net charge-offs (recoveries):
Retail	95	148	144	113	102
Commercial Banking	(8)	66	99	105	128
Card Services	131	153	211	182	161
IMG	(2)	—	4	6	2
Corporate	56	717	82	83	102

Total net charge-offs	272	1,084	540	489	495

Provision for loan losses	123	649	485	525	498

Balance, end of period	$3,323	$3,472	$3,907	$3,962	$3,926

The changes in the Corporation’s reserve for unfunded commitments for the quarters indicated were as follows:

For the period ended: (In millions)	March 31 2004	December 31 2003	September 30 2003	June 30 2003	March 31 2003
Balance, beginning of period	$490	$467	$536	$600	$602
Provision for credit losses	18	23	(69)	(64)	(2)

Balance, end of period	$508	$490	$467	$536	$600

Composition of Allowance for Loan Losses

While the allowance for loan losses is available to absorb losses in the entire portfolio, the allowance for loan losses determined separately for each line of business as of the dates indicated were as follows:

	March 31, 2004		December 31, 2003		September 30, 2003		June 30, 2003		March 31, 2003
(Dollars in millions)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Retail	$690	21%	$677	20%	$683	18%	$688	17%	$693	18%
Commercial Banking:
Corporate banking	887	27	1,012	29	1,185	30	1,265	32	1,355	35
Middle market	1,084	32	1,149	33	1,174	30	1,175	30	1,117	28

Total Commercial Banking	1,971	59	2,161	62	2,359	60	2,440	62	2,472	63
Card Services	486	15	446	13	431	11	396	10	396	10
Investment Management Group	38	1	40	1	40	1	40	1	40	1
Corporate	138	4	148	4	394	10	398	10	325	8

Total	$3,323	100%	$3,472	100%	$3,907	100%	$3,962	100%	$3,926	100%

Components of Allowance for Credit Losses

The Corporation determines allowance for credit losses levels based upon the probable losses in the credit portfolios. Several methodologies are employed for estimating probable losses. A detailed discussion of the process is presented in the Corporation’s 2003 Annual Report beginning on page 55.

The allowance for credit losses of $3.8 billion is comprised of an allowance for loan losses of $3.3 billion and a reserve for unfunded commitments and standby letters of credit of $0.5 billion.

The table below presents the components of the probable loan loss estimate as of the dates indicated:

(In millions)	March 31 2004	December 31 2003	September 30 2003	June 30 2003	March 31 2003
Asset specific	$250	$305	$402	$521	$591
Expected loss	1,712	1,793	2,219	2,331	2,441
Stress	1,361	1,374	1,286	1,110	894

Total components (1)	$3,323	$3,472	$3,907	$3,962	$3,926

(1)	The underlying assumptions, estimates and assessments made by management to determine the components of the allowance for credit losses are continually evaluated by management and updated to reflect management’s judgments regarding economic conditions and various relevant factors impacting credit quality and inherent losses.

The allowance for loan losses at March 31, 2004 totaled $3.3 billion compared to $3.5 billion at December 31, 2003. The allowance for loan losses at March 31, 2004 represented 2.63% of period-end loans and 205% of nonperforming loans, compared to 2.75% and 178%, respectively, at December 31, 2003. The asset-specific and expected loss components of the allowance for credit losses decreased from December 31, 2003 reflecting improvement in credit quality. The stress component represents management’s estimate of probable loss inherent in the portfolio from the overall economic environment. Despite reductions in the asset specific and expected loss components of the allowance for loan losses, the stress component was relatively unchanged reflecting management’s concern over the impact of the competitive environment on recent originations and continued uncertainty existing in the economic and geopolitical environment. The reserve for credit losses related to unfunded commitments and standby letters of credit was $508 million and $490 million at March 31, 2004 and December 31, 2003, respectively.

DERIVATIVE FINANCIAL INSTRUMENTS

In the normal course of business, the Corporation uses a variety of derivative financial instruments in its trading activity, asset and liability management, to a lesser extent in its mortgage operations, and to manage certain currency translation exposures of foreign entities. These instruments include interest rate, currency, equity and commodity swaps, forwards, spot, futures, options, caps, floors, forward rate agreements, credit derivatives and other conditional or exchange contracts, and include both exchange-traded and over-the-counter contracts. A detailed discussion of accounting policies for trading and hedging derivative instruments is presented in the Corporation’s 2003 Annual Report beginning on page 71.

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

The Corporation also uses credit derivatives (primarily single name credit default swaps) and short bond positions, as protection against the deterioration of credit quality on commercial loans and loan commitments. The change in fair value of credit derivative instruments is included in trading results in the Corporation’s financial statements, while any credit assessment change in the underlying credit exposure is reflected in the allocated credit reserves. Credit derivatives purchased to economically hedge loans are not considered in the calculation of the allowance for loan losses. At March 31, 2004 and December 31, 2003, respectively, the net notional amount of credit derivatives associated with the Corporation’s commercial credit exposure risk management totaled $2.9 billion and $3.2 billion. The fair value of these credit derivatives was $(78.3) million and $(100.1) million as of March 31, 2004 and December 31, 2003. Trading gains and losses related to credit derivatives associated with the Corporation’s commercial credit exposure risk management were a gain of $8 million and a loss of $54 million for the first quarter of 2004 and 2003, respectively.

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

Cash Flow Hedges

Cash flow hedges primarily represent hedges of variable rate interest-bearing instruments. The effective portion of the change in fair value of the hedging derivative is recorded in Accumulated Other Adjustments to Stockholders’ Equity, which is reclassified into earnings in a manner consistent with the earnings pattern of the underlying hedged instrument or transaction. At March 31, 2004, the projected total amount of such reclassification into earnings over the next twelve months would be a decrease in net interest income of $232 million after-tax ($364 million pretax). This decrease, along with the contractual interest on the underlying variable rate debt, achieves the overall intended result of converting the variable rate to a specified fixed rate and is included in the Corporation’s analysis of interest rate exposure. These projections involve the use of currently forecasted interest rates over the next twelve months. These rates, and the resulting classification into earnings, are subject to change. The maximum length of time for which exposure to the variability of future cash flows for forecasted transactions is hedged is 62 months. During the first quarter of 2004, a $15.0 million deferred loss was reclassified into earnings based on a determination that the full amount of hedged forecasted transaction was no longer expected to occur.

The amount of hedge ineffectiveness recognized for cash flow and fair value hedges for the three months ended March 31, 2004 was a gain of $5 million recognized in noninterest income. No component of a hedging derivative instrument’s gain or loss is excluded from the assessment of hedge effectiveness. The Corporation has no non-derivative instruments designated as hedges.

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

The impact of these master netting agreements for the periods indicated was as follows:

(In millions)	March 31 2004	December 31 2003
Gross replacement cost	$24,980	$23,436
Less: Adjustment due to master netting agreements	19,516	18,228

Balance sheet credit exposure	$5,464	$5,208

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

LOAN SECURITIZATIONS AND OFF-BALANCE SHEET ACTIVITIES

Loan Securitizations

Investors in the beneficial interests of the securitized loans have no recourse against the Corporation if cash flows generated from the securitized loans are inadequate to service the obligations of the qualified special purpose entity (“QSPE”) that issues the securitized loans. To help ensure that adequate funds are available in the event of a shortfall, the Corporation is required to deposit funds into cash spread accounts if the excess spread falls below certain minimum levels. Spread accounts are funded from excess spread that would normally be returned to the Corporation. In addition, various forms of other credit enhancements are provided to protect more senior investor interests from loss. Credit enhancements associated with credit card securitizations, such as cash collateral or spread accounts, totaled $137 million and $24 million at March 31, 2004 and December 31, 2003, respectively, and are classified on the balance sheet as other assets at amounts approximating fair value.

The following comprised the Corporation’s managed credit card loans for the periods indicated:

(In millions)	March 31 2004	December 31 2003
Owned credit card loans - held in portfolio	$7,069	$6,447
Owned credit card loans - held for sale	5,395	5,588
Seller’s interest in credit card loans and accrued interest receivable	27,485	27,193

Total credit card receivables reflected on balance sheet	39,949	39,228
Securities sold to investors and removed from balance sheet	34,269	37,100

Managed credit card loans	$74,218	$76,328

For further discussion of the Corporation’s loan securitization process and other related disclosures, see pages 73 and 92-94 of the Corporation’s 2003 Annual Report.

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

Credit-Related Financial Instruments

The Corporation provides customers with off-balance sheet credit support through loan commitments, standby letters of credit and guarantees, as well as commercial letters of credit. Summarized credit-related financial instruments at March 31, 2004 were as follows:

	Amount of Commitment Expiration Per Period
(In millions)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	Over 5 Years
Unused credit card lines	$352,433	$352,433	$—	$—	$—
Unused loan commitments	114,516	69,286	31,064	13,029	1,137
Standby letters of credit and foreign office guarantees	27,880	19,975	6,217	1,467	221
Commercial letters of credit	966	966	—	—	—

Since many of the unused commitments are expected to expire unused or be only partially used, the total amount of unused commitments in the preceding table does not necessarily represent future cash requirements.

Lease Commitments, Long-Term Debt and Other

The Corporation has entered into a number of long-term leasing arrangements of banking facilities to support the ongoing activities of the Corporation. The required payments under such commitments and long-term debt at March 31, 2004 were as follows:

(In millions)	2004	2005	2006	2007	2008	2009 and After	Total
Long-term debt, including capital lease obligations	$6,160	$8,304	$8,700	$6,249	$5,200	$10,699	$45,312
Operating lease obligations	174	248	209	186	172	943	1,932

Total	$6,334	$8,552	$8,909	$6,435	$5,372	$11,642	$47,244

Asset-Backed Finance Programs

The Corporation is an active participant in the asset-backed securities business where it helps meet customers’ financing needs by providing access to the commercial paper markets through variable interest entities, known as multi-seller conduits. These entities are separate bankruptcy-remote corporations in the business of purchasing interests in, and making loans secured by, receivables pools and other financial assets pursuant to agreements with customers. The entities fund their purchases and loans through the issuance of highly-rated commercial paper. The primary source of repayment of the commercial paper is the cash flow from the pools of assets. Investors in the commercial paper have no recourse to the general assets of the Corporation. Customers benefit from such structured financing transactions as these transactions provide an ongoing source of asset liquidity, access to the capital markets, and a potentially favorable cost of financing.

As of March 31, 2004, the Corporation administered multi-seller conduits with a total program limit of $70 billion and with $32 billion in commercial paper outstanding. The multi-seller conduits were rated at least A-1 by S&P, P-1 by Moody’s and F1 by Fitch.

These multi-seller conduits are a type of variable interest entity (“VIE”), as defined by FIN No. 46. From the Corporation’s perspective, these entities had historically met all of the requirements to be accounted for as independent entities, and, therefore had not been consolidated prior to the adoption of FIN No. 46 on December 31, 2003. Each of the multi-seller conduits administered by the Corporation has stand-alone financial statements, which are independently audited on an annual basis.

As administrator of the multi-seller conduits, the Corporation provides transaction origination services, asset portfolio monitoring, treasury and financial administration services for these entities. The Corporation structures financing transactions for customers such that the receivables and other financial instruments financed through the multi-seller conduits are appropriately diversified and credit enhanced to support the conduits’ commercial paper issuances. The Corporation does not service these assets and does not transfer its own receivables or other financial instruments into the multi-seller conduits it administers. Each conduit has program documents and investment policies, which govern the types of assets and structures permitted by the conduit. The mix of assets is principally trade receivables, auto loans and leases and credit card receivables, although one conduit has publicly-rated marketable investment securities.

The commercial paper issued by the conduits is supported by a deal specific credit enhancement, which is generally structured to cover more than the expected losses on the pool of assets. The deal-specific credit enhancement is typically in the form of over-collateralization, but may also include any combination of the following: recourse to the seller or originator, cash collateral accounts, letters of credit, excess spread, retention of subordinated interests or third-party guarantees. In a limited number of cases, the Corporation provides the deal-specific credit enhancement as a financial arrangement for the customer. As of March 31, 2004 and December 31, 2003, the Corporation provided such deal-specific enhancements to customers in the form of subordinated interests totaling $232 million and $199 million, respectively. These subordinated interest positions were included in interests in purchased receivables and loans on the Corporation’s balance sheets as of March 31, 2004 and December 31, 2003.

For three of the multi-seller conduits, the commercial paper investors have access to a second loss credit protection in the form of program-wide credit enhancement. The program-wide credit enhancement consists of unfunded letters of credit from the Corporation and a surety bond from an AAA rated monoline insurance company. The unfunded letters of credit from the Corporation to these conduits totaled $1.1 billion as of March 31, 2004 and December 31, 2003. One conduit has only deal specific credit enhancements provided by other financial institutions.

As a means of ensuring timely repayment of the commercial paper, each asset pool financed by the conduits has a minimum of 100% deal-specific liquidity facility associated with it. In the unlikely event of a disruption in the commercial paper market or in the event an asset pool is removed from the conduit, the administrator can draw on the liquidity facility to repay the maturing commercial paper. The liquidity facilities are typically in the form of asset purchase agreements and are generally structured such that the bank liquidity is provided by purchasing, or lending against, a pool of non-defaulted, performing assets. Additionally, program-wide liquidity facilities and lines of credit are provided by the Corporation and other financial institutions to the multi-seller conduits to facilitate access to the commercial paper markets.

The following table summarizes the total amount of deal-specific and program-wide liquidity facilities, as well as the share of these facilities provided by the Corporation, of the multi-seller conduits for the periods indicated:

	March 31, 2004			December 31, 2003
(Dollars in billions)	Total Liquidity Facility	Liquidity Facility provided by the Corporation	Percent	Total Liquidity Facility	Liquidity Facility provided by the Corporation	Percent
Total multi-seller conduits	$49.8	$45.2	91%	$48.1	$43.3	90%

The Corporation also provides deal-specific and program-wide liquidity facilities to conduits administered by other financial institutions totaling approximately $3.5 billion as of March 31, 2004.

Effective December 31, 2003, the Corporation consolidated $39.6 billion of incremental assets and liabilities related to its asset-backed conduits and investment vehicle as a result of implementing certain requirements of FIN No. 46, which appear in the Commercial Banking line of business. Net revenue earned related to these assets was previously reported primarily as noninterest income. Consolidation had relatively no impact on net income; however, net interest income increased by $14 million and noninterest income decreased by $10 million. Investors in the consolidated multi-seller conduits and the investment vehicle have no recourse to the general assets of the Corporation.

During 2003, banking regulators issued interim regulations that provide risk-based capital relief for certain assets consolidated under FIN No. 46. Such interim regulations issued by the banking regulators have been extended through July 1, 2004. The adoption of certain requirements of FIN No. 46, therefore, did not have a material impact on Tier 1 or Total Capital ratios. Excluding the impact of this consolidation, the leverage ratio and tangible common equity/tangible managed assets would have been 9.2% and 7.0%, respectively.

Principal Investments and Joint Ventures

In the normal course of business, the Corporation invests in principal investments, comprised of direct and indirect investments in private equity, venture capital and other equity and debt assets. The investment strategy for the portfolio, primarily executed by One Equity Partners (a wholly-owned consolidated subsidiary), is to focus on direct investments in high potential entities. Investments made include interests in Howaldtswerke-Deutsche Werft (HDW), the global leader in the design and manufacture of non-nuclear submarines, and in Polaroid, a leader in the instant imaging industry. Unfunded commitments to fund principal investments at March 31, 2004 totaled $1.5 billion.

At March 31, 2004, the Corporation was not party to any material joint venture arrangements which were not consolidated.

Loans Sold with Recourse

The Corporation occasionally sells or securitizes loans with limited recourse. The amount of outstanding loans sold with recourse totaled $2.4 billion and $2.6 billion at March 31, 2004 and December 31, 2003, respectively. The recourse provisions require the Corporation to repurchase loans at par plus accrued interest upon a credit-related triggering event. Exposure to credit losses from these arrangements has been reduced with the purchase of credit insurance contracts that cover the majority of expected losses.

CAPITAL MANAGEMENT

The capital position of the Corporation is managed to achieve management’s external debt rating objectives, comply with regulatory requirements and reflect the underlying risks of the Corporation’s business activities. The Corporation employs an economic capital framework (described further on page 46) to facilitate a standard measure of risk and return across all business units, as well as to provide a measure of capital adequacy consistent with internal risk evaluation practices. This serves as the basis for capital planning and related management activities.

Selected Capital Ratios

The Corporation aims to maintain regulatory capital ratios, including those of the principal banking subsidiaries, in excess of the well-capitalized guidelines under federal banking regulations. The Corporation maintains a well-capitalized regulatory position.

The Corporation’s capital ratios were as follows:

	March 31 2004	December 31 2003	September 30 2003	June 30 2003	March 31 2003	Well-Capitalized Regulatory Guidelines
Risk-based capital ratios:
Tier 1	10.2%	10.0%	9.8%	9.7%	10.0%	6.0%
Total	13.8	13.7	13.5	13.6	13.8	10.0
Leverage ratio(1)	8.1	8.8	8.4	8.7	8.9	N/A
Common equity/assets	7.7	7.2	7.7	7.4	7.8	N/A
Tangible common equity/tangible reported assets	6.9	6.4	6.8	6.6	6.9	N/A
Tangible common equity/tangible managed assets	6.2	5.7	6.1	5.9	6.2	N/A
Double leverage ratio	99	103	108	106	107	N/A
Dividend payout ratio	41	30	30	29	30	N/A

(1)	The minimum regulatory guideline is 3%.

The components of the Corporation’s regulatory risk-based capital and risk-weighted assets were as follows:

(In millions)	March 31 2004	December 31 2003	September 30 2003	June 30 2003	March 31 2003
Regulatory risk-based capital:
Tier 1 capital	$25,462	$24,499	$23,708	$23,721	$23,832
Tier 2 capital	8,960	9,135	9,180	9,316	9,035

Total capital	34,422	33,634	32,888	33,037	32,867

Total risk-weighted assets	$249,747	$245,441	$243,130	$243,779	$238,529

In deriving Tier 1 and Total Capital, goodwill and other nonqualifying intangible assets were deducted for the periods indicated:

(In millions)	March 31 2004	December 31 2003	September 30 2003	June 30 2003	March 31 2003
Goodwill	$2,061	$2,061	$2,005	$1,893	$1,894
Other nonqualifying intangibles	281	290	302	303	239

Subtotal	2,342	2,351	2,307	2,196	2,133
Qualifying intangibles	436	468	502	474	402

Total intangibles	$2,778	$2,819	$2,809	$2,670	$2,535

The insurance subsidiaries of the Corporation are subject to Risk-Based Capital (“RBC”) guidelines as established by the National Association of Insurance Commissioners (“NAIC”). The RBC requirements establish minimum levels of capital to be maintained and are used by the NAIC and states to identify companies subject to remedial action. At March 31, 2004, the statutory capital of all insurance subsidiaries was in excess of amounts that would require regulatory action.

See pages 43-44 for a discussion of the impact of consolidation of certain multi-seller conduits to the Corporation’s risk-based capital ratios under FIN No. 46.

Dividend Policy

The Corporation’s common stock dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain an adequate capital level and alternative investment opportunities. The common stock dividend payout ratio is targeted in the range of 25% – 30% of earnings over time.

On April 20, 2004, the Corporation announced that if the merger closes before July 6, 2004, Bank One common stock shareholders will convert each share of Bank One stock into 1.32 shares of JPMorgan stock. The shareholders will then receive a dividend of $0.34 per share of JPMorgan common stock payable on July 31, 2004, to shareholders of record on July 6, 2004. If the merger does not close on or before July 6, 2004, owners of Bank One stock will receive a cash dividend of $0.44875 per share on outstanding common stock, payable July 31, 2004, to shareholders of record on July 6, 2004.

Double Leverage

Double leverage is the extent to which the Corporation’s resources are used to finance investments in subsidiaries. Double leverage was 99% and 103% at March 31, 2004 and December 31, 2003, respectively. Trust Preferred Capital Securities of $3.3 billion at March 31, 2004 and December 31, 2003, were included in capital for purposes of this calculation.

Stock Repurchase Program

On July 16, 2003, a $3.0 billion stock buyback program was approved and replaced amounts unused under the previous $2.0 billion program. The timing of the purchases and the exact number of shares to be purchased will depend on market conditions. The buyback program does not include specific price targets or timetables and may be suspended at any time. In the first quarter of 2004, the Corporation purchased more than 3 million shares of common stock at an average price of $51.72 per share.

The Corporation’s repurchases of equity securities were as follows:

	Total Shares Purchased	Average Price per Share	Aggregate Shares Purchased Under Repurchase Program	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)
January 1 - January 31	514,000	$44.98	15,430,200	47,175,801
February 1 - February 29	1,460,700	51.57	16,890,900	42,835,210
March 1 - March 31	1,807,500	53.76	18,698,400	40,628,763

Total	3,782,200

(1)	Amount presented represents the remaining dollar amount authorized under the stock repurchase program divided by the period end share price.

The Corporation’s stock repurchase program is an important element of its capital planning activities. Repurchases of shares can be an efficient and flexible use of capital. Given the Corporation’s level of excess capital during 2003 and the quarter ended March 31, 2004, the Corporation significantly increased its level of share repurchases.

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

The following principles are inherent in the capital allocation methodology employed:

•	An equal amount of capital is assigned for each measured unit of risk.

•	Risk is defined in terms of “unexpected” losses over the life of the exposure, measured at a confidence interval consistent with that level of capitalization necessary to achieve a targeted AA solvency standard. Unexpected losses are in excess of those normally incurred and for which reserves are maintained.

•	Business units are assessed a uniform charge against allotted capital, representing a target hurdle rate on equity investments. Returns on capital in excess of the hurdle rate contribute to increases in shareholder value.

CONSOLIDATED BALANCE SHEETS

Bank One Corporation and Subsidiaries

(Dollars in millions)	March 31 2004	December 31 2003
Assets
Cash and due from banks	$15,675	$17,089
Interest-bearing due from banks	4,780	3,093
Federal funds sold and securities purchased under resale agreements	10,129	15,551
Trading assets	8,721	11,584
Derivative product assets	5,464	5,208
Investment securities	86,884	84,951
Interests in purchased receivables	28,912	32,938
Loans(1)	137,529	138,147
Allowance for loan losses	(3,323)	(3,472)

Loans, net	134,206	134,675
Premises and equipment	3,061	2,960
Goodwill	2,061	2,061
Other intangible assets	717	758
Other assets	18,980	15,695

Total assets	$319,590	$326,563

Liabilities
Deposits:
Demand	$23,710	$24,485
Savings	103,671	99,175
Time:
Under $100,000	12,978	13,708
$100,000 and over	9,076	9,234
Foreign offices	16,505	18,019

Total deposits	165,940	164,621
Federal funds purchased and securities sold under repurchase agreements	14,803	20,573
Other short-term borrowings	41,042	47,740
Long-term debt	45,312	46,764
Insurance policy and claims reserves	6,783	6,713
Derivative product liabilities	4,244	4,050
Other liabilities	16,868	12,683

Total liabilities	294,992	303,144

Commitments and contingencies (see Notes 16 and 18)

Stockholders’ Equity
Common stock ($0.01 par value; authorized 4,000,000,000; issued 1,181,382,304)	12	12
Surplus	10,518	10,290
Retained earnings	16,242	15,514
Accumulated other adjustments to stockholders’ equity	340	127
Deferred compensation	(332)	(189)
Treasury stock, at cost (56,140,050 and 61,800,269 shares, respectively)	(2,182)	(2,335)

Total stockholders’ equity	24,598	23,419

Total liabilities and stockholders’ equity	$319,590	$326,563

(1)	Includes loans held for sale of $11.1 billion and $12.0 billion at March 31, 2004 and December 31, 2003, respectively.

The accompanying notes are an integral part of this statement.

C ONSOLIDATED INCOME STATEMENTS

Bank One Corporation and Subsidiaries

	Three Months Ended March 31
(In millions, except per share data)	2004	2003
Net Interest Income:
Interest income	$3,297	$3,187
Interest expense	1,093	1,203

Total net interest income	2,204	1,984
Noninterest Income:
Banking fees and commissions	486	440
Credit card revenue	900	851
Service charges on deposits	421	383
Fiduciary and investment management fees	192	160
Investment securities gains	129	69
Trading gains	56	4
Other income	177	52

Total noninterest income	2,361	1,959

Total revenue, net of interest expense	4,565	3,943
Provision for credit losses	141	496
Noninterest Expense:
Salaries and employee benefits	1,280	1,173
Occupancy	178	164
Equipment	117	111
Outside service fees and processing	322	266
Marketing and development	290	226
Telecommunication	55	48
Intangible amortization	33	32
Other expense	388	277

Total noninterest expense	2,663	2,297
Income from continuing operations	1,761	1,150
Applicable income taxes	529	339

Income from continuing operations, net of taxes	1,232	811
Discontinued operations
Income from discontinued operations	1	11
Applicable income taxes	—	4

Income from discontinued operations, net of taxes	1	7
Net Income	$1,233	$818

Net income attributable to common stockholders’ equity	$1,233	$818

Basic earnings per share:
Income from continuing operations, net of taxes	$1.11	$0.70
Income from discontinued operations, net of taxes	—	0.01

Net Income	$1.11	$0.71
Diluted earnings per share:
Income from continuing operations, net of taxes	$1.09	$0.70
Income from discontinued operations, net of taxes	—	0.01

Net Income	$1.09	$0.71

The accompanying notes are an integral part of this statement.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Bank One Corporation and Subsidiaries

(In millions)	Common Stock	Surplus	Retained Earnings	Accumulated Other Adjustments to Stockholders’ Equity	Deferred Compensation	Treasury Stock	Total Stockholders’ Equity
Balance-December 31, 2002	$12	$10,239	$13,020	$(8)	$(157)	$(666)	$22,440

Net income			818				818
Change in fair value, investment securities-available for sale, net of taxes				(40)			(40)
Change in fair value of cash flow hedge derivatives, net of taxes				9			9
Translation gain, net of hedge results and taxes				3			3

Net income and changes in accumulated other adjustments to stockholders’ equity			818	(28)			790
Common stock cash dividends declared			(244)				(244)
Net purchases of common stock		(8)				(559)	(567)
Restricted stock awards granted, net of forfeitures and amortization					(118)		(118)
Stock option grants		16					16
Other		(1)					(1)

Balance-March 31, 2003	$12	$10,246	$13,594	$(36)	$(275)	$(1,225)	$22,316

Balance-December 31, 2003	$12	$10,290	$15,514	$127	$(189)	$(2,335)	$23,419

Net income			1,233				1,233
Change in fair value, investment securities-available for sale, net of taxes				357			357
Change in fair value of cash-flow hedge derivatives, net of taxes				(141)			(141)
Minimum pension liability (1)				2			2
Translation loss, net of hedge results and taxes				(5)			(5)

Net income and changes in accumulated other adjustments to stockholders’ equity			1,233	213			1,446
Common stock cash dividends declared			(505)				(505)
Net issuances of common stock		200				153	353
Restricted stock awards granted, net of forfeitures and amortization					(143)		(143)
Stock option grants		26					26
Other		2					2

Balance-March 31, 2004	$12	$10,518	$16,242	$340	$(332)	$(2,182)	$24,598

(1)	Relates primarily to the nonqualified supplemental pension plan.

The accompanying notes are an integral part of this statement.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Bank One Corporation and Subsidiaries

	Three Months Ended March 31
(In millions)	2004	2003
Cash Flows from Operating Activities of Continuing Operations:
Net income	$1,233	$818
Less: income from discontinued operations, net of taxes	1	7

Income from continuing operations, net of taxes	1,232	811
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Depreciation and amortization	145	134
Provision for credit losses	141	496
Investment securities gains, net	(129)	(69)
Change in net derivative product assets and liabilities	(4)	(106)
Change in trading assets	2,867	(2,777)
Change in other assets	(769)	(686)
Change in other liabilities	600	6,533
Other operating adjustments	53	237

Net cash provided by operating activities	4,136	4,573
Cash Flows from Investing Activities of Continuing Operations:
Change in federal funds sold and securities under resale agreements	5,422	(541)
Securities available for sale:
Purchases	(16,647)	(22,793)
Maturities	3,245	4,555
Sales	13,352	10,527
Credit card receivables securitized	2,800	2,700
Change in interests in purchased receivables	4,027	—
Change in loans	(2,811)	3,488
Loan recoveries	113	102
Additions to premises and equipment	(351)	(281)
Proceeds from sales of premises and equipment	32	7
All other investing activities, net	245	395

Net cash provided by (used in) investing activities	9,427	(1,841)
Cash Flows from Financing Activities of Continuing Operations:
Change in deposits	1,303	(2,968)
Change in federal funds purchased and securities sold under repurchase agreements	(5,770)	4,729
Change in other short-term borrowings	(6,698)	497
Proceeds from issuance of long-term debt	913	5,180
Repayment of long-term debt	(2,733)	(3,452)
Treasury stock acquired	(196)	(715)
Cash dividends paid	(280)	(245)
Proceeds from issuance of common and treasury stock	316	17
All other financing activities, net	61	18

Net cash (used in) provided by financing activities	(13,084)	3,061
Effect of exchange rate changes on cash and cash equivalents	13	7

Discontinued Operations:
Net cash used by discontinued operations	(220)	(4)

Net increase in cash and cash equivalents	272	5,796
Cash and cash equivalents at beginning of period	20,182	19,423

Cash and cash equivalents at end of period	$20,454	$25,219

Other cash flow disclosures from continuing operations:
Interest paid	$1,222	$1,484
Income taxes (refunded) paid	(138)	102

Noncash disclosure:
Loans transferred to other real estate owned	54	106

The accompanying notes are an integral part of this statement.

N OTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

These notes to the consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Corporation’s 2003 Annual Report.

Credit Card Revenue Sharing Agreements

The Corporation has contractual agreements with numerous affinity organizations and co-brand partners, which grant to the Corporation exclusive rights to market to their members or customers. These organizations and partners provide to the Corporation their endorsement of the credit card programs, mailing lists, and may also conduct marketing activities, and provide awards under the various credit card award programs. The terms of these agreements generally range from 3 to 10 years. The economic incentives the Corporation pays to the endorsing organizations and partners typically include payments based on new accounts, activation, charge volumes, and the cost of their marketing activities and awards.

The Corporation recognizes the portion of its payments based on new accounts to the affinity organizations and co-brand partners as deferred loan origination costs. The Corporation defers these costs and amortizes them over 12 months. The Corporation expenses payments based on marketing efforts performed by the endorsing organization or partner to activate a new account after the account has been originated as incurred. Payments based on charge volumes are considered by the Corporation as revenue sharing with the affinity organizations and co-brand partners, and are deducted from credit card revenue as the related revenue is earned.

Note 2–New Accounting Pronouncements

Costs Associated with Exit or Disposal Activities

Effective January 1, 2003, the Corporation adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), which supercedes EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” for exit and disposal activities initiated after December 31, 2002. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity. SFAS No. 146 also establishes fair value as the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The impact of adoption was not material to the Corporation’s results of operations, financial position or cash flows.

Consolidation of Variable Interest Entities

In December 2003, the FASB issued Interpretation No. 46 (Revised), “Consolidation of Variable Interest Entities” (“FIN No. 46R”), which provides further guidance on the accounting for variable interest entities. As permitted by FIN No. 46R, the Corporation applied the provisions of FIN No. 46 as of December 31, 2003. The Corporation consolidated $39.6 billion of assets and liabilities as a result of implementing FIN No. 46 related to its asset-backed conduit business and an investment vehicle. For additional discussion of the Corporation’s asset-backed conduit business and the related impact of FIN No. 46, see “Asset-Backed Finance Programs” beginning on page 43. The Corporation adopted the provisions of FIN No. 46R in the first quarter 2004. The impact of the adoption of FIN No. 46R in the first quarter 2004 was not material to the Corporation’s operating results, financial position or cash flows. Under the provisions of FIN No. 46R, the Corporation deconsolidated guaranteed preferred beneficial interests in junior subordinated debt.

The entities in which the Corporation has retained interests related to credit card securitizations and investments in commercial mortgage-backed securities will not be consolidated since both transaction structures are exempt from the requirements of FIN No. 46 and FIN No. 46R.

Derivative Instruments and Hedging Activities

Effective July 1, 2003, the Corporation adopted SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS No. 149).” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The impact of adoption was not material to the Corporation’s operating results, financial position or cash flows.

Accounting and Reporting for Certain Long-Duration Contracts and Separate Accounts

In 2003, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (“SOP 03-1”) which provides guidance on accounting and reporting by insurance companies for certain nontraditional long-duration contracts and for separate accounts. SOP 03-1 clarifies, among other things, the definition and accounting for separate accounts, contractholder funds, and requires companies to distinguish between insurance contracts and investment contracts based on the amount of mortality or morbidity risks inherent in the contract. For contracts classified as insurance contracts that contain death or other insurance benefit features, a liability in excess of the account balance must be established to reflect the benefits expected to be paid in future periods. Reinsurers of such risks should also establish an equivalent liability.

The Corporation adopted the provisions of SOP 03-1 as of January 1, 2004, through a cumulative change in accounting principle recorded in earnings. The impact of SOP 03-1 was not material to the Corporation’s results of operations, financial position or cash flows.

Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

Effective July 1, 2003, the Corporation adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 modifies the accounting for certain financial instruments with characteristics of both liabilities and equity. Prior to July 1, 2003, guaranteed preferred beneficial interests in the Corporation’s junior subordinated debt were classified as a separate liability, with distributions on these securities included in interest expense on long-term debt. Currently, trust preferred capital securities are included as a component of long-term debt, with no change in the reporting of distributions.

Accounting for interest rate lock commitments (“IRLCs”)

In March, 2004, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (“SAB 105”), which presents the SEC staff’s views on applying generally accepted accounting principles to loan commitments accounted for as derivative instruments. SAB 105 indicates that the value of servicing or other intangible assets should not be included as a component when estimating the fair value of IRLCs prior to a loan funding. The Corporation’s accounting practice has been consistent with the staff’s views and therefore, applying the guidance provided will have no effect on the Corporation’s results of operations, financial position or cash flows.

Note 3–Acquisitions

In the fourth quarter 2003, the Corporation purchased Security Capital Research & Management Incorporated, a recognized expert in developing real estate investment products, with approximately $3.9 billion in assets under management.

Effective September 1, 2003, the Corporation acquired for cash, key business components of Zurich Life, a U.S. life and annuity operation of Zurich Financial Services Group. Zurich Life, based in Elgin, Illinois, is a leading underwriter of term life insurance serving consumers through both a national network of licensed brokers/insurance agents and the direct marketing platform of its One Life Direct (formerly Zurich Direct) agency. It is also a significant underwriter of fixed and variable annuities, with a recognized expertise in the teachers’ annuity market. Zurich Life has regulatory and operating insurance authority in all 50 states. The acquisition expands the Corporation’s existing insurance product offerings.

The Corporation recorded the Zurich Life assets acquired and liabilities assumed, including insurance policy and claims reserves, at fair value. The Corporation acquired total assets of approximately $6.7 billion, consisting primarily of fixed income investment securities and $6.3 billion of insurance policy and claims reserves, and recorded approximately $116 million in goodwill. In conjunction with the acquisition, the Corporation reinsured separate accounts of the seller, Zurich Financial Services Group, that are netted in the Corporation’s balance sheet in accordance with FIN No. 39.

Note 4 – Discontinued Operations

On November 14, 2003, the Corporation sold its corporate trust services business to JPMorgan Chase for approximately $720 million and recorded a gain of $380 million, net of taxes, from discontinued operations. The sale included the corporate, municipal, structured finance and escrow businesses as well as the document custody and London corporate trust operations. Approximately 10% of the sales price remains unpaid because it is contingent upon business retention. As part of the sale, the Corporation has agreed to indemnify, subject to certain limitations, JPMorgan Chase for losses, liabilities or obligations relating in any manner to, or arising from the corporate trust services business, or any corporation trust agreement to the extent such losses arose or were incurred prior to the sale date or resulted from the operation of the corporate trust services business prior to closing. Accordingly, the Corporation recorded a reserve for those potential losses. As discussed in Note 32, “Subsequent Events,” on page 111 of the Corporation’s 2003 Annual Report, the Corporation announced an agreement to merge with JPMorgan Chase.

The following is summarized financial information for discontinued operations:

	Three Months Ended March 31
(In millions)	2004	2003
Total revenues	$13	$34
Total expenses (excluding taxes)	12	23

Income before income taxes	1	11
Applicable income taxes	—	4

Net Income	$1	$7

Total assets	$202	$116

Note 5–Earnings per Share

Basic EPS is computed by dividing income available to common stockholders by the average number of common shares outstanding for the period. Except when the effect would be antidilutive, the diluted EPS calculation includes shares that could be issued under outstanding stock options and the employee stock purchase plan.

	Three Months Ended March 31
(In millions, except per share data)	2004	2003
Net income available to common stockholders for basic and diluted EPS	$1,233	$818

Average shares outstanding	1,115	1,148
Stock options	20	8

Average shares outstanding assuming full dilution	1,135	1,156

Earnings per share:
Basic earnings per share
Income from continuing operations	$1.11	$0.70
Income from discontinued operations, net	—	0.01

Net Income	$1.11	$0.71
Diluted earnings per share
Income from continuing operations	$1.09	$0.70
Income from discontinued operations, net	—	0.01

Net Income	$1.09	$0.71

Note 6–Restructuring-Related Activity

Actions under the fourth quarter 2001 and the second quarter 2000 restructuring plans have been completed, with only payments of identified obligations remaining, which consist primarily of lease obligations. Unpaid amounts totaled $58 million and $35 million for these plans, respectively, as of March 31, 2004, and will be paid as required over the remaining contractual periods.

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

For additional disclosures regarding the Corporation’s segments see the “Business Segment Results” section beginning on page 7.

The following table summarizes certain financial information by line of business for the periods indicated:

	Three Months Ended March 31						March 31
	2004	2003	2004	2003	2004	2003	2004	2003
(In millions)	Total Revenues from continuing operations FTE(1)		Income taxes provision (benefit) for continuing operations(1)		Income (loss) from continuing operations		Total Assets
Retail	$1,728	$1,581	$278	$227	$482	$395	$60,109	$55,739
Commercial Banking	1,001	972	159	56	425	220	126,501	97,646
Card Services	1,325	1,090	194	154	319	248	45,421	42,814
Investment Management Group (2)	512	312	78	44	133	73	16,256	8,345
Corporate (2)	44	25	(135)	(105)	(127)	(125)	71,303	83,920

Total	$4,610	$3,980	$574	$376	$1,232	$811	$319,590	$288,464

(1)	Total revenue-FTE and provision for (benefit of) income taxes include tax equivalent adjustments of $45 million and $37 million for three months ended March 31, 2004 and 2003, respectively.

(2)	Amounts presented are for continuing operations. Refer to Note 4, “Discontinued Operations,” for information related to corporate trust services.

Note 8–Interest Income and Interest Expense

Details of interest income and interest expense were as follows:

	Three Months Ended March 31
(In millions)	2004	2003
Interest Income:
Loans, including fees	$2,069	$2,302
Bank balances	12	10
Federal funds sold and securities purchased under resale agreements	27	43
Trading assets	95	74
Investment securities	1,001	758
Interests in purchased receivables	93	—

Total interest income	3,297	3,187
Interest Expense:
Deposits	472	554
Federal funds purchased and securities sold under repurchase agreements	53	62
Other short-term borrowings	171	87
Long-term debt	397	500

Total interest expense	1,093	1,203
Net interest income	2,204	1,984
Provision for credit losses	141	496

Net interest income after provision for credit losses	$2,063	$1,488

Note 9–Investment Securities

The summary of the Corporation’s investment portfolio follows:

	At March 31, 2004
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Book Value)
U.S. government and federal agencies/ corporations obligations:
Mortgage-backed securities	$31,837	$468	$43	$32,262
Collateralized mortgage obligations	53	1	—	54
Agency obligations	563	10	2	571
U.S. treasuries	5,255	258	—	5,513
States and political subdivisions	1,266	65	4	1,327
Interests in credit card securitized receivables(1)	26,842	182	—	27,024
Other debt securities	13,361	299	11	13,649
Equity securities(1)	4,081	11	1	4,091

Total available for sale securities	$83,258	$1,294	$61	$84,491

Principal and other investments(2)				2,393

Total investment securities				$86,884

	At December 31, 2003 (3)
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Book Value)
U.S. government and federal agencies/ corporations obligations:
Mortgage-backed securities	$29,959	$320	$36	$30,243
Collateralized mortgage obligations	118	1	—	119
Agency obligations	943	4	3	944
U.S. treasuries	5,606	28	30	5,604
States and political subdivisions	1,262	59	9	1,312
Interests in credit card securitized receivables(1)	26,626	179	—	26,805
Other debt securities	12,942	186	17	13,111
Equity securities(1)	4,252	5	7	4,250

Total available for sale securities	$81,708	$782	$102	$82,388

Principal and other investments(2)				2,563

Total investment securities				$84,951

(1)	The fair values of certain securities for which market quotations were not available were estimated.

(2)	The fair values of certain securities reflect liquidity and other market-related factors, and include investments accounted for at fair value consistent with specialized industry practice.

(3)	Prior period amounts have been reclassified to conform with current period presentation.

For the three months ended March 31, 2004, gross recognized gains and losses on available-for-sale investment securities were $183 million and $61 million, respectively. For the three months ended March 31, 2003, gross recognized gains and losses on available-for-sale investment securities were $92 million and $32 million, respectively.

Note 10 – Allowance for Credit Losses

The allowance for credit losses is comprised of an allowance for loan losses and a reserve for unfunded commitments and standby letters of credit.

Changes in the allowance for loan losses were as follows:

For the period ended: (In millions)	March 31 2004	December 31 2003	September 30 2003	June 30 2003	March 31 2003
Balance, beginning of period	$3,472	$3,907	$3,962	$3,926	$3,923
Additions (deductions):
Charge-offs	(385)	(1,206)	(642)	(618)	(597)
Recoveries	113	122	102	129	102

Net charge-offs	(272)	(1,084)	(540)	(489)	(495)
Provision for loan losses	123	649	485	525	498

Balance, end of period	$3,323	$3,472	$3,907	$3,962	$3,926

Changes in the reserve for unfunded commitments and standby letters of credit were as follows:

For the period ended: (In millions)	March 31 2004	December 31 2003	September 30 2003	June 30 2003	March 31 2003
Balance, beginning of period	$490	$467	$536	$600	$602
Provision for credit losses	18	23	(69)	(64)	(2)

Balance, end of period	$508	$490	$467	$536	$600

Note 11 – Goodwill and Other Intangible Assets

Goodwill and intangible assets with an indefinite life are no longer amortized, but are subject to an impairment test at least annually. Goodwill is tested annually at the reporting segment level or more often if events or circumstances suggest potential impairment.

Other acquired intangible assets determined to have a finite life, such as core deposits and credit card relationships, are amortized over their estimated useful life in a manner that best reflects the economic benefits of the intangible asset. Intangible assets with a finite life are periodically reviewed for other than temporary impairment.

(a) Goodwill

The Corporation had goodwill of $2.1 billion at March 31, 2004 and December 31, 2003, respectively, with no impairment recorded.

The allocation of goodwill by line of business was as follows:

(In millions)	March 31 2004	December 31 2003
Retail	$516	$516
Commercial Banking	139	139
Card Services	1,208	1,206
Investment Management Group	198	200
Corporate	—	—

Total Goodwill	$2,061	$2,061

(b) Other Intangible Assets

As of March 31, 2004, indefinite lived intangible assets that are not subject to amortization amounted to $14 million. Other intangible assets above do not include mortgage-servicing rights. Capitalized mortgage-servicing rights were $61.7 million and $71.0 million as of March 31, 2004 and December 31, 2003, respectively.

The remaining components of finite life intangible assets were as follows:

	At March 31, 2004
(In millions)	Gross amount	Accumulated amortization	Net carrying value
Purchased customer relationships	$1,136	$757	$379
Other	436	173	263

Total intangible assets	$1,572	$930	$642

	At December 31, 2003
(In millions)	Gross amount	Accumulated amortization	Net carrying value
Purchased customer relationships	$1,136	$732	$404
Other	433	164	269

Total intangible assets	$1,569	$896	$673

For the three months ended March 31, 2004, intangible assets amortization expense was $33.4 million.

The amortization expense for intangible assets over the next five years is estimated to be as follows:

At March 31, 2004	2004(1)	2005	2006	2007	2008
(In millions)
Amortization expense	$108	$126	$89	$84	$57

(1)	Amount represents amortization expense for the remaining nine months of 2004.

Note 12–Guaranteed Preferred Beneficial Interest in Junior Subordinated Debt

The Corporation has sponsored ten trusts with a total aggregate issuance outstanding of $3.4 billion at March 31, 2004 in trust preferred securities as follows:

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

These trust preferred securities are tax-advantaged issues that qualify for Tier 1 capital treatment. Distributions on these securities are included in interest expense on long-term debt. Each of the trusts is a statutory business trust organized for the sole purpose of issuing trust securities and investing the proceeds thereof in junior subordinated debentures of the Corporation, the sole asset of each trust. The preferred trust securities of each trust represent preferred beneficial interests in the assets of the respective trusts and are subject to mandatory redemption upon payment of the junior subordinated debentures held by the trust. The common securities of each trust are wholly-owned by the Corporation. Under the provisions of FIN No. 46R, the Corporation deconsolidated guaranteed preferred beneficial interests in junior subordinated debt. Each trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon the Corporation making payment on the related junior subordinated debentures. The Corporation’s obligations under the junior subordinated securities and other relevant trust agreements, in aggregate, constitute a full and unconditional guarantee by the Corporation of each respective trust’s obligations under the trust securities issued by such trust.

Note 13–Supplemental Disclosures for Accumulated Other Adjustments to Stockholders’ Equity

Accumulated other adjustments to stockholders’ equity were as follows:

	Three Months Ended March 31
(In millions)	2004	2003
Fair value adjustment on investment securities–available for sale:
Balance, beginning of period	$435	$552
Change in fair value, net of taxes of $240 and $(7) for the three months ended March 31, 2004 and 2003, respectively	434	(9)
Reclassification adjustment, net of taxes of $(44) and $(18) for the three months ended March 31, 2004 and 2003, respectively	(77)	(31)

Balance, end of period	792	512
Fair value adjustment on derivative instruments–cash flow type hedges:
Balance, beginning of period	(275)	(560)
Net change in fair value associated with current period hedging activities, net of tax benefits of $117 and $46 for the three months ended March 31, 2004 and 2003, respectively	(203)	(79)
Reclassification into earnings, net of taxes of $36 and $51 for the three months ended March 31, 2004 and 2003, respectively	62	88

Balance, end of period	(416)	(551)
Accumulated translation adjustment:
Balance, beginning of period	2	—
Translation gain (loss), net of hedge results and taxes	(5)	3

Balance, end of period	(3)	3

Minimum pension liability (1):
Balance, beginning of period	(35)	—
Change in minimum pension liability, net of taxes	2	—

Balance, end of period	(33)	—

Total accumulated other adjustments to stockholders' equity	$340	$(36)

(1)	Relates primarily to the nonqualified supplemental pension plan.

Note 14–Pension and Postretirement Employee Benefit Plans

For a discussion of the Corporation’s pension and postretirement employee benefit plans, see Note 19 on pages 99-101 of the 2003 Annual Report.

	Pension plans (a)
	Qualified		Nonqualified		Postretirement benefit plans (b)
	Three months ended March 31
(In millions)	2004	2003	2004	2003	2004	2003
Components of net periodic cost/benefit
Service cost - benefits earned during the period	$25	$25	$1	$—	$—	$—
Interest cost on benefit obligation	37	39	1	2	4	4
Expected return on plan assets	(66)	(66)	—	—	(1)	(1)
Amortization of prior service costs	1	1	1	1	—	(3)
Recognition of actuarial (gain) loss	2	—	2	2	1	1

Net periodic (benefit) cost	$(1)	$(1)	$4	$5	$4	$1

(a) Pension Plans

The expected long-term rate of return on plan assets is 7.5% in 2004.

Employer Contributions

In the 2003 Annual Report, the Corporation disclosed that it expected to contribute $147 million to its qualified pension plan in 2004. The actuarial valuation for the plan reflected the maximum tax-deductible contribution for 2004 to be $121 million. As of March 31, 2004, $121 million has been contributed, and the Corporation expects to make no additional contributions over the remainder of the year.

Also, the Corporation disclosed that it expected to pay out $13 million from corporate assets to participants in the non-qualified pension plan in 2004. The subsequently completed actuarial valuation for the plan revised expected payouts to $16 million.

(b) Postretirement Benefits Other Than Pensions

The expected long-term rate of return on plan assets is 4.75% in 2004.

Employer Contributions

In the 2003 Annual Report, the Corporation disclosed that it expected to contribute $16.2 million to its qualified postretirement plan in 2004. The actuarial valuation for the plan reflected the maximum tax-deductible contribution for 2004 to be $17.0 million. As of March 31, 2004, $17.0 million has been contributed, and the Corporation expects to make no additional contributions over the remainder of the year.

Note 15–Stock-Based Compensation

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

Awards under the Corporation’s stock compensation plans vest over periods ranging primarily from three to five years. Therefore, the expense related to stock option compensation included in the determination of net income for 2003 and 2002 was less than that which would have been recognized if the fair value method had been applied to all awards since the original effective date of SFAS No. 123. The net income and earnings per share implications if the fair value method had been applied to all awards vesting during the three months ended March 31, 2004 and 2003 would have been as follows:

	Three Months Ended March 31
(In millions, except per share data)	2004	2003
Net income attributable to common stockholders’ equity	$1,233	$818
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	37	27
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards vesting during the period, net of related tax effects	45	35

Pro forma net income attributable to common stockholders’ equity	$1,225	$810
Earnings per share:
Basic – as reported	1.11	0.71
Basic – pro forma	1.10	0.71
Diluted – as reported	1.09	0.71
Diluted – pro forma	1.08	0.70

Other disclosures related to stock options have not materially changed from the disclosure provided in Note 20, “Stock-Based Compensation” of the Corporation’s 2003 Annual Report on pages 101-103.

Note 16–Financial Instruments with Off-Balance Sheet Risk

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

The following is a summary of financial instruments that are considered guarantees in accordance with FIN No. 45:

	March 31, 2004		December 31, 2003
(In millions)	Contract Amount	Carrying Value (3)	Contract Amount	Carrying Value (3)
Standby letters of credit and foreign office guarantees (1) (2)	$27,880	$282	$25,874	$291
Loans sold with recourse	2,372	9	2,620	10
Swap guarantees	89	3	102	4
Asset purchase agreements (4)	1,903	—	2,155	—

(1)	The contract amount of financial standby letters of credit and foreign office guarantees and performance standby letters of credit and foreign guarantees totaled $24.5 billion and $3.4 billion and $22.6 billion and $3.3 billion at March 31, 2004 and December 31, 2003, respectively.

(2)	Includes $10.6 billion and $8.8 billion at March 31, 2004 and December 31, 2003, respectively, participated to other institutions.

(3)	The carrying value of financial guarantees includes amounts deferred and recognized in income over the life of the contract and amounts for inherent losses in accordance with FASB Statement No. 5, “Accounting for Contingencies” (“SFAS No. 5”). These amounts are reported in other liabilities.

(4)	Certain asset purchase agreements entered into in conjunction with the Corporation’s asset-backed conduit program qualify as financial guarantees. For additional discussion of the asset purchase agreements, see page 43-44.

For a discussion of these types of agreements, see “Financial Guarantees” in the Corporation’s 2003 Annual Report on page 105.

The Corporation also sells put options that are considered a form of financial guarantee when the counterparties that purchase the contracts actually own the reference financial instrument (primarily loans, commodities and equities). A put option sold by the Corporation provides the counterparty the right to sell (i.e., “put”) the reference asset to the Corporation at a pre-determined price.

The following table summarizes the Corporation’s inventory of sold put options as of March 31, 2004, in which it was probable that the counterparty owns the reference financial instrument:

(In millions)	Contract Amount	Carrying Value
Loans	$12,416	$125
Commodities	679	(5)
Equities	51	(5)

The Corporation, as lending agent, will indemnify certain customers in securities lending transactions from default by the parties borrowing the securities. This indemnification is covered by the Corporation obtaining and maintaining collateral provided by the borrower exceeding 100% of the underlying security’s market value. The market value of securities indemnified by the Corporation were $2.5 billion as of March 31, 2004 and $3.5 billion as of December 31, 2003. Other types of indemnification agreements that function as financial guarantees are considered to have remote risk of loss, historical loss experience is negligible and maximum exposure to loss is not possible to estimate due to the pervasive, yet low risk, nature of these agreements.

Note 17–Collateral Policy Related to Certain Asset Transfer Activity

The maximum outstanding amount of securities under resale agreements and securities borrowed at any end of day during the quarters ended March 31, 2004 and 2003 was $12.4 billion and $11.0 billion, respectively. The average outstanding amount of securities under resale and securities borrowing agreements during the quarters ended March 31, 2004 and 2003 was $8.0 billion and $7.9 billion, respectively.

Note 18–Contingent Liabilities

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

Note 19—Pending Merger

On January 14, 2004, the Corporation announced an agreement to merge with JPMorgan Chase in a strategic business combination establishing the second largest banking franchise in the United States, based core deposits. The combined entity will have assets of approximately $1.1 trillion.

The agreement provides for a stock-for-stock merger in which 1.32 shares of JPMorgan Chase common stock will be exchanged, on a tax-free basis, for each share of Bank One common stock. This transaction is expected to close in mid-2004 pending regulatory and shareholder approvals.

SELECTED STATISTICAL INFORMATION

Bank One Corporation and Subsidiaries

Average Balances/Net Interest Margin/Rates

	Three Months Ended March 31, 2004			Three Months Ended December 31, 2003
(Dollars in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Short-term investments	$14,008	$40	1.15%	$16,316	$43	1.05%
Trading assets (1)	10,187	95	3.75	12,139	107	3.50
Investment securities:
U.S. government agencies	37,483	455	4.88	35,817	393	4.35
States and political subdivisions	1,311	21	6.44	1,300	22	6.71
Other	45,556	557	4.92	38,662	538	5.52

Total investment securities (1)(2)	84,350	1,033	4.93	75,779	953	4.99
Interests in purchased receivables (2)	31,145	93	1.20	358	N/M	N/M
Loans (1)(2)(3)	138,652	2,081	6.04	139,741	2,114	6.00

Total earning assets	278,342	3,342	4.83	244,333	3,217	5.22
Allowance for loan losses (4)	(3,446)			(3,676)
Other assets - nonearning	42,697			41,089

Total assets	$317,593			$281,746

Liabilities and Stockholders’ Equity
Deposits - interest-bearing: (5)
Savings	$10,732	$13	0.49	$10,483	$13	0.49
Money market	69,419	171	0.99	66,925	166	0.98
Time	22,467	227	4.06	23,471	231	3.90
Foreign offices (6)	16,328	61	1.50	16,085	59	1.46

Total deposits - interest-bearing	118,946	472	1.60	116,964	469	1.59
Federal funds purchased and securities sold under repurchase agreements	16,914	53	1.26	21,491	66	1.22
Other short-term borrowings (2)	44,454	171	1.55	10,935	83	3.01
Long-term debt (2)(7)	46,285	397	3.45	44,313	445	3.98

Total interest-bearing liabilities	226,599	1,093	1.94	193,703	1,063	2.18

Noninterest-bearing deposits	44,051			43,156
Other liabilities (4)	22,776			21,770
Preferred stock
Common stockholders’ equity	24,167			23,117

Total liabilities and equity	$317,593			$281,746

Interest income		$3,342			$3,217
Interest expense		1,093			1,063

Net interest income		$2,249			$2,154

Interest income/earning assets			4.83%			5.22%
Interest expense/earning assets			1.58			1.72

Net interest margin			3.25%			3.50%

(1)	Includes tax-equivalent adjustments based on federal income tax rate of 35%.

(2)	Impacted by the adoption of FIN No. 46.

(3)	Nonperforming loans are included in average balances used to determine average rate.

(4)	Reserves related to unfunded lending commitments and standby letters of credit were reclassified from the allowance for loan losses to other liabilities for all periods presented.

(5)	On a consolidated basis, demand deposit balances are routinely swept into money market. On a line of business basis, balances are presented without the impact of sweeps.

(6)	Includes international banking facility deposit balances in domestic offices and balances of Edge Act and overseas offices.

(7)	Includes trust preferred capital securities.

SELECTED STATISTICAL INFORMATION

Bank One Corporation and Subsidiaries

Average Balances/Net Interest Margin/Rates

	Three Months Ended September 30, 2003			Three Months Ended June 30, 2003			Three Months Ended March 31, 2003
(Dollars in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Short-term investments	$17,029	$41	0.96%	$17,775	$50	1.13%	$17,672	$54	1.24%
Trading assets (1)	11,669	100	3.40	10,211	87	3.42	8,414	74	3.57
Investment securities:
U.S. government agencies	36,937	366	3.93	33,356	336	4.04	29,030	280	3.91
States and political subdivisions	1,278	21	6.52	1,237	21	6.81	1,169	20	6.94
Other	33,523	466	5.52	32,142	444	5.54	34,851	481	5.60

Total investment securities (1)(2)	71,738	853	4.72	66,735	801	4.81	65,050	781	4.87
Interests in purchased receivables (2)	—	—	—	—	—	—	—	—	—
Loans (1)(2)(3)	144,162	2,219	6.11	144,635	2,231	6.19	146,419	2,315	6.41

Total earning assets	244,598	3,213	5.21	239,356	3,169	5.31	237,555	3,224	5.50
Allowance for loan losses (4)	(4,012)			(3,999)			(3,958)
Other assets - nonearning	43,090			41,452			38,892

Total assets	$283,676			$276,809			$272,489

Liabilities and Stockholders’ Equity
Deposits - interest-bearing: (5)
Savings	$10,453	$19	0.72	$10,260	$14	0.55	$9,662	$14	0.59
Money market	64,728	154	0.94	62,881	171	1.09	60,886	174	1.16
Time	25,014	251	3.98	27,104	274	4.05	29,401	306	4.22
Foreign offices (6)	16,244	59	1.44	15,985	65	1.63	14,513	61	1.70

Total deposits - interest-bearing	116,439	483	1.65	116,230	524	1.81	114,462	555	1.97
Federal funds purchased and securities sold under repurchase agreements	23,003	70	1.21	20,383	73	1.44	16,866	62	1.49
Other short-term borrowings (2)	11,216	81	2.87	13,413	90	2.69	12,433	87	2.84
Long-term debt (2)(7)	45,248	452	3.96	45,014	473	4.21	44,630	499	4.53

Total interest-bearing liabilities	195,906	1,086	2.20	195,040	1,160	2.39	188,391	1,203	2.59

Noninterest-bearing deposits	45,995			44,077			46,397
Other liabilities (4)	19,563			15,230			15,080
Preferred stock
Common stockholders’ equity	22,212			22,462			22,621

Total liabilities and equity	$283,676			$276,809			$272,489

Interest income		$3,213			$3,169			$3,224
Interest expense		1,086			1,160			1,203

Net interest income		$2,127			$2,009			$2,021

Interest income/earning assets			5.21%			5.31%			5.50%
Interest expense/earning assets			1.76			1.94			2.05

Net interest margin			3.45%			3.37%			3.45%

(1)	For footnote detail see page 62.

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

The condensed consolidated financial statements of the Corporation have been reviewed by KPMG LLP, independent public accountants. Their accompanying report is based upon a review conducted in accordance with standards established by the American Institute of Certified Public Accountants. The Audit and Risk Management Committee of the Board of Directors, which consists solely of independent directors, meets at least quarterly with the independent auditors, Corporate Audit and representatives of management to discuss, among other things, accounting and financial reporting matters.

Management of the Corporation is responsible for establishing and maintaining disclosure controls and procedures to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. In addition to disclosure controls and procedures, management of the Corporation is responsible for establishing and maintaining an effective process for internal control over financial reporting, which provides reasonable, but not absolute, assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Corporation maintains systems of controls that it believes are reasonably designed to provide management with timely and accurate information about the operations of the Corporation. This process is supported by an internal audit function along with the ongoing appraisal of controls by the Audit and Risk Management Committee. Both the Corporation’s independent accountants and the internal audit function directly provide reports on significant matters to the Audit and Risk Management Committee. The Corporation’s independent accountants, the internal audit function and the Audit and Risk Management Committee have free access to each other. Disclosure controls and procedures, internal controls, systems and corporate-wide processes and procedures are continually evaluated and enhanced.

Management of the Corporation evaluated its disclosure controls and procedures as of March 31, 2004. Based on this evaluation, the Principal Executive Officer and Principal Financial Officer each concludes that as of March 31, 2004, the Corporation maintained effective disclosure controls and procedures in all material respects, including those to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and is accumulated and communicated to management, including the Principal Executive Officer and the Principal Financial Officer, as appropriate to allow for timely decisions regarding required disclosure. There has been no change in the Corporation’s internal control over financial reporting that occurred during the Corporation’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

BANK ONE CORPORATION

May 7, 2004	/s/ JAMES DIMON

James Dimon Principal Executive Officer

/s/ HEIDI MILLER

Heidi Miller Principal Financial Officer

REVIEW REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders

Bank One Corporation:

We have reviewed the condensed consolidated balance sheet of Bank One Corporation and subsidiaries (the “Corporation”) as of March 31, 2004 and the related condensed consolidated income statements, statements of stockholders’ equity and cash flows for the three-month periods ended March 31, 2004 and 2003. These condensed consolidated financial statements are the responsibility of the Corporation’s management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Bank One Corporation and subsidiaries as of December 31, 2003, and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated January 20, 2004, we expressed an unqualified opinion on those consolidated financial statements. Our report dated January 20, 2004 refers to Bank One’s adoption of FASB Interpretation No. 46, Consolidation of Variable Interest Entities, effective December 31, 2003. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Chicago, Illinois

May 7, 2004

/s/ KPMG LLP

KPMG LLP

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-15323

BANK ONE CORPORATION

(exact name of registrant as specified in its charter)

DELAWARE	31-0738296
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 BANK ONE PLAZA CHICAGO, ILLINOIS	60670
(Address of principal executive offices)	(Zip Code)

312-732-4000

(Registrant’s telephone number, including area code)

_______________________________________________________________

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 30, 2004.

Class	Number of Shares Outstanding
Common Stock $0.01 par value	1,121,896,559

Form 10-Q Cross-Reference Index

PART II–OTHER INFORMATION

ITEM 1.	Legal Proceedings

None

ITEM 2.	Changes in Securities and Use of Proceeds

None

ITEM 3.	Defaults Upon Senior Securities

Not applicable

ITEM 4.	Submission of Matters to a Vote of Security Holders

None

ITEM 5.	Other Information

None

ITEM 6.	Exhibits and Reports on Form 8-K

(a	)	Exhibit 2-Agreement of Merger dated January 14, 2004, between JPMorgan Chase & Co. and Bank One Corporation [Exhibit 2.1 to the Corporation’s Current Report on Form 8-K (File No. 001-15323) dated January 28, 2004, incorporated herein by reference].

Exhibit 12–Statement regarding computation of ratios.

Exhibit 15–Letter of independent public accountants regarding unaudited interim financial information.

Exhibit 31 (a)–Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31 (b)–Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32 (a)–Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32 (b)–Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b	)	The Registrant filed the following Current Reports on Form 8-K during the quarter ended March 31, 2004.

Date	Item Reported
January 20, 2004	Registrant’s January 20, 2004 news release announcing its 2003 fourth quarter earnings.

January 20, 2004	Registrant’s January 20, 2004 news release announcing an increase in its common stock dividend.

January 28, 2004	Registrant’s January 14, 2004 joint news release with J.P. Morgan Chase & Co. filing their Agreement and Plan of Merger.

February 3, 2004	Registrant’s and J.P. Morgan Chase & Co’s release of Preliminary Unaudited Pro Forma Combined Financial Data.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK ONE CORPORATION

Date May 7, 2004	/s/ JAMES DIMON

James Dimon Principal Executive Officer

Date May 7, 2004	/s/ HEIDI MILLER

Heidi Miller Principal Financial Officer

Date May 7, 2004	/s/ MELISSA J. MOORE

Melissa J. Moore Principal Accounting Officer

BANK ONE CORPORATION

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2	Agreement of Merger dated January 14, 2004, between JPMorgan Chase & Co. and Bank One Corporation [Exhibit 2.1 to the Corporation’s Current Report on Form 8-K (File No. 001-15323) dated January 28, 2004, incorporated herein by reference.]

12	Statement regarding computation of ratios.

15	Letter of independent public accountants regarding unaudited interim financial information.

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